Form 10-K
period 1993-12-31
UNITED CAPITAL CORP /DE/
filed 1994-04-08
CIK 65358

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                    December 31, 1993
                          -----------------------------------------------------
                                       or
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to
                               ------------------------    --------------------

Commission file number                           1-10104
                       --------------------------------------------------------

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 04-2294493
- - - --------------------------------------------     ------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

 111 Great Neck Road, Great Neck, New York                    11021
- - - --------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:         (516) 466-6464
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered
- - - --------------------------------------------     ------------------------------

 Common Stock (Par Value $.10 Per Share)          American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                  Yes   X    No
                                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 18, 1994 was approximately $27,050,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of March 18, 1994 was 6,091,561.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

United Capital Corp. (the "Registrant"), incorporated in 1980 in the State of Delaware, has four industry segments:

     1.   Real Estate Investment and Management.

     2.   Manufacture and Sale of Resilient Vinyl Flooring.

     3.   Manufacture and Sale of Antenna Systems.

     4.   Manufacture and Sale of Engineered Products.

The Registrant also invests excess available cash in marketable securities and other financial instruments.

DESCRIPTION OF BUSINESS

     REAL ESTATE INVESTMENT AND MANAGEMENT

The Registrant is engaged in the business of investing in real estate properties. Most real estate properties owned by the Registrant are leased under net leases pursuant to which the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance and maintenance. The Registrant also owns properties that it manages which are operated by the City of New York as day-care centers and offices and other properties leased as department stores or shopping centers around the country. In addition, the Registrant owns properties available for sale and lease with the assistance of a consultant or a realtor working in the locale of the premises.

The majority of properties are leased to single tenants. Approximately 98% of the total square footage of the Registrant's properties are currently leased.

     RESILIENT VINYL FLOORING

In March 1994 the Registrant purchased substantially all of the operating assets of Kentile Floors, Inc., a major manufacturer and supplier of resilient vinyl flooring. This acquisition was completed through a new wholly-owned subsidiary of the Registrant known as Kentile, Inc. ("Kentile").

Kentile's operations are conducted from a 315,000 square foot manufacturing facility located in Chicago, Illinois and numerous regional sales offices strategically located throughout the United States. Kentile's products include resilient vinyl tile for use in the commercial flooring industry, a line of vinyl wall base products marketed under the Kencove brandname and other supporting products which include adhesives, cleaners and waxes. These products are sold through a nationwide network of distributors which service the regional markets in which they are located.

The acquisition of the operating assets of Kentile will be accounted for by the purchase method of accounting and, accordingly, the results of operations of Kentile will be included with those of the Registrant for periods subsequent to the date of acquisition. Also see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 17 of Notes to Consolidated Financial Statements.

     ANTENNA SYSTEMS

The Registrant designs and manufactures antenna systems marketed internationally under the Dorne & Margolin trade name. Its products include airborne and ground-based navigation, communication and satellite communication antennas for military, commercial transport and general aviation aircraft. These products are sold internationally to military, commercial and general aviation original equipment manufacturers as well as to the end user as replacement and spare antenna systems.

In April 1992, the Registrant acquired the operating assets of Chu Associates, Inc. ("Chu Associates") and affiliated companies to broaden the scope of its antenna systems segment. This addition, which is now known as D&M/Chu Technology, Inc. ("D&M/Chu"), has manufacturing facilities in Littleton, Massachusetts where it designs and manufactures communication and navigation antenna systems for land and naval based applications. D&M/Chu's product line, which is marketed internationally, complements Dorne & Margolin's speciality in airborne communication and navigation antenna systems.

During 1993, the Registrant began to consolidate the operations of D&M/Chu with that of its Dorne & Margolin subsidiary in its Bohemia, New York facility. Many aspects of this consolidation have been completed to date; the remainder will occur prior to the end of the third quarter of 1994 when an expansion facility at the site is expected to be completed.

Approximately 71% and 67% of the antenna systems sold by the Registrant in 1993 and 1992, respectively, were for use by the United States Government and purchased by the United States Government or its contractors.

     ENGINEERED PRODUCTS

The Registrant's engineered products are manufactured through the Technical Products Division of Metex Corporation ("Metex") and AFP Transformers, Inc., wholly-owned subsidiaries of the Registrant. The knitted wire products and components manufactured by Metex must function in adverse environments and meet rigid performance requirements. The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements and air, liquid and solid filtering devices.

Metex has been an original equipment manufacturer for the automobile industry since 1974 and presently supplies several automobile manufacturers with exhaust seals and components for use in exhaust emission control devices.

The Registrant's transformer products are marketed under several brandnames including Field Transformer, ISOREG and EPOXYCAST for a wide variety of industrial and research applications. AFP Transformers also provides a full line of power conditioners and uninterruptible power supplies, as well as its Spectrum line of speciality transformers for high powered ultraviolet lamps used in the printing and chemical industries.

Sales by the Engineered Products segment to its two largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 26% and 29% of the segment's sales for 1993 and 1992, respectively.

     FINANCIAL INFORMATION

The following table sets forth the revenues, income from operations and identifiable assets of each business segment of the Registrant for 1993, 1992 and 1991.

                                                   1993      1992      1991
                                                  -------   -------   -------
                                                          (in thousands)
     REAL ESTATE INVESTMENT AND MANAGEMENT-
       Rental revenues                            $20,815   $19,543   $16,123
                                                  =======   =======   =======
       Income from operations                     $ 3,946   $ 3,033   $ 1,149
                                                  =======   =======   =======
       Identifiable assets                        $86,668   $88,453   $96,843
                                                  =======   =======   =======
     ANTENNA SYSTEMS-
       Net sales                                  $21,098   $24,513   $22,033
                                                  =======   =======   =======
       Income from operations                     $   769   $ 3,259   $ 3,595
                                                  =======   =======   =======
       Identifiable assets                        $17,686   $18,899   $ 9,980
                                                  =======   =======   =======
     ENGINEERED PRODUCTS-
       Net sales                                  $27,643   $26,819   $24,701
                                                  =======   =======   =======
       Income from operations                     $ 1,585   $ 2,687   $ 2,412
                                                  =======   =======   =======
       Identifiable assets                        $10,528   $ 9,497   $ 8,978
                                                  =======   =======   =======

     DISTRIBUTION

The Registrant's manufactured products are distributed by a direct sales force and through distributors to dealers, contractors, industrial consumers, original equipment manufacturers and the United States Government.

     PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The Registrant's products are manufactured at its own facilities. The Registrant purchases raw materials, including resins, drawn wire, castings and electronic components from a wide range of suppliers of such materials. Most raw materials purchased by the Registrant are available from several suppliers. The Registrant has not had and does not expect to have any problems fulfilling its raw material requirements during 1994.

     PATENTS AND TRADEMARKS

The Registrant owns several patents, patent licenses and trademarks including the Kentile trademark which is significant to the Registrant's resilient vinyl flooring operations. The loss of this trademark could have a material adverse effect on such operations.

While the Registrant considers that in the aggregate its other patents and trademarks used in the resilient vinyl flooring, antenna systems and engineered products operations are significant to those businesses, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of such patents or trademarks would materially affect its business.

     EMPLOYEES

At March 18, 1994, the Registrant employed approximately 890 persons. Certain of the Registrant's employees are represented by unions. The Registrant believes that its relationships with its employees are good.

     COMPETITION

The Registrant competes with at least six other companies in the sale of resilient floor tile; at least 19 other companies in the sale of antenna systems; and at least 18 other companies in the sale of engineered products. The Registrant stresses product performance and service in connection with the sale of resilient floor tile, antenna systems, and engineered products. The principal competition faced by the Registrant results from the sales price of the products sold by its competitors.

     BACKLOG

The dollar value of unfilled orders of the Registrant's antenna systems segment was approximately $10,324,000 at December 31, 1993, as compared with $10,695,000 at December 31, 1992. The Registrant anticipates that approximately 90% of the 1993 year-end backlog will be filled in 1994.

The dollar value of unfilled orders of the Registrant's engineered products segment was approximately $2,141,000 at December 31, 1993, as compared with $2,119,000 at December 31, 1992. It is anticipated that substantially all such backlog will be filled in 1994. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

     ENVIRONMENTAL REGULATIONS

Federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have had and will continue to have a significant impact upon the operations of the Registrant. It is the policy of the Registrant to manage, operate and maintain its facilities in compliance, in all material respects, with applicable standards for the prevention, control and abatement of environmental pollution to prevent damage to the quality of air, land and resources.

The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant currently estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Registrant that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10-year period. The Registrant may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Registrant as new or additional information in these matters become available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

Although the Registrant believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Registrant's insurers have denied such coverage. Accordingly, the Registrant has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites (see Item 3, "Legal Proceedings"). Upon the advice of counsel, the

Registrant believes that based upon a present understanding of the facts and the present state of the law in New Jersey, it is probable that the Registrant will prevail in the pending litigation and thereby access all or a very substantial portion of the insurance coverage it claims; however, the ultimate outcome of litigation cannot be predicted.

As a result of the foregoing, the Registrant has not recorded a charge to operations for the environmental remediation, noted above, in the consolidated financial statements, as anticipated proceeds from insurance recoveries are expected to offset such liabilities. Although the Registrant has reached a settlement with two insurance carriers, it has not recognized any significant recoveries to date.

In the opinion of management, these matters will be resolved favorably and such amounts, if any, not recovered under the Registrant's insurance policies will be paid gradually over a period of years and, accordingly, should not have a material adverse effect upon the business, liquidity or financial position of the Registrant. However, adverse decisions or events, particularly as to the merits of the Registrant's factual and legal basis could cause the Registrant to change its estimate of liability with respect to such matters in the future.

Effective January 1, 1994 the Registrant will reflect the provisions of Staff Accounting Bulletin 92 and will record the expected liability associated with remediation efforts and the anticipated insurance recoveries separately in the Registrant's consolidated financial statements.

ITEM 2.     PROPERTIES

REAL PROPERTY HELD FOR RENTAL

As of March 18, 1994 the Registrant owned 224 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Registrant's classification and gross carrying value of its properties at December 31, 1993 are as follows:

                                         Gross                    Number of
           Description               Carrying Value    Percentage Properties
           -----------               --------------    ---------- ----------
     Shopping centers and retail
       outlets                        $ 78,815,399        65.9%       32
     Commercial properties              29,020,183        24.2       162
     Day-care centers and offices        6,527,191         5.5        12
     Hotel properties                    2,867,703         2.4         2
     Other                               2,419,954         2.0        16
                                      ------------       ------      ---
                Total                 $119,650,430       100.0%      224
                                      ============       ======      ===

     SHOPPING CENTERS AND RETAIL OUTLETS

Shopping centers and retail outlets include 25 department stores and other properties which are primarily leased under net leases. Taxes, maintenance of the properties and all other expenses are the responsibility of the tenants.
The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 16 K-Mart stores and six Carter Hawley Hale stores with a total of approximately 1,600,000 and 1,000,000 square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Carter Hawley Hale stores are primarily located in the Pacific Coast and Southwest regions of the United States.

     COMMERCIAL PROPERTIES

Commercial properties consist of properties leased as 105 restaurants, 32 Midas Muffler Shops, four convenience stores, six office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 105 restaurants, located throughout the United States, include properties leased as Roy Rogers, Pizza Huts, Hardee's, Wendy's and Kentucky Fried Chicken.

     DAY-CARE CENTERS AND OFFICES

The 12 day-care centers and offices are located in New York City and are leased to the City of New York. The Registrant has been negotiating with the City of New York to extend, on a long-term basis, many of these leases which expired in years through 1993. To date, one such long-term lease has been signed and the remainder have received numerous short-term extensions. Although there can be no assurance that the Registrant will in fact receive such leases the Registrant believes that with continued negotiations with the City of New York, such leases should be forthcoming.

     HOTEL PROPERTIES

The Registrant's two hotel properties are located in Georgia and California. In February 1992, upon the expiration of an existing lease, the Registrant began operating its California hotel and in May 1992 the Registrant began operating its Georgia hotel. The Registrant's hotel properties are managed through a local on-site management company which is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1993:

                                             Number of
                                             Properties  Gross Carrying Value
                                             ----------  --------------------
     Northeast                                   98          $ 22,949,730
     Southeast                                   46            24,552,490
     Midwest                                     49            26,177,406
     Southwest                                   10             9,930,284
     Pacific Coast                                9            30,437,330
     Pacific Northwest                            6             2,098,198
     Rocky Mountain                               6             3,504,992
                                                ---          ------------
                                                224          $119,650,430
                                                ===          ============

     MANUFACTURING FACILITIES

The Registrant's resilient vinyl flooring operations, which were acquired in March 1994, are located on 12.4 acres in Chicago, Illinois. This facility is comprised of seven contiguous one and two story buildings totaling approximately 309,000 square feet and an adjacent building of approximately 6,000 square feet.


The Registrant maintains facilities located at 2950 Veterans Memorial Highway, Bohemia, New York, on a ten-acre site approximately two miles from MacArthur Airport on Long Island for use in its antenna systems business. This site contains three one story buildings aggregating approximately 60,000 square feet of floor space, an outdoor antenna testing area, several pattern ranges and airframe mock-ups. The Registrant owns the site together with the structures.

The operations of D&M/Chu are being consolidated with those of Dorne & Margolin in its Bohemia, New York facility. The Registrant intends to lease the D&M/Chu facilities at market rates, which will be sufficient to cover the carrying costs of the properties, and is exploring possibilities to develop the unused land at the Whitcomb Avenue facility.

D&M/Chu has two manufacturing facilities in Littleton, Massachusetts. The Whitcomb Avenue facility is comprised of four structures encompassing 60,000 square feet and is located on 95 acres of land. The Taylor Street facility is a one-story building having approximately 35,000 square feet of floor space. The Taylor Street facility is subject to a first mortgage of approximately $1,158,000.

The Registrant's engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 53,000 square feet of floor space and also in a second facility at 206 Talmadge Road in Edison, New Jersey which has approximately 54,500 square feet of space. The Registrant owns these facilities together with the sites.

ITEM 3.     LEGAL PROCEEDINGS

CARUSO VS. METEX CORP., UNITED CAPITAL CORP., ET AL.

On July 29, 1993, in a unanimous jury decision, the Registrant, Metex Corporation and certain past and current directors of the Registrant and Metex, who were named in this class action civil suit, were cleared of all allegations in the matter.

The action was brought by the former shareholders of Metex and alleged that certain of the defendants violated certain Federal securities laws and breached their common law fiduciary duties.

METEX CORPORATION VS. AFFILIATED FM INSURANCE CO., ET AL.

On June 27, 1990, Metex filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, against several insurance companies that provided Metex with liability insurance between 1967 and 1986. These companies are: Affiliated FM Insurance Co., Atlanta International Insurance Co., The Camden Fire Insurance Association, Cigna Property and Casualty Company, Continental Casualty Company, Eric Reinsurance Company, Federal Insurance Co., General Accident Insurance Company of America, Hudson Insurance Company, Insurance Company of North America, New Jersey Manufacturers Insurance Co., The North River Insurance Company, North Star Reinsurance Corporation, and Puritan Insurance Company. During 1992 and 1993 Metex reached a settlement with Atlanta International Insurance Co. and New Jersey Manufacturers Insurance Co., respectively. The action seeks both declaratory relief and monetary damages in connection with reimbursement of the costs incurred and to be incurred by Metex in connection with the completion of environmental studies and remedial action required at its two Edison, New Jersey facilities. The declaratory relief sought is a determination that the terms of the liability insurance policies at issue obligate the defendants to defend and indemnify Metex with respect to all costs and expenses related to these environmental matters. Metex also seeks monetary damages in an unspecified amount for breach of the defendants' duty to indemnify Metex. This action is in the final stages of pretrial discovery. It is anticipated that this matter will go to trial in September, 1994. The Registrant intends to continue to vigorously pursue this action.

DAVISON VS. FIRST PENNCO, ET AL.

On March 24, 1991, plaintiffs, including 55 investors and limited partners in three limited partnerships, commenced a civil action in United States District Court for the Southern District of New York against 31 defendants, including the Registrant, asserting causes of action under the Racketeer Influenced and Corrupt Organizations Act. The action seeks actual, punitive and treble damages in a total unspecified amount. On July 16, 1991, plaintiffs filed an amended complaint that did not substantially alter the claims made against the Registrant or the recovery sought.

In December 1991 the Registrant filed a motion to dismiss the complaint on the grounds that, among other things, the claims are the subject of a release granted in the Registrant's favor and also that the complaint was filed outside the statute of limitations. In August 1992 the Court granted the motion to dismiss on the grounds that the complaint failed to set out sufficient detail in regard to the acts alleged to have been engaged in by the defendants. The dismissal was "without prejudice" and allowed the plaintiffs to file an amended complaint setting out more detail concerning the alleged acts.

In January 1993 two separate amended complaints were filed on behalf of two separate groups of the same plaintiffs. The Registrant filed motions to dismiss each of the amended complaints. In October 1993 the Court again granted the motion to dismiss these complaints on the grounds that the complaints failed to state a legal claim against the Registrant but again granted plaintiff's the right to file an amended complaint against the Registrant. In December 1993 the plaintiffs filed new amended complaints. In February 1994 the Registrant filed a motion to dismiss all claims set out in the amended complaints. The Registrant continues to believe that the material allegations in this matter are without merit and intends to vigorously defend this action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED SECURITY HOLDER MATTERS

The Registrant's Common Stock is traded on the American Stock Exchange under the symbol AFP. The table below shows the high and low sales prices as reported in the composite transactions for the American Stock Exchange.

                                                               High      Low
                                                              -------  ------
1993     First quarter                                        $ 7-1/2  $3-1/4
- - - ----     Second quarter                                        11-1/2   6-1/2
         Third quarter                                         10       8-3/4
         Fourth quarter                                        11       8-3/4

1992     First quarter                                        $ 4-5/8  $2-1/2
- - - ----     Second quarter                                         4-1/8   3-3/4
         Third quarter                                          4       3-1/8
         Fourth quarter                                         3-3/8   3-1/16

As of March 18, 1994, there were approximately 760 record holders of the Registrant's Common Stock. The closing sales price for the Registrant's Common Stock on such date was $10.75. The Registrant has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Registrant's Board of Directors, however in view of potential working capital needs and in order to finance future growth, it is unlikely that the Registrant will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.


                                                   Years Ended December 31
                                      ------------------------------------------------
                                      1993 (6)  1992 (5)    1991      1990    1989 (4)
                                      --------  --------  --------  --------  --------
                                          (in thousands except per share amounts)
Total revenues (1)                    $ 69,556  $ 70,875  $ 62,857  $ 65,929  $ 52,818
                                      ========  ========  ========  ========  ========
Net income (loss) (2)                 $  5,069  $  2,866  $  3,481  ($ 4,161) $  2,798
                                      ========  ========  ========  ========  ========
Net income (loss) per common
  share (3)                               $.81      $.44      $.40     ($.39)     $.26
                                          ====      ====      ====      ====      ====

Total assets, end of year             $114,882  $116,849  $115,801  $112,778  $130,231
Total liabilities, end of year          84,704    89,684    90,396    73,304    86,824
Stockholders' equity, end of year       30,178    27,165    25,405    39,474    43,407
                                      ========  ========  ========  ========  ========

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Certain reclassifications have been reflected in the financial data to conform prior years' data to the current classifications.

(2) Included in the 1990 net loss is approximately $10,949,000 of realized losses from the sale of substantially all of the Registrant's holdings in General Development Corporation.

(3) The weighted average number of common shares outstanding was 10,783,321 in 1989, 10,744,477 in 1990, 8,645,416 in 1991, 6,569,215 in 1992 and
     6,267,540 in 1993.

(4) Operating results for 1989 include the results of Metex since acquisition (March 3, 1989).

(5) Operating results for 1992 include the results of D&M/Chu Technology, Inc. and AFP Transformers, Inc. since April 2, and October 23, 1992, respectively.

(6) The 1993 financial results include the cumulative effect of an accounting change of $702,000 or $.11 per share resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1993 AND 1992

     GENERAL

The following discussion of the Registrant's financial condition and results of operations should be read in conjunction with the description of the Registrant's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Total revenues generated by the Registrant during 1993 were $69,556,000, a decrease of $1,319,000 from total 1992 revenues of $70,875,000. Net income for the current year increased to $5,069,000 or $.81 per share versus $2,866,000 or $.44 per share for 1992.

     REAL ESTATE OPERATIONS

Rental revenues from real estate operations increased $1,272,000 or 7% during 1993 primarily as a result of additional revenues generated from two hotel properties that the Registrant began operating in February and May 1992, respectively. Of the total increase in revenues, $950,000 is from additional hotel related revenues while the remaining increase of $322,000 results from the renewal of existing leases at higher rents, increased percentage rents and additional revenues associated with mid-1992 property acquisitions.

1992 rental revenues include approximately $520,000 in percentage rents collected by the Registrant in 1992 as a result of a favorable arbitration award. These amounts were earned over a four-year period but not previously accrued.

Mortgage interest expense associated with the Registrant's real estate portfolio decreased by $543,000 during 1993 versus that incurred during 1992. This decrease of 9% results from current year mortgage amortization of approximately $5,000,000 as well as the maturity of certain mortgages and is offset by a full year of interest associated with mortgages secured by properties acquired by the Registrant in mid-1992.

Depreciation expense for 1993 decreased by approximately $165,000 or 3% from such expense in the preceding year. This decrease results from the reclassification of depreciation on the Registrant's hotel properties to operating expenses and from the sale of several properties in the current and prior year.

Other operating expenses associated with those properties managed by the Registrant increased by approximately $1,068,000 during 1993 versus such expenses incurred in 1992. This increase primarily results from a full year of operating costs incurred in connection with the leasing of two hotel properties which accounts for $880,000 of this increase, while the timing of certain maintenance costs and additional lease renewal costs incurred in the current year account for the remaining increase of approximately $188,000.

     ANTENNA SYSTEMS

The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc. The operating results of D&M/Chu have been included here and in the accompanying consolidated statements of income since its acquisition by the Registrant in April 1992. See Note 2 of Notes to Consolidated Financial Statements, contained elsewhere in this report, for pro forma results of operations.

The operating results of the antenna systems segment for the years ended December 31, 1993 and 1992 are as follows:

                                                           1993     1992
                                                          -------  -------
                                                           (in thousands)
     Net sales                                            $21,098  $24,513
                                                          =======  =======
     Cost of sales                                        $14,290  $16,197
                                                          =======  =======
     Selling, general and administrative
       expenses                                           $ 6,039  $ 5,057
                                                          =======  =======
     Income from operations                               $   769  $ 3,259
                                                          =======  =======

Net sales of the antenna systems segment decreased by $3,415,000 or 14% during 1993 as compared to such sales of the preceding year. This decrease is the result of continued weakness in the U. S. Military and commercial aviation markets. Sales by Dorne & Margolin during 1993 were 23% lower than those of 1992. As a result of the mid-1992 acquisition of D&M/Chu by the Registrant and therefore a full year of sales in 1993, sales of D&M/Chu increased by 9% during this period. The reductions in military and commercial sales continue to seriously effect the Registrant's antenna systems segment and management is concentrating on reversing this trend.

Cost of sales as a percentage of net sales of the antenna systems segment increased in 1993 by approximately 2% from 1992 levels. This increase is primarily the result of changes in the mix of product sales and differences in the gross margins of Dorne & Margolin and D&M/Chu product lines.

Selling, general and administrative expenses ("SG&A") of the antenna systems segment have increased by $982,000 in the current year. This is a result of a full year of SG&A costs associated with D&M/Chu in 1993 versus only nine months of such costs in 1992 and from approximately $365,000 in costs incurred in 1993 as a result of the decision to consolidate the operations of D&M/Chu into that of Dorne & Margolin.

     ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of AFP Transformers have been included here and in the accompanying consolidated statements of income since October 1992. Pro forma results of operations have not been separately disclosed as amounts are not material.

The operating results of the engineered products segment for the years ended December 31, 1993 and 1992 are as follows:

                                                           1993     1992
                                                          -------  -------
                                                           (in thousands)
     Net sales                                            $27,643  $26,819
                                                          =======  =======
     Cost of sales                                        $20,958  $19,412
                                                          =======  =======
     Selling, general and administrative
       expenses                                           $ 5,100  $ 4,720
                                                          =======  =======
     Income from operations                               $ 1,585  $ 2,687
                                                          =======  =======

Net sales generated by the engineered products segment increased by $824,000 during 1993 versus that of the previous year. Sales of Metex decreased by $1,540,000 during this period, while sales of AFP Transformers increased $2,364,000. This increase in the sales of AFP Transformers is primarily the result of the Registrant's acquisition of the operating assets of Isoreg Corporation, a manufacturer of Epoxycast transformers, in October 1992.

Cost of sales as a percentage of net sales increased approximately 3% during the current year. This increase is primarily the result of lower profit margins on knitted wire sales resulting from lower automotive and European sales.

Selling, general and administrative expenses of the engineered products segment increased $380,000 during 1993, as compared to such costs in the preceding year. This increase of approximately 1% as a percentage of net sales results from additional SG&A costs of AFP Transformers including the costs associated with the relocation of operations of Isoreg, which was acquired in October 1992, from Massachusetts to New Jersey.

     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased $270,000 in 1993 from a year earlier. This decrease is primarily the result of lower professional fees incurred in the current year and represents a change of less than 1% of consolidated revenues.

     OTHER INCOME AND EXPENSE, NET

Other income and expense, net for 1993 of approximately $4.1 million is comprised of $1.1 million in gains from the sale of real estate, the recovery of $744,000 in previously recorded unrealized losses on marketable securities, $578,000 in income from equity investments which represent nonrecurring cash distributions and $1.7 million in other income. The Registrant received a $2 million settlement in 1993 from Metex' insurance carrier in connection with the class action civil suit brought by the former shareholders of Metex. This settlement is included in other income in 1993, net of approximately $450,000 of current year costs incurred in the defense of this action. All defense costs incurred prior to 1993 were included in general and administrative expenses.

The components of other income and expense, net in 1992 include approximately $449,000 in gains from the sale of real estate, $723,000 in unrealized losses on marketable securities, $142,000 in income from equity investments and $249,000 in other income.

RESULTS OF OPERATIONS 1992 AND 1991

     REAL ESTATE OPERATIONS

Rental revenues from real estate operations in 1992 increased by $3,420,000 or 21% from such revenues in 1991. This increase is primarily derived from two hotel properties which the Registrant began operating in 1992 and the collection of percentage rents awarded in an arbitration settlement.

Upon the termination of existing leases, the Registrant began operating its hotel properties in California and Georgia through the use of a local on-site management company. Revenues generated by these hotels since the inception of operation by the Registrant in February and May 1992, respectively, totaled $1,890,000 for 1992.

Approximately $520,000 in percentage rents were collected by the Registrant in 1992 as a result of a favorable arbitration award. These amounts were earned over a four-year period and not previously accrued. The remaining increase in rental revenues over the previous year results from rents derived from property acquisitions in 1992 and 1991 and the renewal of existing leases at higher rents.

Mortgage interest expense for 1992 decreased by approximately $80,000 from such expenses in 1991. This decrease results primarily from continuing mortgage amortization which accounted for approximately $8,159,000 and $6,992,000 in mortgage principal repayments during 1992 and 1991, respectively, and is offset by interest expense incurred in connection with mortgages secured by properties acquired in 1992 and 1991.

Depreciation expense for 1992 decreased by approximately $319,000 or 5% from such expense in the preceding year. This decrease results from the acquisition and disposal of properties in 1992 and 1991 and from the reclassification to operating expenses of depreciation associated with the Registrant's two hotel properties which it began operating in 1992.

Operating expenses associated with the management of real estate properties increased approximately $1,935,000 in 1992 when compared to such expenses incurred in the prior year. This is primarily a result of the change from the leasing of two hotel properties to the management of these facilities, as noted above. Increases in insurance costs and the need for greater repairs and maintenance on real estate properties also contributed to the increase in real estate operating costs from a year earlier.

     ANTENNA SYSTEMS

The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc. The operating results of D&M/Chu have been included here and in the accompanying consolidated statements of income since its acquisition by the Registrant in April 1992. See Note 2 of Notes to Consolidated Financial Statements, contained elsewhere in this report, for pro forma results of operations.

The operating results of the antenna systems segment for the years ended December 31, 1992 and 1991 are as follows:

                                                           1992     1991
                                                          -------  -------
                                                           (in thousands)
     Net sales                                            $24,513  $22,033
                                                          =======  =======
     Cost of sales                                        $16,197  $14,584
                                                          =======  =======
     Selling, general and administrative
       expenses                                           $ 5,057  $ 3,854
                                                          =======  =======
     Income from operations                               $ 3,259  $ 3,595
                                                          =======  =======

Net sales generated by the antenna systems segment increased by $2,480,000 during 1992 from such sales generated in 1991. This increase is the result of revenues derived from the acquisition of the operating assets of Chu Associates, a leader in the development and manufacture of navigation and communication antenna systems for land and naval based applications, into a new wholly-owned subsidiary known as D&M/Chu Technology, Inc. Since this acquisition in April 1992, D&M/Chu has generated approximately $6,841,000 in net sales during 1992 which offset a decline in revenues of the Dorne & Margolin subsidiary caused by a continuing decline in the levels of U. S. military defense spending.

Cost of sales as a percentage of net sales is virtually unchanged from that of 1991. Higher cost of sales percentages on products sold by D&M/Chu have offset cost containment measures implemented by Dorne & Margolin which reduced their cost of sales percentage by approximately 2%. Increases in the cost of sales level are the result of overall increases in the sales volume of the antenna systems segment.

Selling, general and administrative expenses ("SG&A") of the antenna systems segment have increased by $1,203,000 from those of 1991. This increase is the result of additional SG&A costs due to the acquisition of D&M/Chu, offset by a decline in such expenses for Dorne & Margolin as a result of lower sales volumes, noted above. Intensified marketing efforts implemented to generate orders with the highest potential for placement have also caused the increase in SG&A spending as a percentage of net sales over that of the previous year.

     ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of AFP Transformers have been included here and in the accompanying consolidated statements of income since October 23, 1992. Pro forma results of operations have not been separately disclosed as amounts are not material.

The operating results of the engineered products segment for the years ended December 31, 1992 and 1991 are as follows:

                                                           1992     1991
                                                          -------  -------
                                                           (in thousands)
     Net sales                                            $26,819  $24,701
                                                          =======  =======
     Cost of sales                                        $19,412  $18,391
                                                          =======  =======
     Selling, general and administrative
       expenses                                           $ 4,720  $ 3,898
                                                          =======  =======
     Income from operations                               $ 2,687  $ 2,412
                                                          =======  =======

Net sales of the engineered products segment increased by $2,118,000 in 1992 over such sales generated during 1991. This increase is primarily the result of $1,447,000 in additional sales generated by Metex' knitted wire business and $490,000 in sales generated from the acquisition of the operating assets of Isoreg, a manufacturer of EPOXYCAST coil transformers, power conditioners and uninterruptible power supplies. The Registrant, through a new wholly-owned subsidiary known as AFP Transformers, Inc., acquired the operating assets of Isoreg in October 1992. The Field Transformer division of Metex has been combined into AFP Transformers to provide a full line of specialty transformers.

Cost of sales as a percentage of net sales for the engineered products segment decreased by 2% from that of 1991. This improvement has been brought about through cost containment programs, material cost reductions and a more favorable mix of product sales.

Selling, general and administrative expenses have increased by $822,000 or 1.8% of net sales. This increase is the result of increased marketing efforts and selling costs associated with the mix of products sold and additional SG&A costs from the expanded transformer business.

     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations were $2,831,000 in 1992, a decrease of $93,000 from such expenses in 1991. This change represents a decrease of less than 1% of consolidated revenues.

     NET REALIZED AND UNREALIZED GAINS
       (LOSSES) ON MARKETABLE SECURITIES

Marketable securities are stated at the lower of aggregate cost or quoted market value at the balance sheet date. At December 31, 1992 the aggregate cost of marketable securities exceeded their aggregate market value by $743,636. Accordingly, an allowance for unrealized losses has been established and is included in the results of operations for the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1993, the Registrant's cash resources were in excess of business requirements and current assets exceeded current liabilities by approximately $3,810,000.

The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $7,000,000 at the bank's prime lending rate. At December 31, 1993 there were no amounts outstanding under this facility. The maximum amount outstanding under this facility during 1993 was $2,300,000. All borrowings during the year were repaid together with accrued interest. During the first quarter of 1994, the Registrant borrowed $4 million under this facility, the proceeds of which were used in the acquisition of the operating assets of Kentile Floors, Inc. ("Kentile") and also to fund the working capital requirements of the Registrant and its subsidiaries. This demand facility is reviewed by the bank annually on May 31.

On March 14, 1994, the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile for approximately $14 million. Kentile is a major manufacturer and supplier of resilient vinyl flooring and is expected to generate approximately $40 million in revenues during 1994. The purchase price was comprised of approximately $6.1 million in new bank financing, approximately $5.4 million in cash and the assumption of approximately $2.5 million in operating liabilities. The $5.4 million cash payment includes $775,000 that was advanced to Kentile by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994.
The proceeds from this sale were used by Kentile to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

In November 1992, Kentile filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent thereto, the Registrant acquired a one-third equity interest in Kentile together with an option to purchase an additional interest in the future. In consideration for this interest and option in Kentile, the Registrant provided a $2 million letter of credit to partially guarantee borrowings under Kentile's asset-based lending agreement. This letter of credit arrangement was made pursuant to Bankruptcy Court approval on a priority basis. In light of the uncertain outcome of Kentile's bankruptcy proceedings, no value was assigned to the stock acquired by the Registrant.

The acquisition of the operating assets of Kentile will be accounted for by the purchase method and, accordingly, the results of operations of Kentile, Inc. will be included with that of the Registrant for periods subsequent to the date of the acquisition.

The Registrant has undertaken the completion of environmental studies and remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Registrant. See Item 1, "Business-Environmental Regulations," Item 3, "Legal Proceedings" and Note 16 to Consolidated Financial Statements, "Contingencies."

The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from ongoing operations and additional borrowings. The primary source of capital to fund additional real estate acquisitions will come from the sale, financing and refinancing of the Registrant's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

In addition to the acquisition of properties for consideration consisting of cash and mortgage financing proceeds, the Registrant may acquire real properties in exchange for the issuance of the Registrant's equity securities. The Registrant may also finance acquisitions of other companies in the future with borrowings from institutional lenders and/or the public or private offerings of debt or equity securities.

Funds of the Registrant in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Registrant in corporate equity securities, corporate notes, certificates of deposit and government securities.

BUSINESS TRENDS

The 1993 decline in the Registrant's antenna systems revenues continues to reflect the overall weakened economy and reduced government defense spending. These factors have prompted a consolidation in the operations of the Registrant's two antenna system businesses and a reexamination of the current products produced and markets served by these companies. Management is exploring opportunities in two rapidly expanding markets that require antennas; cellular telephones and wireless cable television. Although it remains to be determined whether the Registrant can successfully develop products to compete profitably in these markets, management is committed to reversing the declining revenue trend by identifying new markets and applications, such as these, for its products rather than waiting for an improved overall economy or increased military spending.

The Registrant's engineered products business has also implemented a strategy to identify new markets and new applications for its products and technologies. This is evidenced by the increasing sales of knitted wire mesh components used in automobile airbags. Sales in this area have increased to over $3 million in 1993 from virtually zero only three years ago. Metex is also developing a flex coupling device that will be used in place of existing coupling devices which require an exhaust seal manufactured by the company. This change will occur as a result of changing environmental laws and the need for tighter controls on the release of pollutants from automobile engines.

The Registrant's real estate portfolio continues to perform well with an increase of $1,272,000 in revenues during the current year. Future growth is expected in the Registrant's real estate operations through opportunities to re-lease properties at higher rents or through the acquisition of similar properties that have long-term leases in place and generate positive cash flow. Since many of the properties in the Registrant's real estate portfolio are generating rents under leases that were implemented ten to twenty years earlier, they provide an excellent opportunity to increase revenues in the future. With primarily self-liquidating mortgages covering the portfolio, most of which fully amortize over the next ten years, increases in cash flow from the existing portfolio can be expected to provide opportunities to expand the current portfolio of properties or operating companies.

Although there can be no assurance as to how the events discussed above, or other changes in the economy, will impact the future financial condition or results of operations of the Registrant, management continues to monitor such developments and has implemented measures to minimize any possible negative effects they may have upon these businesses.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary information filed as part of this
Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statements and Schedules and Reports on Form 8-K" and are contained in this Form 10-K at page F-1.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Registrant for the 1994 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Registrant for the 1994 Annual Meeting of Stockholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Registrant for the 1994 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Registrant for the 1994 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see
Note 11, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
             REPORTS ON FORM 8-K

(a) (1)   CONSOLIDATED FINANCIAL STATEMENTS.  The following Consolidated
Financial Statements and Consolidated Financial Statement Schedules of the Registrant are included in this Form 10-K at the pages indicated:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

          Report of Independent Public Accountants                         F-1
          Consolidated Balance Sheets as of December 31, 1993 and 1992     F-2
          Consolidated Statements of Income for the Years                  F-3
            Ended December 31, 1993, 1992 and 1991                         to
                                                                           F-4
          Consolidated Statements of Stockholders' Equity for              F-5
            the Years Ended December 31, 1993, 1992 and 1991
          Consolidated Statements of Cash Flows for the                    F-6
            Years Ended December 31, 1993, 1992 and 1991                   to
                                                                           F-8
          Notes to Consolidated Financial Statements                       F-9
                                                                           to
                                                                           F-28

    (2)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule II   -- Amounts Receivable from Related Parties         F-29
          Schedule VIII -- Allowance for Doubtful Accounts                 F-30
          Schedule X    -- Supplementary Statement of Operations           F-31
                             Information
          Schedule XI   -- Real Property Held for Rental and               F-32
                             Accumulated Depreciation                      to
                                                                           F-33
          Schedule XII  -- Mortgage Loans on Real Estate                   F-34
                                                                           to
                                                                           F-35
    (3)   SUPPLEMENTARY DATA

          Quarterly Financial Data (Unaudited)                             F-36

          Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1993.

(c) Exhibits

               *3.1.     Amended and restated Certificate of Incorporation of
the Registrant.

               3.2. By-laws of the Registrant (incorporated by reference to exhibit 3 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1980).

               10.1. 1988 Incentive Stock Option Plan of the Registrant (incorporated by reference to Annex C to the Proxy Statement contained in the Registrant's Registration Statement on Form S-4 (File No. 33-26324)).

               10.2. 1988 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant (incorporated by reference to Annex D to the Proxy Statement contained in the Registrant's Registration Statement on Form S-4 (File No. 33-26324)).

               10.3. Employment Agreement dated as of January 1, 1990 by and between the Registrant and A.F. Petrocelli (incorporated by reference to exhibit
10.9 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1989).

               10.4. Amendment dated as of December 3, 1990 to Employment Agreement dated as of January 1, 1990, by and between the Registrant and A. F. Petrocelli (incorporated by reference to exhibit 10.10 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1990).

               *10.5.    Amendment dated as of June 8, 1993 to Employment
Agreement dated as of January 1, 1990 by and between the Registrant and A.F. Petrocelli.

               10.6. Employment Agreement dated as of May 1, 1991 by and between the Registrant and Bernard Turiel (incorporated by reference to Exhibit
10.9 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

               10.7. Employment Agreement dated as of July 1, 1991 by and between the Registrant and Dennis S. Rosatelli (incorporated by reference to Exhibit 10.10 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

               10.8. Option Agreement dated May 1, 1991 between the Registrant and Bernard Turiel (incorporated by reference to Exhibit 10.11 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31,
1991).

               10.9. Option Agreement dated June 20, 1991 between the Registrant and A. F. Petrocelli (incorporated by reference to Exhibit 10.12 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

               10.10. Form of Option Agreements dated July 17, 1991 between the Registrant and Mason N. Carter, Robert L. Frome, Howard M. Lorber, Arnold S. Penner, Dennis S. Rosatelli and Bernard Turiel (incorporated by reference to
Exhibit 10.13 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

               *10.11.   Amendment dated as of April 16, 1993 to Option
Agreement dated as of July 17, 1991 by and between the Registrant and Robert L. Frome.

               10.12. Agreement and Plan of Merger dated June 28, 1991 by and among the Registrant, BMG Transitory Corp., BMG Equities Corp. and A. F. Petrocelli, Pearl H. Hack and W. S. Hack (incorporated by reference to exhibit 28(b) filed with the Registrant's Current Report on Form 8-K dated June 28,
1991).

               10.13. Amended and Restated Asset Purchase Agreement dated as of July 9, 1993 by and between the Registrant and Kentile Floors, Inc. (incorporated by reference to Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated March 28, 1994).

               *21.      Subsidiaries of the Registrant

               *23.      Accountants' consent to the incorporation by reference
in Registrant's Registration Statements on Form S-8 of the Report of Independent Public Accountants included herein.



- - - ------------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED CAPITAL CORP.




Dated:  March 18, 1994                   By:  /s/A. F. Petrocelli
        --------------                   -------------------------
                                              A. F. Petrocelli
                                              Chairman, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated. Each of the undersigned officers and directors of United Capital Corp. hereby constitutes and appoints A. F. Petrocelli and Dennis Rosatelli and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him in his name in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and to prepare any and all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done to enable United Capital Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Dated:  March 18, 1994                   By:  /s/A. F. Petrocelli
        --------------                        -------------------------
                                              A. F. Petrocelli
                                              Chairman, President and
                                                Chief Executive Officer

Dated:  March 18, 1994                   By:  /s/Mason N. Carter
        --------------                        -------------------------
                                              Mason N. Carter
                                              Director

Dated:  March 18, 1994                   By:  /s/Howard M. Lorber
        --------------                        -------------------------
                                              Howard M. Lorber
                                              Director

Dated:  March 18, 1994                   By:  /s/Arnold S. Penner
        --------------                        -------------------------
                                              Arnold S. Penner
                                              Director

Dated:  March 18, 1994                   By:  /s/Dennis S. Rosatelli
        --------------                        -------------------------
                                              Dennis S. Rosatelli
                                              Chief Financial Officer,
                                                Chief Accountant and
                                                Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders of

          United Capital Corp.:


We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corp.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN & CO.


Roseland, New Jersey
March 14, 1994

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1993 AND 1992



                  ASSETS                              1993             1992
                  ------                          ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $  3,749,301     $  2,271,889
  Marketable securities                              1,718,277          667,635
  Notes and accounts receivable, net of
    allowance for doubtful accounts of
    $285,545 and $241,000, respectively             13,681,863       12,197,708
  Inventories                                        8,069,275        8,134,983
  Prepaid expenses and other current assets            634,056          494,737
  Deferred income taxes                                609,078          516,168
                                                  ------------     ------------
          Total current assets                      28,461,850       24,283,120
                                                  ------------     ------------


PROPERTY, PLANT AND EQUIPMENT, net                   8,913,186        9,168,918



REAL PROPERTY HELD FOR RENTAL, net                  74,392,684       80,835,202



NONCURRENT NOTES RECEIVABLE                            822,541          790,410



OTHER ASSETS                                         2,030,641        1,771,482



DEFERRED INCOME TAXES                                  261,062              -
                                                  ------------     ------------
          Total assets                            $114,881,964     $116,849,132
                                                  ============     ============




  LIABILITIES AND STOCKHOLDERS' EQUITY                1993             1992
  ------------------------------------            ------------     ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt            $  6,414,052     $  6,436,009
  Loans payable to banks                             1,895,000        2,561,667
  Accounts payable and accrued
    liabilities                                     11,987,590        8,348,285
  Income taxes payable                               4,355,182        2,894,808
                                                  ------------     ------------
          Total current liabilities                 24,651,824       20,240,769

LONG-TERM LIABILITIES:
  Long-term debt                                    58,640,201       66,061,322
  Other long-term liabilities                        1,412,087        1,880,688
  Deferred income taxes                                    -          1,501,546
                                                  ------------     ------------
          Total liabilities                         84,704,112       89,684,325
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.10 par value,
    authorized 7,500,000 and 15,000,000
    shares, respectively; issued
    6,063,261 and 9,766,144 shares,
    respectively                                       606,326          976,614
  Additional paid-in capital                        14,921,406       27,208,317
  Retained earnings                                 14,650,120        9,580,748
  Less - Common stock held in treasury
    at cost -- 3,392,279 shares                            -      (  10,600,872)
                                                  ------------     ------------
          Total stockholders' equity                30,177,852       27,164,807
                                                  ------------     ------------
          Total liabilities and
            stockholders' equity                  $114,881,964     $116,849,132
                                                  ============     ============



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                           1993          1992          1991
                                        -----------   -----------   -----------
REVENUES:
  Net sales                             $48,740,541   $51,332,283   $46,733,672
  Rental revenues from real estate
    operations                           20,815,113    19,542,737    16,122,922
                                        -----------   -----------   -----------
          Total revenues                 69,555,654    70,875,020    62,856,594
                                        -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales                          35,247,622    35,608,915    32,975,437
  Real estate operations
    Mortgage interest expense             5,384,332     5,927,741     6,008,263
    Depreciation expense                  6,328,192     6,492,761     6,811,953
    Other operating expenses              5,157,170     4,089,095     2,154,018
  General and administrative expenses     8,709,238     7,533,190     6,664,836
  Selling expenses                        4,989,382     5,075,225     4,010,155
                                        -----------   -----------   -----------
          Total costs and expenses       65,815,936    64,726,927    58,624,662
                                        -----------   -----------   -----------
          Income from operations          3,739,718     6,148,093     4,231,932
                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense, net of dividend
    and interest income                (    441,443) (    460,691) (    114,503)
  Other income and expense, net           4,113,097       117,510     2,195,079
                                        -----------   -----------   -----------
          Total other income (expense)    3,671,654  (    343,181)    2,080,576
                                        -----------   -----------   -----------
  Income before income taxes              7,411,372     5,804,912     6,312,508

  Provision for income taxes              3,044,000     2,939,000     2,832,000
                                        -----------   -----------   -----------
  Income before cumulative effect of
    change in accounting principle        4,367,372     2,865,912     3,480,508

  Cumulative effect of change in
    accounting principle                    702,000           -             -
                                        -----------   -----------   -----------
          Net income                    $ 5,069,372   $ 2,865,912   $ 3,480,508
                                        ===========   ===========   ===========



                                   (Continued)


                                           1993          1992           1991
                                         ---------     ---------      ---------
EARNINGS PER SHARE:
  Income before cumulative effect of
    change in accounting principle            $.70          $.44           $.40
  Cumulative effect of change in
    accounting principle                       .11            -              -
                                              ----          ----           ----

          Net income per common share         $.81          $.44           $.40
                                              ====          ====           ====
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              6,267,540     6,569,215      8,645,416
                                         =========     =========      =========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                     Common Stock Issued      Additional                                   Total
                                                  -------------------------     Paid-in      Retained     Treasury     Stockholders'
                                                     Shares        Amount       Capital      Earnings       Stock         Equity
                                                  -----------   -----------  ------------  ------------  ----------    ------------
BALANCE -- January 1, 1991                         10,551,980    $1,055,198   $35,184,669   $ 3,234,328   $       -     $39,474,195

  Purchase and retirement of common shares        (   472,675)  (    47,267) (  1,506,855)          -             -    (  1,554,122)
  Effect of merger with BMG Equities Corp.
    and related treasury stock transaction                -             -    (  4,894,368)          -    ( 10,600,872) ( 15,495,240)
  Effect of property acquisition from related
    parties                                               -             -    (    500,000)          -             -    (    500,000)
  Net income                                              -             -             -       3,480,508           -       3,480,508
                                                   ----------    ----------   -----------   -----------   -----------   -----------
BALANCE -- December 31, 1991                       10,079,305     1,007,931    28,283,446     6,714,836  ( 10,600,872)   25,405,341

  Purchase and retirement of common shares        (   313,161)  (    31,317) (  1,075,129)          -             -    (  1,106,446)
  Net income                                              -             -             -       2,865,912           -       2,865,912
                                                   ----------    ----------   -----------   -----------   -----------   -----------
BALANCE -- December 31, 1992                        9,766,144       976,614    27,208,317     9,580,748  ( 10,600,872)   27,164,807

  Purchase and retirement of common shares        ( 3,703,583)  (   370,358) ( 12,290,341)          -      10,600,872  (  2,059,827)
  Proceeds from the exercise of stock options             700            70         3,430           -             -           3,500
  Net income                                              -             -             -       5,069,372           -       5,069,372
                                                   ----------    ----------   -----------   -----------   -----------   -----------
BALANCE -- December 31, 1993                        6,063,261    $  606,326   $14,921,406   $14,650,120   $       -     $30,177,852
                                                   ==========    ==========   ===========   ===========   ===========   ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                               1993           1992           1991
                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 5,069,372    $ 2,865,912    $ 3,480,508
                                            -----------    -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by
    operating activities
      Depreciation and amortization           7,913,406      7,815,440      7,567,066
      Cumulative effect of change in
        accounting principle               (    702,000)           -              -
      Net realized and unrealized
        (gains) losses on marketable
        securities                         (    743,636)       723,040   (    671,283)
      Changes in assets and liabilities
        net of effects from business
        acquisitions (A)                      1,445,967   (    522,622)     2,825,806
                                            -----------    -----------    -----------
          Total adjustments                   7,913,737      8,015,858      9,721,589
                                            -----------    -----------    -----------
          Net cash provided by operating
            activities                       12,983,109     10,881,770     13,202,097
                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities        (    307,006)  (    318,955)  (  1,460,063)
  Proceeds from sale of marketable
    securities                                      -            1,005      2,362,836
  Acquisition of property, plant and
    equipment                              (  1,032,619)  (  1,336,823)  (    931,089)
  Cash paid in business acquisitions,
    net of cash acquired (B)                        -     (  3,043,075)           -
                                            -----------    -----------    -----------
          Net cash used in investing
            activities                     (  1,339,625)  (  4,697,848)  (     28,316)
                                            -----------    -----------    -----------




                                   (Continued)

                                               1993           1992           1991
                                           ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage
    commitments, notes and loans           ($13,309,745)  ($22,624,906)  ($ 8,716,712)
  Proceeds from mortgage commitments,
    notes and loans                           5,200,000     17,814,426      3,600,000
  Purchase and retirement of common
    shares                                 (  2,059,827)  (  1,106,446)  (  1,554,122)
  Proceeds from the exercise of
    stock options                                 3,500            -              -
  Cash paid in acquisition of property
    from related parties                            -              -     (    500,000)
  Cash paid in connection with BMG
    Equities Corp. merger (C)                       -              -     (  5,750,000)
                                            -----------    -----------    -----------
          Net cash used in financing
            activities                     ( 10,166,072)  (  5,916,926)  ( 12,920,834)
                                            -----------    -----------    -----------
          Net increase in cash and cash
            equivalents                       1,477,412        266,996        252,947

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   2,271,889      2,004,893      1,751,946
                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $ 3,749,301    $ 2,271,889    $ 2,004,893
                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for
      Interest                              $ 6,232,273    $ 7,179,036    $ 6,489,699
      Taxes                                   2,415,213      4,474,294      3,325,674
                                            ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES (B):
    Acquisition of businesses and real
      properties held for rental
        Purchase price                      $       -      $ 5,807,500    $10,242,440
        Cash paid                                   -     (  3,635,526)  (  1,606,700)
                                            -----------    -----------    -----------
          Assumption of debt                $       -      $ 2,171,974    $ 8,635,740
                                            ===========    ===========    ===========



                                   (Continued)

              (A) Changes in assets and liabilities, net of effects
                  from business acquisitions for the years ended
                  December 31, 1993, 1992 and 1991 are as follows:



                                               1993           1992            1991
                                           ------------    -----------    -----------
Decrease (increase) in notes
  and accounts receivable, net             ($ 1,484,155)   $ 2,135,313    $   718,432
Decrease (increase) in
  inventories                                    65,708      1,340,038   (  1,659,251)
Decrease (increase) in prepaid
  expenses and other current assets        (    139,319)       136,960   (     77,174)
Increase in deferred income taxes          (  1,153,518)  (    672,806)  (     61,200)
Increase in real property held for
  rental, net                              (    182,537)  (    106,371)  (  1,237,684)
Decrease (increase) in noncurrent
  notes receivable                         (     32,131)  (    511,505)       721,095
Decrease (increase) in other
  assets                                   (    259,159)       632,869   (    408,595)
Increase (decrease) in accounts
  payable and accrued liabilities             3,639,305   (  2,823,652)     2,214,467
Increase (decrease) in income
  taxes payable                               1,460,374   (    680,611)     2,973,733
Increase (decrease) in other
  long-term liabilities                    (    468,601)        27,143   (    358,017)
                                            -----------    -----------    -----------
      Total                                 $ 1,445,967   ($   522,622)   $ 2,825,806
                                            ===========    ===========    ===========

                  (B) Acquisition of Chu Associates, Inc. and Isoreg
                      Corporation in 1992 -- See Note 2 to
                      Consolidated Financial Statements.


                  (C) Merger with BMG Equities Corp. -- See Note 11
                      to Consolidated Financial Statements.



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 and 1991



(1)  SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES:

       NATURE OF BUSINESS-

         United Capital Corp. (the "Registrant") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of antenna systems, and engineered products.

       PRINCIPLES OF CONSOLIDATION-

         The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       INCOME RECOGNITION --
         REAL ESTATE OPERATIONS-

         The Registrant leases substantially all of its properties to tenants under net leases. Under this type of lease, the tenant is obligated to pay all operating costs of the property including real estate taxes, insurance, repairs and maintenance. Rental income is recognized based on the terms of the leases. Certain lease agreements provide for additional rent based on a percentage of tenants' sales. Such additional rents are recorded as income when they can be reasonably estimated. Gains on sales of real estate assets are recorded when the gain recognition criteria under generally accepted accounting principles have been met.

       MARKETABLE SECURITIES-

         Marketable securities are stated at the lower of aggregate cost or quoted market value.

         Unrealized losses resulting from fluctuations in the market value of the current securities portfolio are reflected as a component of net realized and unrealized gains (losses) on marketable securities. Unrealized gains are recognized only to the extent that previously unrealized losses have been recognized. For the purpose of calculating realized gains and losses, the cost of investments sold is determined using the first-in, first-out method.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This standard requires, among other things, that investments in debt and equity securities be classified as either held-to-maturity, trading, or available for sale. Investments in debt securities will be classified as held-to-maturity and measured at amortized cost in the consolidated balance sheet only if the Registrant has the positive intent and ability to hold those securities to maturity. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term will be measured at fair value and classified as trading securities. Unrealized gains and losses on trading securities will be included in current earnings. All securities not classified as trading or held-to-maturity will be classified as available for sale and measured at fair value. Unrealized gains and losses on securities available for sale will be recorded net, as a separate component of stockholders' equity until realized.

         The Registrant intends to adopt SFAS 115 effective January 1, 1994.
           Such adoption is expected to result in an increase in the Registrant's stockholders' equity of approximately $350,000 on a net of tax basis. This change in accounting principle is not expected to have a material effect upon the consolidated financial results of the Registrant given the current market value and cost basis of securities available for sale.

       INVENTORIES-

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.

         The components of inventory at December 31, 1993 and 1992 are as follows-

                                                     1993           1992
                                                  ----------     ----------
             Raw materials                        $4,261,991     $4,680,614
             Work in process                       2,195,927      1,617,612
             Finished goods                        1,611,357      1,836,757
                                                  ----------     ----------
                                                  $8,069,275     $8,134,983
                                                  ==========     ==========

       DEPRECIATION AND AMORTIZATION-

         Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows-

             Real property held for rental-
               Buildings                                 5 to 39 years
               Equipment                                 3 to 10 years

             Property, plant and equipment-
               Buildings and improvements                18 to 40 years
               Machinery and equipment                    3 to 10 years

       REAL PROPERTY HELD FOR RENTAL-

         Real property held for rental is carried at cost less accumulated depreciation. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

         Certain mortgage obligations assumed by the Registrant contain provisions whereby the mortgage holder may acquire, under certain conditions, an interest in the properties securing the obligation, for a nominal amount. The Registrant considers any costs incurred as a result of these provisions to be a cost of acquisition and the basis in such properties is adjusted accordingly.

       RESEARCH AND DEVELOPMENT-

         The Registrant expenses research, development and product engineering costs as incurred. Approximately $618,000, $713,000 and $424,000 of such costs were incurred by the Registrant in 1993, 1992, and 1991, respectively. Provisions for losses are made for research and development contracts when the estimated costs under such contracts exceed the proceeds.

       NET INCOME (LOSS) PER COMMON SHARE-

         Net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented.

       PRIOR YEAR FINANCIAL STATEMENTS

         Certain amounts have been reclassified in the December 31, 1992 and 1991 financial statements and notes thereto to present them on a basis consistent with the current year.

(2)  ACQUISITION OF OPERATING COMPANIES:

       As of April 2, 1992, the Registrant, through a wholly-owned subsidiary of Metex Corporation ("Metex"), purchased the net operating assets of Chu Associates, Inc. and affiliated companies, a manufacturer of antenna systems for naval and land-based applications, now known as D&M/Chu Technology, Inc. ("D&M/Chu"), for $3,675,000. The purchase price was satisfied by $2,475,000 in cash and a $1,200,000 note to the sellers. The $2,475,000 cash payment was derived from a total of $4,750,000 in bank borrowings by the Registrant in connection with the acquisition and the refinancing of certain of the existing debt of Chu Associates, Inc.

      The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands)-

          Net current assets and liabilities                   ($  157)
          Property, plant and equipment                          5,181
          Noncurrent assets                                        860
          Long-term liabilities                                ( 2,054)
                                                                ------
                  Allocated purchase price                      $3,830
                                                                ======

       The results of operations of D&M/Chu have been included in the accompanying consolidated statements of income from the date of acquisition.

       The following unaudited pro forma consolidated results of operations of the Registrant assume that the merger with D&M/Chu had occurred at the beginning of each period presented. In addition to combining historical results of operations of the two companies, the pro forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.

             UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          December 31
                                                     ---------------------
                                                      1992         1991
                                                     -------      -------
           Revenues                                  $73,083      $75,983
                                                     =======      =======
           Net income                                $ 2,758      $ 2,959
                                                     =======      =======
           Net income per common share               $   .42      $   .34
                                                     =======      =======

       The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisition of D&M/Chu been consummated at the beginning of the periods presented or of future operations of the combined companies.

       In October 1992, AFP Transformers, Inc., a wholly-owned subsidiary of the Registrant, purchased the operating assets of Isoreg Corporation in a foreclosure sale from a bank for approximately $761,000, including all costs associated with the acquisition. The results of operations of AFP Transformers have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results have not been separately disclosed as amounts are not material.

(3)  REAL ESTATE ACQUISITIONS:

       In January 1992, after foreclosure proceedings, the Registrant, through wholly-owned subsidiaries, acquired title to fifteen properties. The properties had served as collateral for mortgage notes due from an unrelated third party to a group of lenders including the Chairman of the Board and two directors of the Registrant. Prior to foreclosure, all interests in the mortgage notes had been acquired by the Registrant (see Note 11).

(4)  REAL PROPERTY HELD FOR RENTAL:

       The Registrant is the lessor of real estate under operating leases which expire in various years through 2057.

       The following is a summary of real property held for rental at December 31-

                                                    1993            1992
                                                ------------    ------------
           Land                                 $ 11,703,007    $ 11,699,447
           Buildings                             107,947,423     108,078,553
                                                ------------    ------------
                     Total                       119,650,430     119,778,000

           Less - Accumulated depreciation     (  45,257,746)  (  38,942,798)
                                                ------------    ------------
                                                $ 74,392,684    $ 80,835,202
                                                ============    ============

       As of December 31, 1993, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

           Year Ended December 31-
             1994                                       $14,675,000
             1995                                        12,507,000
             1996                                        11,383,000
             1997                                        10,156,000
             1998                                         8,912,000
             Thereafter                                  36,759,000
                                                        -----------
           Total Minimum Future Rentals                 $94,392,000
                                                        ===========

       Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income in 1993, 1992 and 1991 were approximately $1,037,000, $1,271,000, and $804,000, respectively.

       Included in 1992 percentage rents are approximately $520,000 collected from a tenant as a result of an arbitration award. These amounts were earned over a four-year period but not previously accrued.

(5)  PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment is principally used in the Registrant's manufacturing operations and consists of the following at December 31-

                                                    1993            1992
                                                 -----------     -----------
           Land                                  $ 1,132,950     $ 1,132,950
           Buildings and improvements              3,888,953       3,753,521
           Machinery and equipment                 7,731,628       6,853,815
                                                 -----------     -----------
                                                  12,753,531      11,740,286
           Less - Accumulated depreciation      (  3,840,345)   (  2,571,368)
                                                 -----------     -----------
                                                 $ 8,913,186     $ 9,168,918
                                                 ===========     ===========

       Property, plant and equipment, noted above, includes approximately $3.6 million of land and buildings used in the Registrant's D&M/Chu antenna business. These operations are being consolidated with those of the Registrant's Dorne & Margolin subsidiary. The Registrant intends to lease the D&M/Chu facilities at market rates, which will be sufficient to cover the carrying costs of the properties, and is exploring possibilities to develop the unused land at the Whitcomb Avenue facility.

(6)  MARKETABLE SECURITIES:

       At December 31, 1993 and 1991, the aggregate market value of current marketable securities exceeded their aggregate cost by $578,041 and $79,368, respectively. At December 31, 1992, the aggregate cost of current marketable securities exceeded their aggregate market value by $743,636.

       Realized gains and losses on the sales of marketable securities included in the determination of net income for the years ended December 31, 1993, 1992 and 1991 are as follows-

                                            1993          1992          1991
                                           -------       -------      --------
           Realized gains                  $   -         $20,596      $321,538
                                           =======       =======      ========
           Realized losses                 $   -         $   -        $133,565
                                           =======       =======      ========
           Net realized gains (losses)     $   -         $20,596      $187,973
                                           =======       =======      ========

(7)  NOTES RECEIVABLE:

       Notes receivable consist of the following at December 31-

                                                        1993            1992
                                                     ----------      ----------
         Mortgage notes receivable (a)               $  908,509      $  886,473
         Advances to affiliate (b)                      775,000             -
         Due from related party (see Note 11)           628,494         230,000
         Loan receivable (see Note 11)                   88,333             -
                                                     ----------      ----------
                                                      2,400,336       1,116,473
         Less - Current portion included in notes
           and accounts receivable                    1,577,795         326,063
                                                     ----------      ----------
                                                     $  822,541      $  790,410
                                                     ==========      ==========

       (a) As partial consideration in the sale of several properties, the Registrant received mortgage notes in the aggregate amount of $2,080,000. The notes, which are secured by the properties sold, bore interest in 1992 and 1993 at various rates ranging between 8% and 14% and bear interest in future periods at rates ranging between 9% and 16%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008.

           In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $991,000 and $807,000 at December 31, 1993 and 1992, respectively. The deferred gains are being recognized as income as payments are received under the note.

       (b) During 1993 the Registrant advanced $775,000 to Kentile Floors, Inc. ("Kentile"). Such advances were made on a priority basis pursuant to Bankruptcy Court approval granted in this matter. In 1992 the Registrant acquired a one-third interest in Kentile subsequent to Kentile's filing for protection under Chapter 11 of the U. S. Bankruptcy Code. In March 1994 the Registrant acquired the operating assets of Kentile. See Note 17, "Subsequent Events."

(8)  LONG-TERM DEBT AND LOANS
       PAYABLE TO BANKS:

       Long-term debt and loans payable to banks consist of the following at December 31-

                                                    1993            1992
                                                 -----------     -----------
         First mortgages on real property (a)    $55,044,727     $59,984,402
         Second mortgages on real property (b)       585,074         631,509
         Loan payable to bank (c)                        -           875,000
         Loan payable to bank (d)                  4,550,832       5,820,834
         Loan payable to bank (e)                  3,937,501       4,725,000
         Note payable (f)                          1,200,000       1,200,000
         Note payable (g)                          1,158,335       1,233,751
         Other                                       472,784         588,502
                                                 -----------     -----------
                                                  66,949,253      75,058,998
         Less - Current maturities                 8,309,052       8,997,676
                                                 -----------     -----------
                                                 $58,640,201     $66,061,322
                                                 ===========     ===========

       (a) First mortgages bearing interest at rates ranging from 7.875% to 11% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from August 1994 through February 2010.

       (b) Second mortgages bearing interest at rates ranging from 4% to 10.25% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from June 1994 through December 2008.

       (c) In connection with the merger of BMG Equities, Corp. ("BMG") in 1991, the Registrant entered into a $3,000,000 loan agreement with a bank. The loan was due in 24 equal monthly principal installments beginning August 1, 1991, together with accrued interest at the bank's prime lending rate plus 1/4%. The loan matured and was fully satisfied in July 1993.

       (d) In July 1992, the Registrant borrowed $6,350,000 from a bank to refinance a note to a former shareholder which was issued in connection with the merger of BMG. This note bore interest at the bank's prime lending rate plus 1/4% until April 1993 when it was converted to a fixed rate note at 6.2% for the remainder of the term. The note is due in 60 equal principal installments, together with accrued interest thereon, through July 1997. The loan agreement contains several financial covenants regarding working capital, net worth, capital expenditures and debt to equity ratios.



       (e) In connection with the acquisition of the operating assets of Chu Associates, Inc., the Registrant entered into a $4,725,000 loan agreement with a bank. The loan bore interest at the bank's prime lending rate plus 1/4% until April 1993 when it was converted to a fixed rate note at 6.3% for the remainder of the term. The note is payable monthly, with 48 equal monthly principal installments beginning in May 1993. The loan agreement contains several financial covenants regarding working capital, net worth, capital expenditures and debt to equity ratios.

       (f) As partial consideration in the acquisition of D&M/Chu the Registrant issued a $1,200,000 note to the sellers. The note bears interest at 6.5% between May 1992 and May 1994. Thereafter the interest rate is adjusted annually by no more than a 1% increase or decrease from the rate of the immediately preceding twelve-month period to the published prime rate charged by U. S. banks. The note requires quarterly interest payments and matures in May 1997. Under certain conditions, the Registrant may offset certain amounts against this note.

       (g) In connection with the acquisition of D&M/Chu the Registrant assumed a note held by the Massachusetts Industrial Finance Agency which is secured by one of D&M/Chu's manufacturing facilities. The note bears interest at 8.75% and is due in varying monthly installments of principal and interest through November 2007.

       The approximate aggregate maturities of these obligations at December
         31, 1993 are as follows-

           1994                                  $ 8,309,052
           1995                                    9,152,884
           1996                                    9,429,346
           1997                                    7,383,452
           1998                                    4,817,462
           Thereafter                             27,857,057
                                                 -----------
                                                 $66,949,253
                                                 ===========

(9)  REVOLVING CREDIT FACILITY:

       The Registrant maintains an unsecured line of credit arrangement with a bank which provides for borrowings up to $7,000,000 at the bank's prime lending rate, which was 6.0% at December 31, 1993 and 1992. This demand facility is reviewed by the bank annually on May 31.

       There were no borrowings outstanding under this facility at December 31, 1993 or 1992. The maximum amounts outstanding under this arrangement during 1993 and 1992 was $2,300,000 and $3,000,000, respectively. All borrowings were repaid together with accrued interest. The weighted average amount outstanding during 1993 was approximately $1,460,000. The weighted average interest rate on such borrowings was 6.0%.

       Borrowings under this facility are jointly and severally guaranteed by both the Registrant and its subsidiaries. Unless extended, any amounts outstanding are due and payable within 30 days of the expiration of this facility.

(10) STOCKHOLDERS' EQUITY:

       AUTHORIZED CAPITAL AND TREASURY STOCK-

         The stockholders of the Registrant ratified a plan during the 1993
           Annual Meeting of Stockholders to reduce the authorized capital of the Registrant to 7,500,000 shares of $.10 par value common stock. In addition, the Registrant has retired all shares of common stock previously held in treasury.

       STOCK OPTIONS-

         The Registrant has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Registrant's common stock at the fair market value at the date of grant. Under both plans, the options become exercisable in three equal installments, beginning one year from the date of grant. The 1988 Incentive Stock Option Plan (the "Incentive Plan") provides for the granting of incentive stock options not to exceed 125,000 options in the aggregate. The 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") provides for the granting of incentive or nonqualified stock options, also not to exceed 125,000 options in the aggregate.

         During 1993 employees of the Registrant were granted 83,000 and 43,000 options pursuant to the Joint Plan and Incentive Plan, respectively. Such options are exercisable at $11 per share subject to the vesting period noted above. Included in the 1993 grants are 70,000 and 30,000 options granted to the Chairman of the Board pursuant to the Joint Plan and Incentive Plan, respectively. Of the 70,000 options granted to the Chairman of the Board pursuant to the Joint Plan, 45,000 options are subject to shareholder approval of an increase in the number of available options under the Plans which is to be acted upon at the 1994 Annual Meeting of Stockholders.

         At December 31, 1993, there were 149,088 and 117,240 options outstanding under the Joint Plan and Incentive Plan, respectively, including those subject to shareholder approval, noted above. At December 31, 1992, 66,588 and 84,429 options were outstanding under the Joint Plan and Incentive Plan, respectively.

         In addition to options outstanding under the Joint Plan and Incentive
           Plan, 240,000 options were outstanding at December 31, 1993 and 1992. Such options were previously granted to Directors and certain officers of the Registrant and are presently exercisable at $5.50 per share, which price was equal to or greater than the market value per share on the date of grant. If unexercised, these options expire 30 days after the end of a Director's term.

         Transactions involving stock options are summarized below

                                                    1993            1992
                                                ------------    ------------
           Outstanding, beginning of year            391,017         392,378
           Granted                                   126,000             -
           Canceled                                (   9,989)       (  1,361)
           Exercised                               (     700)            -
                                                     -------         -------
           Outstanding, end of year                  506,328         391,017
                                                     =======         =======
           Exercisable, end of year                  380,328         391,017
                                                     =======         =======
           Price range of options outstanding   $5.00-$16.38    $5.00-$16.38
                                                ============    ============

(11) TRANSACTIONS WITH RELATED PARTIES:

       In February 1993, the Registrant participated in a $7,500,000 loan transaction secured by a second mortgage covering the leasehold estate on a prime hotel property in New York City. During 1993 a total of $6,250,000 had been advanced, including approximately $1,652,000 by the Registrant, $2,532,000 by certain Directors, $200,000 by the wife of the Board Chairman, $100,000 by two adult daughters of a director, $100,000 by a trust under will in which a Director has a partial remainder interest and approximately $1,666,000 by unrelated parties.

       In connection with this loan, a commitment fee in the net amount of $270,000 was prorated among the participants in relation to the principal amount advanced and committed to be advanced by each participant. The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in December 1993.

       In June 1993 the Registrant advanced approximately $89,000 in connection with a $265,000 loan transaction secured by a first mortgage on a Brooklyn, New York property. The loan bears interest at 15% per annum, payable monthly, and matures in June 1994. A Director of the Registrant and an unrelated party also hold 1/3 interests in this loan.

       Until June 28, 1991, the Registrant was a majority-owned subsidiary of BMG Equities Corp. ("BMG"). BMG's primary asset was a 65% interest (6,784,559 shares) in the outstanding common stock of the Registrant. BMG was owned equally by the Registrant's Chairman of the Board and the wife of the former Board Chairman ("Shareholder").

       On June 28, 1991, BMG merged with and into a wholly-owned subsidiary of the Registrant. Immediately following the merger, the subsidiary was merged with and into the Registrant. Pursuant to the merger agreement, the Registrant acquired the net assets of BMG, including the 6,784,559 shares of the Registrant's common stock. In consideration for their interests in BMG, the Chairman of the Board received 3,392,280 shares of the Registrant's common stock and the Shareholder received a $5,750,000 cash payment and a note in the amount of $6,342,112. The note was satisfied in July 1992 together with accrued interest thereon with proceeds from a bank loan (see Note 8).

       The acquired assets of BMG exceed the liabilities assumed on a fair value basis; however due to the related party nature of the transaction, the acquired net assets have been recorded by the Registrant at historical cost, and accordingly additional paid-in capital was reduced by approximately $4,894,000.

       The results of operations of BMG have been included with that of the Registrant for the period subsequent to acquisition. Pro forma results of operations have not been separately disclosed as amounts are not material.

       In June 1991, the Registrant entered into an agreement with the wife of the former Board Chairman ("Shareholder") which required the Registrant to purchase 91,704 shares of the Registrant's common stock owned by the Shareholder. In January 1993 the Registrant purchased these shares from the Shareholder for approximately $396,000.

       In January 1991, the Registrant purchased for $420,000, from an unrelated third party, a 35% participation interest in a $1,200,000 loan secured by first mortgages on seven parcels of real property, six of which are located in New York City. The borrower had defaulted on the loan which was due on August 31, 1990, and interest accrued at a default rate of 20% per annum. The Registrant's Chairman of the Board acted as agent for the lenders and held a 25% participation interest in such loan. A director and the children of another director of the Registrant also held, in the aggregate, a 22.5% participation interest in such loan.

       In January 1992, after foreclosure proceedings, the Registrant, through wholly-owned subsidiaries, received title to six of the seven properties, which interests in such title together with interests in the foreclosure bid were previously assigned to the Registrant by the lenders. In addition, the Registrant also received title to another nine properties as additional collateral for the loan. In February 1992, the Registrant purchased, for cash and notes, the remaining 65% interest in the loan that it did not already own for the face amount of the note together with past due interest. The purchase price was satisfied by approximately $201,000 in cash and the balance with notes in the amounts of approximately $377,000 to the Chairman of the Board, $198,000 to a director and $198,000 to an unrelated third party. The notes bear interest at 10% beginning February 1, 1992. The note to the Chairman of the Board matured and was paid in June 1992. Portions of the remaining notes were paid in November 1992 and the balance of these notes are due in February 1995.

       During 1993 and 1992 the Registrant advanced, in the aggregate, $3,411,833 and $230,000, respectively, to the Chairman of the Board. Such advances bore interest at varying rates of 1% and 2% over the Registrant's borrowing rate under its revolving credit facility which bore interest at 6% at December 31, 1993 and 1992. Amounts outstanding at December 31, 1993 and 1992 of $628,494 and $230,000, respectively, together with accrued interest thereon were repaid in January 1994 and 1993, respectively.

(12) INCOME TAXES:

       Effective January 1, 1993 the Registrant adopted Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In prior years, the Registrant accounted for income taxes using Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

       Under the provisions of SFAS 109, the Registrant has elected not to restate prior years' consolidated financial statements. The cumulative effect of this accounting change on years prior to 1993 resulted in a benefit of $702,000, or $.11 per share. In addition, the effect of this change on income before cumulative effect of an accounting change in the current year was an increase of approximately $700,000 or $.11 per share.

       The cumulative benefit recorded by the Registrant primarily arises from basis differences of real properties held for rental for financial statement and income tax purposes. Based upon the Registrant's historical and projected levels of pretax income, management believes it is more likely than not that the Registrant will realize such benefits in the future and accordingly no valuation reserve has been recorded.

       The components of the net deferred tax asset (liability) at December 31, 1993 and 1992, under SFAS 109 and APB 11, respectively, are as follows-

                                                         1993           1992
                                                      ----------     ----------
           Realization allowances related to
             marketable securities, accounts
             receivable and inventories               $  433,199     $  270,470
           Basis differences relating to real
             property held for rental                  1,250,538            -
           Accrued expenses, deductible when paid      1,496,393        814,538
           Deferred revenue and profit (for tax
             purposes)                               (   247,422)   (   274,059)
           Basis differences relating to certain
             investments obtained in the BMG
             merger                                  ( 1,642,060)   ( 1,624,000)
           Property, plant and equipment             (   199,685)   (   145,279)
           Pensions                                  (   199,465)           -
           Other, net                                (    21,358)   (    27,048)
                                                      ----------     ----------
           Net deferred tax asset (liability)            870,140    (   985,378)

           Less - Current portion                        609,078        516,168
                                                      ----------     ----------
           Noncurrent portion                         $  261,062    ($1,501,546)
                                                      ==========     ==========

       Income tax provision (benefit) reflected in the accompanying consolidated statements of income for the years ended December 31, 1993, 1992 and 1991, is summarized as follows-

                                          1993           1992           1991
                                       ----------     ----------     ----------
           Current-
             Federal                   $2,511,000     $2,390,000     $3,225,000
             State                        770,000        705,000        485,000
           Deferred                   (   237,000)   (   156,000)   (   878,000)
                                       ----------     ----------     ----------
                                       $3,044,000     $2,939,000     $2,832,000
                                       ==========     ==========     ==========

       A reconciliation of tax provision computed at statutory rates to the amounts shown in the accompanying consolidated statements of income for the years ended December 31, 1993, 1992 and 1991 is as follows-

                                              1993         1992         1991
                                           ----------   ----------   ----------
         Computed Federal income
           tax provision
           at statutory rates              $2,520,000   $1,974,000   $2,146,000
         State income taxes, net of
           Federal income tax benefit         508,000      465,000      320,000
         Effect of basis differences
           arising from APB0-16
           adjustments on pretax
           income                                 -        572,000      371,000
         Effect of difference between
           tax and book basis of
           properties sold                        -    (   106,000)         -
         Other, net                            16,000       34,000  (     5,000)
                                           ----------   ----------   ----------
                                           $3,044,000   $2,939,000   $2,832,000
                                           ==========   ==========   ==========

(13) OTHER INCOME AND EXPENSE:

       The components of other income and expense in the accompanying consolidated statements of income for the years ended December 31, 1993, 1992 and 1991 are as follows-

                                               1993         1992        1991
                                            ----------    --------   ----------
           Gain on sales of real estate
             assets                         $1,109,591    $449,408   $  259,261
           Net realized and unrealized
             gains (losses) on
             marketable securities             743,636   ( 723,040)     671,283
           Income from equity
             investments (a)                   578,382     142,059      226,706
           Royalty income (b)                      -           -        500,000
           Other (c)                         1,681,488     249,083      537,829
                                            ----------    --------   ----------
                                            $4,113,097    $117,510   $2,195,079
                                            ==========    ========   ==========

       (a) Income from equity investments principally represents nonrecurring cash distributions received by the Registrant in connection with interests held in certain real estate ventures which were acquired in the 1991 merger with BMG. Such investments were valued at historical cost at the date of acquisition.

       (b) In October 1991, Metex granted a Japanese company a license to manufacture in the United States certain patented products and to sell these products to certain customers. As partial consideration for this license, Metex received a one time payment of $500,000.



       (c) In 1993, the Registrant received a $2 million settlement from Metex' insurance carrier in connection with the class action civil suit brought by the former shareholders of Metex. This settlement is reflected in other income, net of approximately $450,000 of current year costs incurred in defense of this action. All defense costs incurred prior to 1993 were included in general and administrative expenses.

(14) RETIREMENT PLAN:

       The Registrant's Metex subsidiary has a noncontributory pension plan that covers substantially all full-time employees of the engineered products segment.

       The following table sets forth the plan's funded status and amounts recognized in the Registrant's consolidated financial statements as of December 31, 1993 and 1992-

                                                           1993         1992
                                                        ----------   ----------
           Actuarial present value of benefit
             obligation-
               Accumulated benefit obligation,
                 including vested benefits of
                 $1,565,000 and $1,281,000,
                 respectively                           $1,696,000   $1,401,000
                                                        ==========   ==========
           Plan assets at fair value, primarily
             U. S. bonds and government-backed
             mortgage obligations                       $2,055,000   $1,999,000
           Projected benefit obligation for
             services rendered to date                 ( 1,845,000) ( 1,519,000)
                                                        ----------   ----------
           Plan assets in excess of projected
             benefit obligation                            210,000      480,000
           Adjustments to reflect the net pension
             asset at date of acquisition of Metex,
             recorded net of tax in 1992, and other
             adjustments, in accordance with
             APB0-16                                   (   156,000) (   441,000)
           Unrecognized net loss from past
             experience different from that
             assumed, and effects of changes in
             assumptions, net of amortization              516,000      372,000
                                                        ----------   ----------
                     Pension benefit included
                       in other assets                  $  570,000   $  411,000
                                                        ==========   ==========

       Net pension expense for 1993 and 1992 includes the following components

                                                            1993         1992
                                                          --------     --------
         Service cost earned during the year              $171,000     $160,000
         Interest cost on projected benefit obligation     122,000      113,000
         Actual return on plan assets                    ( 142,000)   (  96,000)
         Net amortization and deferral                   (  25,000)   (  73,000)
                                                          --------     --------
                   Net pension expense                    $126,000     $104,000
                                                          ========     ========

       In determining the projected benefit obligation for 1993 and 1992, the weighted average assumed discount rate used was 7.5% and 8.25%, respectively, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining net periodic pension cost was 9%.

(15) BUSINESS SEGMENTS:

       At December 31, 1993, the Registrant had three principal business segments: real estate investment and management, the manufacture and sale of engineered products and the manufacture and sale of antenna systems. Information on the Registrant's business segments for 1993, 1992 and 1991 is as follows

                                                1993        1992        1991
                                              --------    --------     --------
                                                       (in thousands)
           Net revenues and sales
             Rental revenues                  $ 20,815    $ 19,543     $ 16,123
             Antenna systems                    21,098      24,513       22,033
             Engineered products                27,643      26,819       24,701
                                              --------    --------     --------
                                              $ 69,556    $ 70,875     $ 62,857
                                              ========    ========     ========
           Operating income
             Real estate investment
               and management                 $  3,946    $  3,033     $  1,149
             Antenna systems                       769       3,259        3,595
             Engineered products                 1,585       2,687        2,412
                                              --------    --------     --------
                                                 6,300       8,979        7,156
           General corporate expenses        (   2,561)  (   2,831)   (   2,924)
           Other income (expense), net           3,672   (     343)       2,081
                                              --------    --------     --------
                      Income before
                        income taxes          $  7,411    $  5,805     $  6,313
                                              ========    ========     ========

                                                1993        1992         1991
                                              --------    --------     --------
                                                       (in thousands)
         Identifiable assets-
           Real estate investment
             and management                   $ 86,668    $ 88,453     $ 96,843
           Antenna systems                      17,686      18,899        9,980
           Engineered products                  10,528       9,497        8,978
                                              --------    --------     --------
                                              $114,882    $116,849     $115,801
                                              ========    ========     ========

       Through the Registrant's antenna systems segment, approximately 21%, 23% and 22% of consolidated revenues were derived from sales to the United States Government or its contractors in 1993, 1992 and 1991, respectively.

       Sales by the Registrant's engineered products segment to automobile original equipment manufacturers accounted for approximately 20%, 23% and 26% of 1993, 1992 and 1991 consolidated revenues, respectively.

(16) CONTINGENCIES:

       The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

       The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant currently estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

       Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Registrant that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10-year period. The Registrant may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

       The foregoing estimates may also be revised by the Registrant as new or additional information in these matters become available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

       Although the Registrant believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Registrant's insurers have denied such coverage. Accordingly, the Registrant has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. Upon the advice of counsel, the Registrant believes that based upon a present understanding of the facts and the present state of the law in New Jersey, it is probable that the Registrant will prevail in the pending litigation and thereby access all or a very substantial portion of the insurance coverage it claims; however, the ultimate outcome of litigation cannot be predicted.

       As a result of the foregoing, the Registrant has not recorded a charge to operations for the environmental remediation, noted above, in the consolidated financial statements, as anticipated proceeds from insurance recoveries are expected to offset such liabilities. Although the Registrant has reached a settlement with two insurance carriers, it has not recognized any significant recoveries to date.

       In the opinion of management, these matters will be resolved favorably and such amounts, if any, not recovered under the Registrant's insurance policies will be paid gradually over a period of years and, accordingly, should not have a material adverse effect upon the business, liquidity or financial position of the Registrant. However, adverse decisions or events, particularly as to the merits of the Registrant's factual and legal basis could cause the Registrant to change its estimate of liability with respect to such matters in the future.

       Effective January 1, 1994 the Registrant will reflect the provisions of Staff Accounting Bulletin 92 and will record the expected liability associated with remediation efforts and the anticipated insurance recoveries separately in the Registrant's consolidated financial statements.

       The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

(17) SUBSEQUENT EVENT:

       On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile") for approximately $14 million. Kentile is a major manufacture and supplier of resilient vinyl flooring and is expected to generate approximately $40 million in revenues during 1994. The purchase price was comprised of approximately $6.1 million in new bank financing, approximately $5.4 million in cash and the assumption of approximately $2.5 million in operating liabilities.

       The $5.4 million cash payment includes $775,000 that was advanced to Kentile by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994. The proceeds from this sale were used by Kentile to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

       In November 1992, Kentile filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent thereto, the Registrant acquired a one-third equity interest in Kentile together with an option to purchase an additional interest in the future. In consideration for this interest and option in Kentile, the Registrant provided a $2 million letter of credit to partially guarantee borrowings under Kentile's asset-based lending agreement. The letter of credit arrangement was made pursuant to Bankruptcy Court approval on a priority basis. In light of the uncertain outcome of Kentile's bankruptcy proceedings, no value was assigned to the stock acquired by the Registrant.

       The acquisition of the operating assets of Kentile will be accounted for by the purchase method and, accordingly, the results of operations of Kentile, Inc. will be included with that of the Registrant for periods subsequent to the date of the acquisition.

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                     AMOUNTS RECEIVABLE FROM RELATED PARTIES



                                                                              Deductions
                                                                          -------------------        Balance at
                                                  Balance at                          Amounts      End of Period
                                                  Beginning                Amounts    Written  ----------------------
Name of Debtor                                    of Period   Additions   Collected     Off     Current    Noncurrent
- - - --------------                                    ----------  ----------  ----------  -------  ---------   ----------
Year Ended December 31, 1993:
  Chairman of the Board (a)                       $230,000    $3,411,833  $3,013,339      $ -   $628,494       $ -
                                                  ========    ==========  ==========      ===   ========       ===

Year Ended December 31, 1992:
  Chairman of the Board (a)                       $413,519    $  230,000  $  413,519      $ -   $230,000       $ -
                                                  ========    ==========  ==========      ===   ========       ===

Year Ended December 31, 1991:
  Chairman of the Board (a)                       $675,454    $  801,000  $1,062,935      $ -   $413,519       $ -
                                                  ========    ==========  ==========      ===   ========       ===


(a) Advances to the Chairman of the Board are included in notes and accounts receivable in the accompanying consolidated balance sheets. The advances outstanding at December 31, 1993, 1992 and 1991, together with accrued interest were repaid in January 1994, 1993 and 1992, respectively. These advances bore interest at varying rates of 1% and 2% over the Registrant's borrowing rate under its revolving credit facility.


           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                   SCHEDULE VIII


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS



                                                             Write-offs
                                                               Net of
                                                  Charged    Recoveries
                                     Balance at      to      of Accounts
                                     Beginning   Costs and   Previously     Balance at
                                     of Period    Expenses   Written Off  End of Period
                                     ----------  ---------   -----------  -------------
Allowance for doubtful accounts
  receivable:
    Year ended
      December 31, 1993               $241,000    $44,545      $   -         $285,545
                                      ========    =======      =======       ========
    Year ended
      December 31, 1992               $228,000    $13,000      $   -         $241,000
                                      ========    =======      =======       ========
    Year ended
      December 31, 1991               $216,000    $   -        $12,000       $228,000
                                      ========    =======      =======       ========



           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                      SCHEDULE X


                      UNITED CAPITAL CORP. AND SUBSIDIARIES



                SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993




                                                 Charged to Costs and Expenses
                                               ---------------------------------
                                                 1993        1992        1991
                                              ----------  ----------  ----------
Maintenance and repairs                       $1,633,333  $1,298,331  $1,051,234
Taxes, other than payroll and income taxes       746,109     730,112      A


             Note A -- Amounts are not presented as such amounts are
               less than 1% of total revenues.



           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE XI


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION


                                                                      Costs
                                              Initial Cost        Capitalized           Gross Amount at Which
                           Mortgage           to Registrant        Subsequent        Carried at Close of Period
                             Loans       -----------------------       to       -------------------------------------   Accumulated
                            Payable                 Building and  Acquisition/              Building and     Total      Depreciation
     Description            (Gross)       Land      Improvements  Improvements    Land      Improvements     (a)(c)         (b)
     -----------          -----------  -----------  ------------  ------------ -----------  ------------  ------------- ------------
Shopping Centers and
  Retail Outlets-
  Culver, CA              $ 5,943,911  $   841,811  $  7,576,296    $     -    $   841,811  $  7,576,296  $  8,418,107  $ 2,979,398
  Northbrook, IL            6,416,483      897,246     8,075,215          -        897,246     8,075,215     8,972,461    2,998,782
  Miscellaneous
    Investments            34,881,468    6,179,080    54,937,958      307,793    6,179,080    55,245,751    61,424,831   21,320,926
                          -----------  -----------  ------------      -------   ----------  ------------  ------------  -----------
                           47,241,862    7,918,137    70,589,469      307,793    7,918,137    70,897,262    78,815,399   27,299,106
                          -----------  -----------  ------------      -------   ----------  ------------  ------------  -----------
Commercial Properties-
  Miscellaneous
    Investments             6,469,864    2,921,377    26,098,806          -      2,921,377    26,098,806    29,020,183   10,775,555
Day Care Centers and
  Offices-
    Miscellaneous
      Investments           1,065,168      642,895     5,786,058       98,238      642,895     5,884,296     6,527,191    4,530,856
Hotel Properties-
  Miscellaneous
    Investments               625,024          -       2,867,703          -            -       2,867,703     2,867,703    2,051,755
Other-
  Miscellaneous
    Investments               227,883      220,598     2,176,671       22,685      220,598     2,199,356     2,419,954      600,474
                          -----------  -----------  ------------     --------  -----------  ------------  ------------  -----------
                          $55,629,801  $11,703,007  $107,518,707     $428,716  $11,703,007  $107,947,423  $119,650,430  $45,257,746
                          ===========  ===========  ============     ========  ===========  ============  ============  ===========



                                                               Life on
                                                                Which
                                                             Depreciation
                                                              in Latest
                                                             Statement of
                                                               Income
                                      Date of        Date    is Computed
     Description                    Construction   Acquired    (Years)
     -----------                    ------------   --------  ------------
Shopping Centers and
  Retail Outlets
  Culver, CA                            N/A        1986        18
  Northbrook, IL                        N/A        1987        18
  Miscellaneous
    Investments                         N/A        1986-91     12-32



Commercial Properties-
  Miscellaneous
    Investments                         N/A        1986-88     11-39
Day Care Centers and
  Offices
    Miscellaneous
      Investments                       N/A        1986-91     5-32
Hotel Properties
  Miscellaneous
    Investments                         N/A        1986-87     10-13
Other
  Miscellaneous
    Investments                         N/A        1986-92     10-32





           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE XI
                                                                     (Continued)


NOTES:
(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1993 are as follows-


                                               1993           1992           1991
                                           ------------   ------------   ------------
       Real property held for rental at
         beginning of period               $119,778,000   $119,059,092   $109,349,859
       Additions during the period-
         Acquisitions and improvements          750,000      2,070,468     10,208,862
                                           ------------   ------------   ------------
                                            120,528,000    121,129,560    119,558,721
       Deductions during period-
         Cost of real estate sold               877,570      1,351,560        499,629
                                           ------------   ------------   ------------
                                           $119,650,430   $119,778,000   $119,059,092
                                           ============   ============   ============

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1993 are as follows-


                                                1993           1992           1991
                                            -----------    -----------    -----------
       Accumulated depreciation at
         beginning of period                $38,942,798    $32,587,172    $25,939,410
       Additions during period-
         Provision for depreciation           6,626,079      6,715,064      6,811,953
                                            -----------    -----------    -----------
                                             45,568,877     39,302,236     32,751,363
       Deductions during period-
         Accumulated depreciation of
           real estate sold                     311,131        359,438        164,191
                                            -----------    -----------    -----------
                                            $45,257,746    $38,942,798    $32,587,172
                                            ===========    ===========    ===========

(c) The aggregate cost for Federal income tax purposes is approximately $178,317,000.

                                                                    SCHEDULE XII

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1993



                                                                                                                          Principal
                                                                                                                            Amount
                                                                                                                           of Loans
                                                                                                                          Subject to
                                                                                                                          Delinquent
                                                                                                Face                      Principal
                                               Final                                   Prior  Amount of  Carrying Amount      or
       Description         Interest Rate   Maturity Date      Periodic Payment Terms   Liens  Mortgages  of Mortgages (b)  Interest
       -----------         -------------   -------------      ----------------------   -----  ---------  ---------------- ----------
Mortgage note receivable   10.25% through  November 2001     Principal and interest     $ -   $  610,000     $263,324        $ -
  in connection with       October 1998;                     due monthly; in addition,
  sale of hotel property   11% thereafter                    principal payments of
  in Montgomery, Alabama                                     $25,000 are due in March
                                                             1993 and September 1994
                                                             and $150,000 is due in
                                                             November 1998

Mortgage note receivable   8% through      February 2002     Principal and interest     -        900,000      377,331          -
  in connection with       January 1993;                     due monthly; in addition
  sale of hotel property   9% through                        principal payments of
  in Beaumont, Texas       January 1994;                     $50,000 are due in
                           10% through                       February 1993 and $773,000
                           January 2000;                     at maturity
                           11% thereafter

Mortgage note receivable   13% through     November 1996     Interest due monthly;      -        200,000      150,000          -
  in connection with       October 1993;                     principal payments of
  sale of land and         14% through                       $50,000 each due
  building in Tampa,       October 1994;                     November 1, 1993, 1994,
  Florida                  15% through                       1995 and 1996
                           October 1995;
                           16% thereafter

Mortgage note receivable   10%             August 1, 2000    Principal and interest     -        325,000      104,265          -
  in connection with sale                                    due monthly
  of land and building in
  Waterbury, Connecticut

Mortgage note receivable   9%              December 31, 2008 Principal and interest     -         45,000       13,589          -
  in connection with sale                                    due monthly
  of land and building in
  Augusta, Georgia                                                                      ----  ----------     --------        ----
                                                                                        $ -   $2,080,000     $908,509(a) (c) $ -
                                                                                        ====  ==========     ========        ====

                                                                    SCHEDULE XII
                                                                     (Continued)


NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1993 is as follows-

       Balance at beginning of period                        $886,473
       Additions during period-
         New mortgage loans                                   123,643
       Deductions during period-
         Collection of principal                            ( 101,607)
                                                             --------
       Balance at end of period                              $908,509
                                                             ========

(b) In accordance with generally accepted accounting principles the gains from the sale of these properties are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1993:

     Mortgage note receivable in connection with sale of property in-

       Montgomery, Alabama                                   $288,276
       Beaumont, Texas                                        461,738
       Waterbury, Connecticut                                 209,851
       Augusta, Georgia                                        31,411
                                                             --------
                                                             $991,276
                                                             ========

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.



           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                            QUARTERLY FINANCIAL DATA

                                   (UNAUDITED)

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
FOR THE YEAR 1993:
  Revenues                          $17,832     $17,194     $16,838     $17,692
                                    =======     =======     =======     =======
  Costs and expenses                $16,513     $16,188     $16,097     $17,018
                                    =======     =======     =======     =======
  Other income (expense)            $   312     $ 1,021     $ 1,567     $   772
                                    =======     =======     =======     =======
  Income before cumulative effect
    of change in accounting
    principle                       $   970     $ 1,228     $ 1,328     $   841
  Cumulative effect of change in
    accounting principle                702         -           -           -
                                    =======     =======     =======     =======
  Net income                        $ 1,672     $ 1,228     $ 1,328     $   841
                                    =======     =======     =======     =======
Per share data:
  Income before cumulative effect
    of change in accounting
    principle                          $.16        $.20        $.21        $.14
  Cumulative effect of change in
    accounting principle                .11         -           -           -
                                       ====        ====        ====        ====
  Net income                           $.27        $.20        $.21        $.14
                                       ====        ====        ====        ====


FOR THE YEAR 1992:
  Revenues                          $15,709     $18,921     $18,223     $18,022
                                    =======     =======     =======     =======
  Costs and expenses                $14,734     $17,711     $16,237     $16,045
                                    =======     =======     =======     =======
  Other income (expense)            $   860    ($   283)   ($   211)   ($   709)
                                    =======     =======     =======     =======
  Net income                        $ 1,015     $   242     $   720     $   889
                                    =======     =======     =======     =======
Per share data:
  Net income                           $.15        $.04        $.11        $.14
                                       ====        ====        ====        ====

- - - --------------------------------------------------------------------------------

                              UNITED CAPITAL CORP.


                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1993

- - - --------------------------------------------------------------------------------