Form 10-K/A
period 1993-12-31
UNITED CAPITAL CORP /DE/
filed 1994-05-02
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KA
(MARK ONE)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1993
                          -----------------------------------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ________________ to ________________

                       Commission file number 1-10104
                                              ------------

                              UNITED CAPITAL CORP.
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                    04-2294493
- - -------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)

111 Great Neck Road, Great Neck, New York                11021
- - -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (516) 466-6464
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
        Title of Each Class                  on Which Registered
        -------------------                 ---------------------

Common Stock (Par Value $.10 Per Share)    American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 18, 1994, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was approximately $27,050,000

     As of March 18, 1994, there were 6,091,561 shares outstanding of the Registrant's Common Stock, $.10 par value.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information with respect to the Directors and Executive Officers of United Capital Corp. (the "Company"):


                                                                 First Year
          Name            Principal Occupation         Age     Became Director
          ----            --------------------         ---     ---------------
A.F. Petrocelli         Chairman of the Board,          50           1981
                          President and Chief
                          Executive Officer of
                          the Company

Mason N. Carter         President and Chief             48           1989
                          Executive Officer of
                          Kentile, Inc.

Dennis S. Rosatelli     Vice President, Chief           46           1991
                          Financial Officer and
                          Secretary of the
                          Company

Arnold S. Penner        Self employed real estate       57           1989
                          investor and  broker

Howard M. Lorber        President of Hallman &          45           1991
                          Lorber Associates, Inc.



          A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June 1981. Mr. Petrocelli is a Director of Prime Hospitality Corp., a New York Stock Exchange listed company, and a Director of Nathan's Famous Inc. ("Nathan's").

          MASON N. CARTER, has been President and Chief Executive Officer of Kentile, Inc. since March 1994 and was President and Chief Executive Officer of Kentile Floors, Inc. and of Kentile, Inc. from November 1992 to March 1994. Kentile Floors, Inc. was in bankruptcy prior to Mr. Carter becoming its President and Chief Executive Officer. Mr. Carter was President and Chief Operating Officer of Metex Corporation ("Metex"), a wholly-owned subsidiary of the Company, from March, 1989 until November 1992 and prior thereto Mr. Carter served Metex as: Chief Executive Officer since September 1987; and President and Chief Operating Officer since February 1987. From March, 1989 to July 1990, Mr. Carter was President and Chief Operating Officer of the Company.

          DENNIS S. ROSATELLI, has been a Director of the Company since January, 1991 and Vice President and Chief Financial

Officer of the Company since March, 1989. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the New Jersey Society of Public Accountants, and has been a member of the New Jersey Society's Committee on Accounting and Audit Standards.

          ARNOLD S. PENNER, has been a Director of the Company since 1989 and has worked for more than the past five years as a private real estate investor and as a self-employed real estate broker in New York.

          HOWARD M. LORBER, has been a Director of the Company since May 1991. Mr. Lorber has been President of Hallman & Lorber Associates, Inc., a consulting and actuarial firm for pension and profit sharing plans, since 1975. Mr. Lorber is Chairman of the Boards of Directors of Nathan's and VTX Electronics Corp. (distributes wire and cable products). Mr. Lorber is a member of the Boards of Directors of New Valley Corporation f/k/a Western Union Corp., SkyBox International Corp. and Alpine Lace Brands, Inc., and a Trustee of the Board of Long Island University. Since before 1988, Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1989, 1990 and 1991.

MEETINGS

          The Board of Directors held 6 meetings, during the year ended December 31, 1993, all but one of which was attended by all directors. From time to time, the members of the Board of Directors act by unanimous written consent pursuant to the laws of the State of Delaware.

          The Company has a standing Audit Committee and Compensation and Stock Option Committee whose members are Howard M. Lorber and Arnold S. Penner, the independent directors of the Company. The Audit Committee annually recommends to the Board of Directors independent public accountants as auditors of the Company's books, records and accounts, reviews the scope of the audits performed by such auditors and the audit reports prepared by them, and reviews and monitors the Company's internal accounting procedures. The Compensation and Stock Option Committee, which was formed in December 1993, recommends to the Board of Directors compensation for the Company's key employees and administers the Joint Plan and the Incentive Plan and awards stock options thereunder.

          Directors of the Company who are not officers of the Company are entitled to receive compensation for serving as directors in the amount of $6,000 per annum and $500 per Board meeting and Committee meeting attended.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth, for the Company's 1993 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the other most highly compensated executive officers of the Company other than the CEO who were executive officers of the Company during the fiscal year ended December 31, 1993 whose salary and bonus exceeded $100,000 (two individuals) with respect to the fiscal year ended December 31, 1993.

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation               Long Term Compensation
                                            -------------------------------------     -------------------------
                                                                     Other Annual                    All Other
Name and Principal                          Salary        Bonus      Compensation     Number of    Compensation
     Position                 Year            ($)          ($)          ($)(1)         Options          ($)
- - ------------------            ----          -------       -----      ------------     ---------    ------------
A.F. Petrocelli,              1993        $650,000       $700,000         --           100,000          --
  Chairman of the             1992         650,000        700,000         --              --            --
  Board, President            1991         650,000        700,000         --           100,000          --
  and Chief Executive
  Officer

Dennis S. Rosatelli,          1993        $150,000        $60,000         --             5,000          --
  Vice President and          1992         135,000         60,000         --              --            --
  Chief Financial             1993         125,000         55,000         --            20,000          --
  Officer

Bernard Turiel,               1993        $165,000(2)     $25,000         --              --            --
  Former Vice                 1992         157,500         40,000         --              --            --
  President-General           1991         100,000(2)      20,000         --            40,000(3)       --
  Counsel and
  Secretary

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Mr. Turiel became Vice President and General Counsel of the Company on May 1, 1991. Mr. Turiel resigned as an executive officer of the Company on December 31, 1993 and resigned as a Director of the Company on March 7, 1994.


(3) Of the options granted to Mr. Turiel, 20,000 options replaced 20,000 options granted to Mr. Turiel in 1987 which were not previously exercised.

OPTION GRANTS DURING 1993 FISCAL YEAR

     The following table provides information related to options to purchase Common Stock granted to the named executive officers during fiscal 1993. The Company currently does not have any plans providing for the grant of stock appreciation rights.

                                    Individual Grants
- - ------------------------------------------------------------------------------------------     Potential Realizable
                            Number of     % of Total                                         Value at Assumed Rates of
                           Securities       Options                                          Stock Price Appreciation
                           underlying     Granted to      Exercise or                           for Option Term(2)
                             Option       Employees in    Base Price                         -------------------------
             Name            (#)(1)       Fiscal Year      ($/Sh)(2)     Expiration Date           5%          10%
             ----          ----------     ------------    -----------    ---------------           --          ---
A.F. Petrocelli. . . . .   100,000(3)           79.3%      $11.00(4)     December 14, 2003     $447,450    $1,364,060
Dennis Rosatelli . . . .        5,000            3.9%      $11.00(4)     December 14, 2003      $22,373       $68,203

- - --------------------
(1) The option exercise price may be paid in shares of Common Stock owned by the executive, in cash, or a combination of any of the foregoing, as determined by the Stock Option Committee administering the Plans.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or differences in vesting periods. Regardless of the theoretical value of an option, its ultimate value will depend on the market value of the Common Shares at a future date, and that value will depend on a variety of factors, including the overall condition of the stock market and the Company's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

(3) Includes options to purchase 45,000 shares which are subject to stockholder approval of a proposal to increase the number of shares available under the Plans.

(4) The fair market value of the Company's Common Stock on the date of the grant was $9.50 per share.

FISCAL YEAR END OPTION VALUES

     No options were exercised by any executive officer in the fiscal year ended December 31, 1993. The following table sets forth certain information regarding the options held by executive officers during the last fiscal year by each of the executive officers named in the Summary Compensation Table.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                           Number of Securities        Value of Unexercised
                          Underlying Unexercised      in-the-Money Options at
                          Options at December 31,        December 31, 1993
                             1993 Exercisable/             Exercisable/
Name                         Unexercisable (#)          Exercisable ($)(1)
- - ---                        ---------------------      ----------------------
A.F. Petrocelli                   150,000/                  $537,500/0
                                 100,000(2)

Dennis S. Rosatelli               25,000/                   $ 90,000/0
                                  5,000(2)

Bernard Turiel                   40,000/0                   $140,000/0

- - --------------------
(1) Based on the closing price of a share of Common Stock ($9.00 as reported by the American Stock Exchange ("AMEX") on December 31, 1993.)
(2) The unexercisable options held by Messrs. Petrocelli and Rosatelli were not in the money at December 31, 1993.

EMPLOYEE RETIREMENT PLAN

          The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Tax Reform Act of 1986.


                     PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                      YEARS OF SERVICE
                  ---------------------------------------------------------
    SALARY           10        15        20        25        30        35
    ------
  $ 20,000        $ 1,750   $ 2,625   $ 3,500   $ 4,375   $ 5,250   $ 6,125
    30,000          3,250     4,875     6,500     8,125     9,750    11,375
    40,000          4,750     7,125     9,500    11,875    14,250    16,625
    50,000          6,250     9,375    12,500    15,625    18,750    21,875
    60,000          7,750    11,625    15,500    19,375    23,250    27,125
    70,000          9,250    13,875    18,500    23,125    27,750    32,375
    80,000         10,750    16,125    21,500    26,875    32,250    37,625
    90,000         12,250    18,375    24,500    30,625    36,750    42,875
   100,000         13,750    20,625    27,500    34,375    41,250    48,125
   150,000         21,250    31,875    42,500    53,125    63,750    74,375
   200,000         28,750    43,125    57,500    71,875    86,250   100,625
   228,860         33,079    49,619    66,158    82,698    99,237   112,221

          The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1993.

          The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli six, Bernard Turiel three years, and Dennis S. Rosatelli five years, respectively.

          Subject to limitations under the Employee Retirement Income Security Act of 1974, which was $235,840 in 1993, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

          Effective January 1, 1990, the Company entered into a five-year employment contract with Mr. Petrocelli which provides for a base salary of $650,000 per annum plus a bonus as determined by the Board of Directors. In the event of a change of control in the Company as defined in the employment agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to the greater of three years salary or the salary for the remainder of the initial term of the employment agreement and purchase outstanding options owned by Mr. Petrocelli. The employment agreement was amended in December 1990 to provide that it will be automatically extended after December 31, 1995 for successive one year terms unless either the Company or Mr. Petrocelli gives the other written notice that the employment agreement is terminated.

          In May, 1991 the Company entered into an employment agreement with Bernard Turiel which provided for a base salary of $150,000 per annum plus a bonus as determined by the Board of Directors but in no event less than $25,000 per annum. In January, 1993, the Board of Directors voted to increase Mr. Turiel's base salary to $165,000 for the year ended December 31, 1993. Mr. Turiel's employment contract allowed him to engage in the private practice of law, provided such practice did not materially interfere with the performance of his obligations to the Company. Mr. Turiel's employment agreement was terminated effective upon Mr. Turiel's resignation as Vice President and General Counsel of the Company on December 31, 1993.

          Effective July 1, 1991, the Company entered into an employment agreement with Dennis S. Rosatelli which provides for a base salary of $125,000 per annum plus a bonus as determined by the Board of Directors. In January, 1993, the Board of Directors voted to increase Mr. Rosatelli's base salary to $150,000 for the year ended December 31, 1993.

STOCK OPTION AGREEMENTS

          On July 17, 1991 the Company entered into Stock Option Agreements with each of Mason N. Carter, Howard M. Lorber, Arnold S. Penner, Dennis S. Rosatelli and Bernard Turiel pursuant to which each of said individuals received presently exercisable five-year options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. Mr. Penner's options replaced 20,000 unexercised options granted to Mr. Penner in 1989 at an exercise price of $9.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information concerning ownership of the Company's Common Stock, as of April 25, 1994, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director and each executive officer and by all directors and executive officers of the Company as a group:

     Name and Address                      Shares              Percentage
     Of Beneficial Owner             Beneficially Owned         of Class
- - -------------------------            ------------------        ----------
A.F. Petrocelli                        3,068,324(1)(2)           49.2%
111 Great Neck Road
Great Neck, NY 11021

Beverly Petrocelli                       500,000(2)               8.1%
c/o 111 Great Neck Road
Great Neck, NY 11021

Mason N. Carter                           77,374(3)               1.3%
One Kentile Road
South Plainfield, NJ 07080

Dennis S. Rosatelli                       27,000(4)                *
111 Great Neck Road
Great Neck, NY 11021

Arnold S. Penner                          20,000(5)                *
110 E. 59th Street
32nd Floor
New York, NY 10022

Howard M. Lorber                          63,000(6)               1.0%
70 E. Sunrise Highway
Valley Stream, NY 11581

All executive officers and             3,262,619(1)(3)           51.2%
directors as a group (5                       (4)(5)(6)
persons)

- - ---------------
*  Less than 1%

(1) Mr. Petrocelli owns directly 2,918,324 shares of Common Stock; presently exercisable options to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share; and presently exercisable options to purchase 125,000 shares of Common Stock at an exercise price of $5.50 per share. Does not include shares held by the adult children or the grandchildren of Mr. Petrocelli.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs.
     Petrocelli.

(3) Includes 2,000 shares of Common Stock jointly owned by Mr. Carter and his wife; presently exercisable options to purchase 35,374 shares at an average exercise price of $11.47 per share; presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share; and presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share.

(4) Mr. Rosatelli owns directly 2,000 shares of Common Stock and holds presently exercisable options to purchase 5,000 shares of Common Stock at an exercise price of $5.00 per share, and presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price $5.50 per share.

(5) Consists of presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share.

(6) Includes 18,700 shares owned by Mr. Lorber's wife, 24,300 shares owned by the Howard M. Lorber Irrevocable Trust and presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. Mr. Lorber disclaims beneficial ownership of all shares owned by Mr. Lorber's wife and the Howard M. Lorber Irrevocable Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1993. Specific descriptions of these transactions is provided below.

     In January, 1991, the Company purchased for $420,000, from an unrelated third party, a 35% participation interest in a $1,200,000 loan secured by first mortgages on seven parcels of real property, six of which are located in New York City. In February, 1992, the Company purchased, for cash and notes, the remaining 65% interest in the loan that it did not already own for the face amount of the notes together with past due interest. The purchase price was paid by approximately $201,000 in cash and the balance with notes in the principal amounts of approximately $377,000 to Mr. Petrocelli, $198,000 to Mr. Penner and the Arnold S. Penner Profit Sharing Plan, and $198,000 to an unrelated third party. The notes bear interest at the rate of 10% per annum beginning February 1, 1992. The note to Mr. Petrocelli matured and was paid in June, 1992. Portions of the remaining notes were paid in November, 1992 and the balance of those notes are due in February, 1995.

     During 1993 the Company advanced, in the aggregate, $3,411,833 to A.F. Petrocelli. These advances bore interest at varying rates of 1% and 2% over the Company's borrowing rate under its revolving credit facility. All amounts advanced have been repaid together with accrued interest thereon.

     In February, 1993, the Company participated in a $7,500,000 loan transaction secured by a second mortgage covering the leasehold estate on a prime hotel property in New York City. During 1993, $6,250,000 was advanced, including approximately $1,652,000 by the Company, and the balance by Arnold S. Penner ($1,666,667), Dennis S. Rosatelli ($40,000), Mason N. Carter ($25,000),
the Howard M. Lorber Irrevocable Trust ($500,000), the wife of A.F. Petrocelli ($200,000), entities or individuals related to a former Director and executive officer ($500,000), and certain unrelated parties ($1,666,333). In connection with this loan, a commitment fee in the net amount of $270,000 was prorated among the participants in relation to the principal amount advanced and committed to be advanced by each participant. The note bore interest at the rate of 15% per annum, and was repaid in full in December 1993. Howard M. Lorber disclaims beneficial ownership of the participation interest held by the Trustees of the Howard M. Lorber Irrevocable Trust and A.F. Petrocelli disclaims beneficial ownership of the participation interest held by his spouse.

     In June 1993 the Company advanced approximately $89,000 in connection with a $265,000 loan transaction secured by a first mortgage on a Brooklyn, New York property. The loan bears interest at 15% per annum, payable monthly, and matures in June 1994. Arnold Penner and an unrelated party also hold 1/3 interests in this loan.

     In April, 1994, the Company participated in a $5,000,000 loan transaction secured by a second mortgage covering a leasehold estate. To date, $5,000,000 has been advanced including approximately $2,253,000 by the Company and the balance by Beverly Petrocelli ($1,000,000), the Howard M. Lorber Irrevocable Trust ($500,000), Arnold S. Penner ($250,000), Dennis Rosatelli ($50,000), Mason
N. Carter ($30,000) and certain unrelated parties ($917,000). Howard M. Lorber disclaims beneficial ownershp of the participation interest held by the Trustees of the Howard M. Lorber Irrevocable Trust.

     The Company has Indemnity Agreements with each director and executive officer (individually each an "Indemnitee"), indemnifying each Indemnitee against the various legal risks and potential liabilities to which such individuals are subject due to their position with the Company, in order to induce and encourage highly experienced and capable persons such as the Indemnitees to continue to serve as executive officers and directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED CAPITAL CORP.



Dated:    April 26, 1994      By:  /s/ Dennis Rosatelli
                                   ----------------------------------------
                                   Dennis Rosatelli
                                   Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:    April 26, 1994      By:  A. F. Petrocelli*
          --------------           ------------------------------
                                   A. F. Petrocelli
                                   Chairman, President and
                                      Chief Executive Officer

Dated:    April 26, 1994      By:  Mason N. Carter*
          --------------           ------------------------------
                                   Mason N. Carter
                                   Director

Dated:    April 26, 1994      By:  Howard M. Lorber*
          --------------           ------------------------------
                                   Howard M. Lorber
                                   Director

Dated:    April 26, 1994      By:  Arnold S. Penner*
          --------------           ------------------------------
                                   Arnold S. Penner
                                   Director

Dated:    April 26, 1994      By:  /s/ Dennis S. Rosatelli
          --------------           ------------------------------
                                   Dennis S. Rosatelli
                                   Chief Financial Officer,
                                      Chief Accountant and
                                      Director


By:  /s/ Dennis Rosatelli
     -----------------------------
    *Dennis Rosatelli
     Attorney-in-Fact