Form 10-Q
period 1994-03-31
UNITED CAPITAL CORP /DE/
filed 1994-05-23
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1994
                              -----------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ----------------  ----------------

     Commission File Number:                 1-10104
                            ------------------------------------------


                         United Capital Corp.
- - ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              Delaware                                    04-2294493
- - ---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  111 Great Neck Road, Suite 401, Great Neck, New York           11021
- - ---------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


                             516-466-6464
- - ---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


                                  N/A
- - ---------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       [X] Yes    [ ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock, $.10 par value -- 6,081,561 shares outstanding as of May 16, 1994.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                                      INDEX


                                                                      PAGE
                                                                      ----
                          PART I FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as
                    of March 31, 1994 and December 31, 1993            3

                    Consolidated Statements of Income for
                    the Three Months Ended March 31, 1994 and
                    1993                                               4

                    Consolidated Statements of Cash Flows for
                    the Three Months Ended March 31, 1994 and
                    1993                                               5-6

                    Notes to Consolidated Financial Statements         7-12

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS      12-17



                           PART II  OTHER INFORMATION


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                   18

SIGNATURES                                                             18


                           UNITED CAPITAL CORP. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1994 AND DECEMBER 31, 1993
                                           (UNAUDITED)



ASSETS                                              1994                1993
- - ------                                          ------------        ------------
CURRENT ASSETS:
 Cash and cash equivalents                      $  1,999,972        $  3,749,301
 Marketable securities                             2,912,296           1,718,277
 Notes and accounts
  receivable, net                                 18,547,927          13,681,863
 Inventories                                      14,294,345           8,069,275
 Prepaid expenses and other
  current assets                                     979,033             634,056
 Deferred income taxes                               291,126             609,078
                                                ------------        ------------

     Total current assets                         39,024,699          28,461,850
                                                ------------        ------------


PROPERTY, PLANT AND
 EQUIPMENT, net                                   12,968,875           8,913,186



REAL PROPERTY HELD FOR
 RENTAL, net                                      73,077,235          74,392,684



NONCURRENT NOTES RECEIVABLE                          814,548             822,541



OTHER ASSETS                                      10,941,621           2,030,641


DEFERRED INCOME TAXES                                457,194             261,062
                                                ------------        ------------

    Total assets                             $137,284,172        $114,881,964
                                                ------------        ------------
                                                ------------        ------------


LIABILITIES AND
STOCKHOLDERS' EQUITY                                1994                1993
- - --------------------                            ------------        ------------
CURRENT LIABILITIES:
 Current maturities of
   long-term debt                               $  6,398,570        $  6,414,052
 Loans payable to banks                           11,155,000           1,895,000
 Accounts payable and
   accrued liabilities                            17,004,846          11,987,590
 Income taxes payable                              4,450,011           4,355,182
                                                ------------        ------------

    Total current
     liabilities                                  39,008,427          24,651,824


LONG-TERM LIABILITIES:
 Long-term debt                                   57,539,401          58,640,201
 Other long-term liabilities                       8,407,626           1,412,087
                                                ------------        ------------


    Total liabilities                            104,955,454          84,704,112
                                                ------------        ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock                                        609,026             606,326
 Additional paid-in capital                       15,009,959          14,921,406

 Retained earnings                                16,092,531          14,650,120
 Net unrealized gain (loss)
  on marketable securities,
  net of tax                                         617,202              -
                                                ------------        ------------

     Total stockholders'
      equity                                      32,328,718          30,177,852
                                                ------------        ------------

     Total liabilities and
      stockholders' equity                      $137,284,172        $114,881,964
                                                ------------        ------------
                                                ------------        ------------


             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THESE BALANCE SHEETS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                                 ------------------------------
                                                 March 31, 1994  March 31, 1993
                                                 --------------  --------------
REVENUES:
 Net sales                                         $15,642,662      $12,731,094
 Rental revenues from real estate
  operations                                         5,713,248        5,101,289
                                                   -----------      -----------
  Total revenues                                    21,355,910       17,832,383
                                                   -----------      -----------

COSTS AND EXPENSES:
 Cost of sales                                      11,354,597        8,801,733
 Real estate operations -
  Mortgage interest expense                          1,338,790        1,456,543
  Depreciation expense                               1,591,732        1,581,563
  Other operating expenses                           1,152,645        1,220,036
 General and administrative expenses                 1,879,227        2,185,399
 Selling expenses                                    1,796,264        1,268,033
                                                   -----------      -----------

  Total costs and expenses                          19,113,255       16,513,307
                                                   -----------      -----------

  Income from operations                             2,242,655        1,319,076
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
 Interest expense, net of
  dividend and interest income                        (211,740)        (174,683)
 Other income and expense, net                         496,496          486,263
                                                   -----------      -----------

  Total other income (expense)                         284,756          311,580
                                                   -----------      -----------

  Income before income taxes                         2,527,411        1,630,656

Provision for income taxes                           1,085,000          660,000
                                                   -----------      -----------

  Income before cumulative effect
    of change in accounting principle                1,442,411          970,656

Cumulative effect of change in
    accounting principle                                     -          702,000
                                                   -----------      -----------

  Net income                                       $ 1,442,411     $  1,672,656
                                                   -----------      -----------
                                                   -----------      -----------

Earnings per share:
  Income before cumulative effect
   of change in accounting principle                 $     .23        $     .16

  Cumulative effect of change in                             -              .11
   accounting principle
                                                   -----------      -----------

  Net income per common share                        $     .23        $     .27
                                                   -----------      -----------
                                                   -----------      -----------

Weighted average number of common
 shares outstanding                                  6,196,509        6,305,587
                                                   -----------      -----------
                                                   -----------      -----------

                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                   (UNAUDITED)



                                                          1994          1993
                                                     ------------   ------------
Cash Flows From Operating Activities:
 Net income                                          $  1,442,411   $  1,672,656
                                                     ------------   ------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization                          2,044,576      1,994,604
 Cumulative effect of change in accounting
  principle                                                     -       (702,000)
 Net realized and unrealized (gains)
  losses on marketable securities                               -       (285,789)
 Changes in assets and liabilities, net
  of effects from business acquisitions (A)            (1,327,449)      (794,943)
                                                     ------------   ------------

     Total adjustments                                    717,127        211,872
                                                     ------------   ------------

     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                              2,159,538      1,884,528
                                                     ------------   ------------

Cash Flows From Investing Activities:
 Purchase of marketable securities                       (258,866)      (137,683)
 Proceeds from sale of marketable securities                    -
 Acquisition of property, plant and
  equipment                                            (2,551,973)      (340,686)
 Cash paid in acquisition of operating
  business, net of cash acquired                       (2,673,000)             -
                                                     ------------   ------------


      NET CASH USED IN INVESTING ACTIVITIES            (5,483,839)      (478,369)
                                                     ------------   ------------


Cash Flows From Financing Activities:
 Principal payments on mortgage
  commitments, notes and loans                         (1,909,282)    (2,046,557)
 Net borrowings under lines of credit                   3,393,000      1,035,000
 Purchase of common shares                               (131,246)      (491,314)
 Proceeds from exercise of stock options                  222,500              -
                                                     ------------   ------------

     NET CASH USED IN FINANCING
      ACTIVITIES                                        1,574,972     (1,502,871)
                                                     ------------   ------------

Net decrease in cash and cash equivalents              (1,749,329)       (96,712)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              3,749,301      2,271,889
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,999,972   $  2,175,177
                                                     ------------   ------------
                                                     ------------   ------------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (CONTINUED)
                                   (UNAUDITED)



                                                         1994           1993
                                                     -----------    -----------
Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Period For:

     Interest                                        $ 1,580,194    $ 1,708,542
     Taxes                                             1,182,399        202,995
                                                     -----------    -----------
                                                     -----------    -----------
Supplemental Schedule of Noncash Investing
 and Financing Activities:

   Acquisition of operating business -
      Purchase price                                 $ 9,607,000         $    -
      Cash paid                                       (3,140,000)             -
                                                     -----------    -----------

   Assumption of Debt                                $ 6,467,000         $    -
                                                     -----------    -----------
                                                     -----------    -----------

  (A) Changes in assets and liabilities, net of effects from business acquisitions, for the three months ended March 31, 1994 and 1993 are as follows:

Decrease (increase) in notes and
  accounts receivable, net                        $   794,936     ($  123,331)
Increase in inventories                              (671,070)       (551,769)
Decrease (increase) in prepaid
  expenses and other current assets                  (192,977)        283,757
Increase in deferred income taxes                    (196,132)     (1,465,049)
Decrease (increase) in real property
 held for rental, net                                (349,843)         10,207
Decrease (increase) in noncurrent notes
  receivable                                            7,993           3,018
Decrease (increase) in other assets                (6,922,980)       (271,560)
Increase (decrease) in accounts payable
  and accrued liabilities                            (887,744)          1,358
Increase in income taxes payable                       94,829         892,302
Increase in other
  long-term liabilities                             6,995,539         426,124
                                                  -----------    ------------

     Total                                       ($ 1,327,449)   ($   794,943)
                                                  -----------    ------------
                                                  -----------    ------------


                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

     All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1993 the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In prior years, the Registrant accounted for income taxes using Accounting Principles Board Opinion No. 11. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

     Under the provisions of SFAS 109, the Registrant has elected not to restate prior years' consolidated financial statements. The cumulative effect of this accounting change on years prior to 1993 resulted in a benefit of $702,000, or $.11 per share which was recorded in the 1993 first quarter results.

     The cumulative benefit recorded by the Registrant primarily arises from basis differences of real properties held for rental for financial statement and income tax purposes. Based upon the Registrant's historical and projected levels of pre-tax income, management believes it is more likely than not that the Registrant will realize such benefits in the future and accordingly no valuation reserve has been recorded.


     The components of the net deferred tax asset (liability) at March 31, 1994 are as follows:


     Realization allowances related to marketable
       securities, accounts receivable and
       inventories                                          $  115,247
     Basis differences relating to real
      property held for rental                               1,446,670
     Accrued expenses, deductible when paid                  1,496,393
     Deferred revenue and profit (for
       tax purposes)                                          (247,422)
     Basis differences relating to certain
       investments obtained in the BMG merger               (1,642,060)
     Property, plant & equipment                              (199,685)
     Pensions                                                 (199,465)
     Other, net                                                (21,358)
                                                            -----------
     Net deferred tax asset                                    748,320

     Current portion                                           291,126
                                                            -----------

     Noncurrent portion                                      $ 457,194
                                                            -----------
                                                            -----------


BUSINESS ACQUISITIONS

     On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile") for approximately $9.6 million. Kentile, Inc. is expected to generate approximately $40 million in revenues during calendar 1994. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash including a portion paid to obtain clear title to Kentile's Chicago manufacturing facility.

     The $3.1 million cash payment includes $775,000 that was advanced to Kentile by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994. The proceeds from this sale were used by Kentile to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

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

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):


     Current Assets                                           $ 11,834
     Current Liabilities                                        (5,905)
     Property, plant & equipment                                 1,883
     Non-current assets                                          1,988
     Long-term liabilities                                        (193)
                                                              ---------
       Allocated purchase price                                $ 9,607
                                                              ---------
                                                              ---------

     The results of operations of Kentile have been included in the accompanying consolidated statements of income from the date of acquisition.

     The following unaudited pro-forma consolidated results of operations of the Registrant for the three months ended March 31, 1994 and 1993, assume that the acquisition of Kentile had occurred at the beginning of each period presented. In addition to combining historical results of operations of the two companies, the pro-forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.

                    UNAUDITED PRO-FORMA RESULTS OF OPERATIONS


                                                  Three Months Ended
                                                        March 31,
(In thousands except per
share amounts)                                        1994        1993
                                                  ----------    --------
     Revenues                                     $   28,420    $ 31,347
                                                  ----------    --------
                                                  ----------    --------
     Net Income                                   $      560    $  1,557
                                                  ----------    --------
                                                  ----------    --------
     Net Income Per Common                        $      .09    $    .25
       Share
                                                  ----------    --------
                                                  ----------    --------

     The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisition of Kentile been consummated at the beginning of the periods presented or of future operations of the combined companies.

     In a separate transaction, the Registrant acquired the underlying mortgage secured by Kentile's manufacturing facilities for $3,000,000. One such facility is not currently being utilized in Kentile's operations. This note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. Due to the uncertainty of collection of this note the Registrant has accounted for this mortgage as an in-substance foreclosure and accordingly recorded the purchase price as property, plant and equipment in the accompanying consolidated balance sheet.

MARKETABLE SECURITIES

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

     The Registrant adopted SFAS 115 effective January 1, 1994. The application of this new principle has resulted in an increase in the Registrant's stockholders' equity of approximately $617,000 on a net of tax basis at March 31, 1994 . This change in accounting principle is not expected to have a material effect upon the consolidated financial results of the Registrant given the current market value and cost basis of securities available for sale.

     At March 31, 1994 and December 31, 1993 the aggregate market value of marketable securities which are all available for sale exceeded their aggregate cost by approximately $935,000 and $578,000, respectively.

CONTINGENCIES

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

      In the opinion of management, these matters will be resolved favorably and such amounts, if any, not recovered under the Registrant's insurance policies will be paid gradually over a period of years and, accordingly, should not have a material adverse effect upon the business, liquidity or financial position of the Registrant. However, adverse decisions or events, particularly as to the merits of the Registrant's factual and legal basis could cause the Registrant to change it's estimate of liability with respect to such matters in the future.

      Effective January 1, 1994 the Registrant has adopted the provisions of Staff Accounting Bulletin 92 by recording the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of other assets in the Registrant's consolidated financial statements.

      The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

COMMON STOCK

      During the first three months of 1994, the Registrant purchased and retired 13,500 shares of its common stock at a cost of $131,246. During the same period in 1993, 111,304 shares were purchased and retired at a cost of $491,314.

Authorized Capital and Treasury Stock

      At the June 8, 1993 Annual Meeting of Stockholders, stockholders voted to amend the Registrant's Certificate of Incorporation to reduce the authorized capital of the Registrant to 7,500,000 shares of $.10 par value common stock.

Earnings Per Share

      Earnings per share computations for each quarterly period presented are based on the weighted average number of common shares and dilative common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Earnings per share data is neither restated nor adjusted currently to obtain quarterly amounts which equal the amount computed for the year-to-date.

RECLASSIFICATIONS

      Certain amounts have been reclassified in the prior year financial statements to present them on a basis consistent with the current year.



  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1994 AND 1993

      Revenues for the three-month period ended March 31, 1994 were $21,356,000, a $3,524,000 increase from comparable 1993 revenues. Net income for the period was $1,442,000 or $.23 per share as compared to net income of $1,673,000 or $.27 per share for the same period in 1993. Earnings before cumulative effect of change in accounting principle for the first three months of 1994 were $.23 per share as compared to $.16 per share for the same period in 1993.

      REAL ESTATE OPERATIONS

      Rental revenues from real estate operations increased $612,000 or 12% for the three-month period ended March 31, 1994 versus such revenues for the comparable 1993 period. This increase is primarily the result of additional revenues generated from the renewal of existing leases at higher rates.

      Mortgage interest expense decreased $118,000 during the quarter ended March 31, 1994 as compared to such expense in the corresponding 1993 period. This represents a 8% decrease which is the result of continuing mortgage amortization.

      Depreciation expense associated with rental properties was virtually unchanged during the three-month period just ended as compared to such expense for the same period in 1993.

      Operating expenses associated with the management of real estate properties decreased $67,000 for the three-month period ended March 31, 1994 versus that of the same period in 1993. The timing of certain maintenance costs in the current quarter and prior year account for this decrease.

      ANTENNA SYSTEMS

      The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc.

      The operating results of the antenna systems segment for the three-month period ended March 31, 1994 and 1993 are as follows:


                                                  Three Months
                                                 Ended March 31,
   (In thousands)                                1994        1993
                                               -------     -------
Net Sales                                      $ 5,304     $ 5,442
                                               -------     -------
                                               -------     -------
Cost of Sales                                  $ 3,787     $ 3,482
                                               -------     -------
                                               -------     -------

Selling, General and
 Administrative Expenses                       $ 1,264     $ 1,436
                                               -------     -------
                                               -------     -------

Income from Operations                         $   253     $   524
                                               -------     -------
                                               -------     -------

      Net sales of the antenna systems segment decreased $138,000 or 3% during the first quarter of 1994 versus such sales generated during the comparable 1993 period. Reduction in military, as well as commercial sales continue to seriously effect the Registrant's antenna systems segment.

      Cost of sales as a percentage of net sales for the antenna systems segment increased 7.4% during the first quarter of 1994 as compared to that of the same period in 1993. This increase is the result of changes in the mix of products sold and from incurring additional manufacturing costs of certain D&M/CHU products that are now being manufactured at Dorne & Margolin. This is not expected to continue in the future as experience is gained in the production of these products.

      Selling, general and administrative expenses of the antenna systems segment decreased $172,000 for the quarter as compared to such expenses in the corresponding period of 1993. This decrease is the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations.


      ENGINEERED PRODUCTS

      The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc.


      The operating results of the engineered products segment for the three-month period ended March 31, 1994 and 1993 are as follows:


                                                    Three Months
                                                  Ended March 31,
   (In thousands)                               1994         1993
                                              -------      -------

Net Sales                                     $ 8,453      $ 7,289
                                              -------      -------
                                              -------      -------
Cost of Sales                                 $ 6,215      $ 5,320
                                              -------      -------
                                              -------      -------

Selling, General and
 Administrative Expenses                      $ 1,355      $ 1,399
                                              -------      -------
                                              -------      -------

Income from Operations                        $   883      $   570
                                              -------      -------
                                              -------      -------


Net sales generated by the engineered products segment increased $1,164,000 for the three-month period ended March 31, 1994 as compared to net sales generated during the comparable 1993 period. This increase is the result of higher automotive related sales at Metex' Technical Products Division and is offset by slightly lower sales generated by AFP Transformers. The additional sales generated by Metex is primarily a result of increased demand for the company's air bag components.

      Cost of sales as a percentage of net sales increased by less than 1% for the quarter ended March 31, 1994 versus that of the corresponding period in 1993.

      Selling, general and administrative expenses of the engineered products segment decreased $44,000 or 3% for the quarter and ended March 31, 1994 versus the corresponding 1993 period. This decrease primarily results non-recurring SG&A costs of AFP Transformers incurred in 1993 in connection with the relocation of such operations from Massachusetts to New Jersey.

      RESILIENT VINYL FLOORING

      The Registrant's resilient vinyl flooring segment, which is now known as Kentile, Inc. was acquired on March 14, 1994 through the acquisition of substantially all of the operating assets of Kentile Floors, Inc. The operations of Kentile, Inc. have been included here and in the accompanying consolidated statements of income since the acquisition date, as outlined below.


                                                  Three Months
                                              Ended March 31, 1994
                                              --------------------
Net Sales                                            $1,886
                                                     ------
                                                     ------

Cost of Sales                                        $1,352
                                                     ------
                                                     ------

Selling, General and
Administrative Expenses                              $  478
                                                     ------
                                                     ------

Income from operations                               $   56
                                                     ------
                                                     ------

See Notes to Consolidated Financial Statements for a further explanation of the acquisition and pro-forma financial information.



      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses not associated with the manufacturing operations decreased by $40,000 for the three-month period ended March 31, 1994 versus that of the same period in 1993. This decrease in general and administrative expenses is primarily the result of lower professional fees incurred in the current year period.

OTHER INCOME AND EXPENSE

      The components of other income and expense in the accompanying consolidated statements of income for the three-month period ended March 31, 1994 and 1993 are as follows:


                                                    Three Months
                                                   Ended March 31,
                                               1994          1993
                                            ---------     ---------
Gain on sales of real
 estate assets                              $ 286,496     $ 158,298

Net realized and
 unrealized gains (losses)
 on marketable securities                        -          285,789

Income from equity
 investments                                   35,000         3,676

Other                                         175,000        38,500
                                            ---------     ---------
                                            $ 496,496     $ 486,263
                                            ---------     ---------
                                            ---------     ---------

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1994, the Registrant's cash resources exceeded business requirements with current assets exceeding current liabilities by approximately $16,272.

      In addition, the Registrant has an unsecured line of credit with a bank which provides for borrowings up to $7,000,000 at the bank's prime lending rate. At March 31, 1994, $4,000,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

On March 14, 1994, the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile for approximately $9.6 million. Kentile is expected to generate approximately $40 million in revenues during calendar 1994. See Notes to Consolidated Financial Statements.

      The Registrant has received approval for the State of Illinois and State of New York for Industrial Development Bonds in the amount of $10 million and $3 million, respectively. The Illinois bonds will help finance the purchase of capital equipment in connection with the purchase and continuing improvements to the operations of Kentile and will result in the transition of approximately $4 million of current loans payable at March 31, 1994 to long-term debt. The New York bonds will help to finance the expansion of the Dorne & Margolin facility in connection with the relocation of the D&M/CHU operations to Bohemia, New York. The Registrant expects to receive the proceeds from these bonds during the third quarter of 1994.

The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Registrant. See notes to Consolidated Financial Statements.

The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from ongoing operations and additional borrowings. The primary source of capital to fund additional real estate acquisitions will come from the sale, financing and refinancing of the Registrant's properties and from the third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS


Total revenues for the three months ended March 31, 1994 were $21,356,000, an increase of $3,524,000 over the comparable 1993 period. This increase is the result of $1,886,000 in revenues from the operations of Kentile, Inc. which was acquired in March 1994 and from improved results in the Registrant's real estate and engineered products businesses offset by slightly lower sales from the antenna systems segment.

The acquisition of Kentile, Inc. will make a significant contribution to sales during the remainder of 1994 with projections of $40 million in revenues on an annualized basis. Marginal income contributions are expected from Kentile, Inc. during 1994 as many aspects of Kentile's transition are being implemented and changes begin to take shape.

The Registrant's engineered products segment continues to reflect growth in sales of air bag components and automotive sales which has resulted in an increase of $1,164,000 in revenues during the first quarter of 1994 versus comparable 1993 results. With continued increases in U.S. automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue.

The Registrant's antenna systems results reflect marginally lower revenues during the first quarter of 1994 than during the comparable 1993 period. Although U.S. military spending still remains low, the decrease in spending appears to have leveled off. In addition, concentrated efforts to increase sales have been implemented and are reflected in the 1994 results.

The improved results in the Registrant's real estate operations reflect the renewal of existing leases at higher rents and improved results from the Registrant's hotel properties. These results can be expected to continue in the future as older leases are renewed with current market rates.

      Although there can be no assurances as to how the events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION





ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(A)         Exhibits  -  None

(B) Reports on Form 8-K. The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on March 28, 1994 in response to Item 2. Acquisition or
            Disposition of Assets.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                UNITED CAPITAL CORP.
                                -------------------------------------
                                Registrant







                                /s/ Dennis S. Rosatelli
DATE:  May 23, 1994
                                -------------------------------------
                                Dennis S. Rosatelli, Vice President, Chief
                                Financial Officer & Secretary of the
                                Registrant