Form 10-Q
period 1994-06-30
UNITED CAPITAL CORP /DE/
filed 1994-08-15
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1994
                              ----------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ----------------  ----------------

     Commission File Number:                 1-10104
                            ------------------------------------------


                         United Capital Corp.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    04-2294493
- - - --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  111 Great Neck Road, Suite 401, Great Neck, New York           11021
- - - --------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


                             516-466-6464
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                  N/A
- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

          Common stock, $.10 par value -- 6,068,366 shares outstanding as of August 5, 1994.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                                      INDEX


                                                                       PAGE
                                                                       ----

                          PART I FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as
                    of June 30, 1994 and December 31, 1993               3

                    Consolidated Statements of Income for
                    the Three Months Ended June 30, 1994 and
                    1993                                                 4

                    Consolidated Statements of Income for the
                    Six Months ended June 30, 1994 and 1993              5

                    Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 1994 and
                    1993                                               6-7

                    Notes to Consolidated Financial Statements        8-13

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    13-19



                           PART II  OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                          19-20

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                    21

SIGNATURES                                                              21


                   UNITED CAPITAL CORP. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1994 AND DECEMBER 31, 1993
                                (UNAUDITED)



ASSETS                             1994               1993
                             --------------    ---------------
CURRENT ASSETS:
 Cash and cash equivalents    $   2,692,957       $  3,749,301
 Marketable securities            2,034,000          1,718,277
 Notes and accounts
  receivable, net                23,515,094         13,681,863
 Inventories                     13,463,499          8,069,275
 Prepaid expenses and other
  current assets                  1,203,242            634,056
 Deferred income taxes              206,456            609,078
                             --------------    ---------------

     Total current assets        43,115,248         28,461,850
                             --------------    ---------------


PROPERTY, PLANT AND
 EQUIPMENT, net                  13,274,062          8,913,186



REAL PROPERTY HELD FOR
 RENTAL, net                     72,584,845         74,392,684



NONCURRENT NOTES RECEIVABLE         809,911            822,541



OTHER ASSETS                     10,184,779          2,030,641


DEFERRED INCOME TAXES               681,475            261,062

                             --------------    ---------------
     Total assets              $140,650,320       $114,881,964
                             --------------    ---------------
                             --------------    ---------------


LIABILITIES AND
STOCKHOLDERS' EQUITY               1994               1993
- - - --------------------         --------------    ---------------
CURRENT LIABILITIES:
 Current maturities of
   long-term debt              $  6,650,074       $  6,414,052
 Loans payable to banks          14,816,000          1,895,000
 Accounts payable and
   accrued liabilities           17,701,741         11,987,590
 Income taxes payable             5,460,733          4,355,182
                             --------------    ---------------

    Total current
     liabilities                 44,628,548         24,651,824


LONG-TERM LIABILITIES:
 Long-term debt                  54,319,984         58,640,201
 Other long-term liabilities      8,400,191          1,412,087
                             --------------    ---------------

    Total liabilities           107,348,723         84,704,112
                             --------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock                       602,145            606,326
 Additional paid-in capital      14,414,955         14,921,406
 Retained earnings               17,502,938         14,650,120
 Net unrealized gain (loss)
  on marketable securities,
  net of tax                        781,559             -
                             --------------    ---------------
     Total stockholders'
      equity                     33,301,597         30,177,852
                             --------------    ---------------
     Total liabilities and
      stockholders' equity     $140,650,320       $114,881,964
                             --------------    ---------------
                             --------------    ---------------


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ARE AN INTEGRAL PART OF THESE BALANCE SHEETS


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended
                                                 -----------------------------
                                                 June 30, 1994   June 30, 1993
                                                 -------------   -------------
REVENUES:
 Net sales                                        $24,703,889     $12,232,406
  Rental revenues from real estate
   operations                                       5,357,522       4,962,039
                                                 ------------    ------------
  Total revenues                                   30,061,411      17,194,445
                                                 ------------    ------------
COSTS AND EXPENSES:
 Cost of sales                                     18,623,117       8,712,362
 Real estate operations -
  Mortgage interest expense                         1,188,727       1,287,890
  Depreciation expense                              1,591,812       1,579,705
  Other operating expenses                          1,275,003       1,276,104
 General and administrative expenses                2,404,705       2,125,417
 Selling expenses                                   3,101,403       1,206,219
                                                 ------------    ------------
  Total costs and expenses                         28,184,767      16,187,697
                                                 ------------    ------------
  Income from operations                            1,876,644       1,006,748
                                                 ------------    ------------
OTHER INCOME (EXPENSE):
 Interest expense, net of
  dividend and interest income                       (249,211)       (147,309)
 Other income and expense, net                        762,974       1,168,543
                                                 ------------    ------------
  Total other income (expense)                        513,763       1,021,234
                                                 ------------    ------------
  Income before income taxes                        2,390,407       2,027,982

Provision for income taxes                            980,000         800,000
                                                 ------------    ------------
  Net Income                                      $ 1,410,407     $ 1,227,982
                                                 ------------    ------------
                                                 ------------    ------------

Earnings per share:

  Net income per common share                     $       .23     $       .20
                                                 ------------    ------------
                                                 ------------    ------------
Weighted average number of common
 shares outstanding                                 6,212,540       6,285,210
                                                 ------------    ------------
                                                 ------------    ------------


                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Six Months Ended
                                                 -----------------------------
                                                 June 30, 1994   June 30, 1993
                                                 -------------   -------------
REVENUES:
 Net sales                                        $40,346,551     $24,963,500
 Rental revenues from real estate
  operations                                       11,070,770      10,063,328
                                                 ------------    ------------
  Total revenues                                   51,417,321      35,026,828
                                                 ------------    ------------
COSTS AND EXPENSES:
 Cost of sales                                     29,977,714      17,514,095
 Real estate operations -
  Mortgage interest expense                         2,527,517       2,744,433
  Depreciation expense                              3,183,544       3,161,268
  Other operating expenses                          2,427,648       2,496,140
 General and administrative expenses                4,283,932       4,310,816
 Selling expenses                                   4,897,667       2,474,252
                                                 ------------    ------------
  Total costs and expenses                         47,298,022      32,701,004
                                                 ------------    ------------
  Income from operations                            4,119,299       2,325,824
                                                 ------------    ------------
OTHER INCOME (EXPENSE):
 Interest expense, net of
  dividend and interest income                       (460,951)       (321,992)
 Other income and expense, net                      1,259,470       1,654,806
                                                 ------------    ------------
  Total other income (expense)                        798,519       1,332,814
                                                 ------------    ------------
  Income before income taxes                        4,917,818       3,658,638

Provision for income taxes                          2,065,000       1,460,000
                                                 ------------    ------------
  Income before cumulative effect
    of change in accounting principle               2,852,818       2,198,638

Cumulative effect of change in
    accounting principle                                -             702,000
                                                 ------------    ------------
  Net Income                                      $ 2,852,818     $ 2,900,638
                                                 ------------    ------------
                                                 ------------    ------------

Earnings per share:
  Income before cumulative effect
    of change in accounting principle             $       .46    $        .35

  Cumulative effect of change in
   accounting principle                                 -                 .11
                                                 ------------    ------------
  Net income per common share                     $       .46     $       .46
                                                 ------------    ------------
                                                 ------------    ------------
Weighted average number of common
 shares outstanding                                 6,199,225       6,288,571
                                                 ------------    ------------
                                                 ------------    ------------


                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (UNAUDITED)


                                                      1994            1993
                                                 ------------    ------------
Cash Flows From Operating Activities:
 Net income                                        $2,852,818      $2,900,638
                                                 ------------    ------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization                      4,122,794       3,957,334
 Cumulative effect of change in accounting
  principle                                             -            (702,000)
 Net realized and unrealized (gains)
  losses on marketable securities                       -            (743,637)
 Changes in assets and liabilities, net
  of effects from business acquisitions (A)        (4,713,229)       (541,235)
                                                 ------------    ------------
     Total adjustments                               (590,435)      1,970,462
                                                 ------------    ------------
     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                          2,262,383       4,871,100
                                                 ------------    ------------

Cash Flows From Investing Activities:
 Purchase of marketable securities                   (411,892)       (174,703)
 Proceeds from sale of marketable securities        1,280,350           -
 Acquisition of property, plant and
  equipment                                        (3,180,358)       (608,588)
 Cash paid in acquisition of operating
  business, net of cash acquired                   (2,673,000)          -
                                                 ------------    ------------

      NET CASH USED IN INVESTING ACTIVITIES        (4,984,900)       (783,291)
                                                 ------------    ------------

Cash Flows From Financing Activities:
 Principal payments on mortgage
  commitments, notes and loans                     (4,877,195)     (4,071,848)
 Net borrowings under lines of credit               7,054,000       1,035,000
 Purchase of common shares                           (870,632)     (1,674,600)
 Proceeds from exercise of stock options              360,000           -
                                                 ------------    ------------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          1,666,173      (4,711,448)
                                                 ------------    ------------
Net decrease in cash and cash equivalents          (1,056,344)       (623,639)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          3,749,301       2,271,889
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $2,692,957      $1,648,250
                                                 ------------    ------------
                                                 ------------    ------------


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993 (CONTINUED)
                                   (UNAUDITED)


                                                      1994            1993
                                                 ------------    ------------
Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Period For:
     Interest                                      $3,147,922      $3,229,574
     Taxes                                          1,329,951         475,797
                                                 ------------    ------------
                                                 ------------    ------------
Supplemental Schedule of Noncash Investing
 and Financing Activities:

   See Notes to Consolidated Financial
    Statements - "Business Acquisitions"



     (A) Changes in assets and liabilities, net of effects from business acquisitions, for the six months ended June 30, 1994 and 1993 are as follows:

Increase in notes and
  accounts receivable, net                        ($3,246,231)    ($  959,887)
Decrease (increase) in inventories                    159,776        (675,565)
Decrease (increase) in prepaid
  expenses and other current assets                  (504,449)        224,168
Increase in deferred income taxes                    (420,413)     (1,491,791)
Decrease (increase) in real property
 held for rental, net                              (1,525,210)        324,185
Decrease in noncurrent notes
  receivable                                           12,630           6,025
Increase in other assets                           (6,592,138)       (222,592)
Increase (decrease) in accounts payable
  and accrued liabilities                            (690,849)        413,535
Increase in income taxes payable                    1,105,551       1,418,138
Increase in other
  long-term liabilities                             6,988,104         422,549
                                                 ------------    ------------
     Total                                        ($4,713,229)    ($  541,235)
                                                 ------------    ------------
                                                 ------------    ------------


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

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

     All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


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

     The components of the net deferred tax asset (liability) at June 30, 1994 are as follows:


               Realization allowances related to
                 accounts receivable and inventories        $  433,199
               Net unrealized (gain) loss on
                 marketable securities                        (402,622)
               Basis differences relating to real
                property held for rental                     1,670,951
               Accrued expenses, deductible when paid        1,496,393
               Deferred revenue and profit (for
                 tax purposes)                                (247,422)
               Basis differences relating to certain
                 investments obtained in the BMG merger     (1,642,060)
               Property, plant & equipment                    (199,685)
               Pensions                                       (199,465)
               Other, net                                      (21,358)
                                                            ----------
               Net deferred tax asset                          887,931

               Current portion                                 206,456
                                                            ----------
               Noncurrent portion                           $  681,475
                                                            ----------
                                                            ----------


BUSINESS ACQUISITIONS


     On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile") for approximately $9.6 million. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash.

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

     In November 1992, Kentile filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent thereto, the Registrant acquired a one-third equity interest in Kentile together with an option to purchase an additional equity interest in the future. In consideration for this interest and option in Kentile, the Registrant provided a $2 million letter of credit to partially guarantee borrowings under Kentile's asset-based lending agreement. The letter of credit arrangement was made pursuant to Bankruptcy Court approval on a priority basis. In light of the uncertain outcome of Kentile's bankruptcy proceedings, no value was assigned to the equity interest acquired by the Registrant.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):


     Current Assets                                            $12,760
     Current Liabilities                                        (6,444)
     Property, plant & equipment                                 1,883
     Non-current assets                                          1,562
     Long-term liabilities                                        (154)
                                                            ----------
       Allocated purchase price                                $ 9,607
                                                            ----------
                                                            ----------


     The results of operations of Kentile have been included in the accompanying consolidated statements of income from the date of acquisition.

     The following unaudited pro-forma consolidated results of operations of the Registrant for the six months ended June 30, 1994 and 1993, assume that the acquisition of Kentile had occurred at the beginning of each period presented. In addition to combining historical results of operations of the two companies, the pro-forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.


                    UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

                                                    Six Months Ended
                                                         June 30,
               (In thousands except per
               share amounts)                       1994          1993
                                                  -------       -------
               Revenues                           $58,481       $60,715
                                                  -------       -------
                                                  -------       -------
               Net Income                         $ 1,971       $ 2,943
                                                  -------       -------
                                                  -------       -------
               Net Income Per Common              $   .32       $   .47
                 Share                            -------       -------
                                                  -------       -------


     The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisition of Kentile been consummated at the beginning of the periods presented or of future operations of the combined companies.


     In February 1994, in a separate transaction, the Registrant acquired the underlying mortgage secured by Kentile's South

Plainfield facility for $2,250,000. This note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. Due to the uncertainty of collection of this note the Registrant has accounted for this mortgage as an in-substance foreclosure and accordingly recorded the purchase price as property, plant and equipment in the accompanying consolidated balance sheet.

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

     The Registrant adopted SFAS 115 effective January 1, 1994. The application of this new principle has resulted in an increase in the Registrant's stockholders' equity of approximately $782,000 on a net of tax basis at June 30, 1994. This change in accounting principle is not expected to have a material effect upon the consolidated financial results of the Registrant given the current market value and cost basis of securities available for sale.

     At June 30, 1994 and December 31, 1993 the aggregate market value of marketable securities which are all available for sale exceeded their aggregate cost by approximately $1,184,000 and $578,000, respectively.

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

COMMON STOCK

     During the first six months of 1994, the Registrant purchased and retired 107,316 shares of its common stock at a cost of $870,632. In addition, during this period 65,500 shares of the Registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1993, 270,304 shares of the Registrant's common stock were purchased and retired at a cost of $1,674,600. There were no options exercised during the same 1993 period.

AUTHORIZED CAPITAL

     At the 1993 Annual Meeting of Stockholders, stockholders voted to amend the Registrant's Certificate of Incorporation to reduce the authorized capital of the Registrant to 7,500,000 shares of $.10 par value common stock.

EARNINGS PER SHARE

     Earnings per share computations for each quarterly period presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Earnings per share data is neither restated nor adjusted currently to obtain quarterly amounts which equal the amount computed for the year-to-date.

RECLASSIFICATIONS

     Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1994 and 1993

     Revenues for the six-month period ended June 30, 1994 were $51,417,000, a $16,390,000 increase from comparable 1993 revenues. Net income for the period was $2,853,000 or $.46 per share as compared to net income of $2,901,000 or $.46 per share for the same period in 1993. Earnings before cumulative effect of change in accounting principle for the first six months of 1994 were $.46 per share as compared to $.35 per share for the same period in 1993.

     Revenues for the three-month period ended June 30, 1994 were $30,061,000, an increase of $12,866,000 from revenues in the comparable 1993 period. Net income for the second quarter of 1994 was $1,410,000 or $.23 per share as compared to $1,228,000 or $.20 per share during the comparable 1993 period.


REAL ESTATE OPERATIONS

     Rental revenues from real estate operations increased $395,000 and $1,007,000, respectively for the three- and six-month periods ended June 30, 1994, as compared to such revenues in the comparable periods of 1993. These increases are primarily the result of additional revenues generated from the renewal of existing leases at higher rents.

     Mortgage interest expense decreased $99,000 during the current quarter and $217,000 during the six-month period ended June 30, 1994, versus such expense of the corresponding periods in 1993. These decreases of approximately 8% each, are due to continuing mortgage amortization resulting from the repayment of approximately $5 million in mortgage indebtedness during the last 12 months.

     Depreciation expense associated with rental properties was virtually unchanged during the three- and six-month periods ended June 30, 1994, as compared to such costs during the corresponding periods of 1993.

     Operating expenses associated with the management of real estate properties decreased approximately $68,000 or 3% for the six-month period ended June 30, 1994, versus the comparable period in 1993. The timing of certain maintenance costs in the current and prior year periods account for this decrease. During the current quarter, such expenses were virtually unchanged from the same period a year ago.

ANTENNA SYSTEMS

     The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc.

     The operating results of the antenna systems segment for the three and six month periods ended June 30, 1994 and 1993 are as follows:


                                         Three Months         Six Months
                                        Ended June 30,       Ended June 30,
(In thousands)                          1994      1993      1994      1993
                                      -------   -------   -------   -------
Net Sales                             $5,769    $ 5,415   $11,073   $10,857
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Cost of Sales                         $4,168    $ 3,587   $ 7,955   $ 7,069
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Selling, General and
 Administrative Expenses              $ 1,366   $ 1,356   $ 2,630   $ 2,792
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Income from Operations                $  235    $   472   $   488   $   996
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

     Net sales of the antenna systems segment increased $354,000 or 7% during the second quarter of 1994 and $216,000 or 2% for the six-month period ended June 30, 1994, versus such sales generated during the respective 1993 periods. Increased marketing efforts and improved order input generate these increases.

     Cost of sales as a percentage of net sales increased from the prior year by 6% and 7%, respectively for the three- and six-month periods just ended. These increases are the result of changes in the mix of products sold and from incurring additional manufacturing costs of certain D&M/Chu products that are now being manufactured at Dorne & Margolin. This is not expected to continue in the future as experience is gained in the production of these products.

     Selling, general and administrative costs of the antenna systems segment decreased by approximately $162,000 during the first half of 1994 as compared to such costs of the comparable 1993 period. This decrease is the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations. SG&A costs of the current quarter were virtually unchanged from that of the corresponding period in 1993.

ENGINEERED PRODUCTS

     The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc.

     The operating results of the engineered products segment for the three and six month periods ended June 30, 1994 and 1993 are as follows:

                                         Three Months         Six Months
                                        Ended June 30,       Ended June 30,
(In thousands)                          1994      1993      1994       1993
                                      -------   -------   -------   -------
Net Sales                              $8,798    $6,817   $17,251   $14,106
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Cost of Sales                          $6,664    $5,125   $12,879   $10,445
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Selling, General and
 Administrative Expenses               $1,369    $1,237   $ 2,724   $ 2,636
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------
Income from Operations                 $  765    $  455   $ 1,648   $ 1,025
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

     Net sales of the engineered products segment increased $3,145,000 and $1,981,000, respectively, for the year-to-date and three-month periods ended June 30, 1994, versus such results of the corresponding prior year periods. These increases are the result of higher automotive related sales at Metex' Technical Products Division and are offset by slightly lower sales generated by AFP Transformers. The additional sales generated by Metex are primarily the result of increased demand for the company's air bag components.

     Cost of sales as a percentage of net sales increased by less than 1% in each of the three- and six-month periods ended June 30, 1994, as compared to the respective periods in 1993.

     Selling, general and administrative expenses of the engineered products segment increased by $132,000 and $88,000, respectively, during the quarter and year-to-date periods just ended versus such costs of the comparable 1993 periods. These increases are primarily the result of additional selling costs associated with the increased sales volumes noted above.

RESILIENT VINYL FLOORING

     The Registrant's resilient vinyl flooring segment, which is now known as Kentile, Inc. ("Kentile"), was acquired on March 14, 1994 through the acquisition of substantially all of the operating assets of Kentile Floors, Inc. The operations of Kentile have been included here and in the accompanying consolidated statements of income since the acquisition date, as outlined below.

                                    Three Months            Six Months
                                Ended June 30, 1994     Ended June 30,1994
                                -------------------     ------------------
Net Sales                             $10,136                $12,022
                                      -------                -------
                                      -------                -------
Cost of Sales                         $ 7,792                $ 9,144
                                      -------                -------
                                      -------                -------
Selling, General and
Administrative Expenses               $ 2,249                $ 2,727
                                      -------                -------
                                      -------                -------
Income from operations                $    95                $   151
                                      -------                -------
                                      -------                -------

See Notes to Consolidated Financial Statements for a further explanation of the acquisition and pro-forma financial information.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses not associated with the manufacturing operations decreased by $216,000 for the three-month period ended June 30, 1994 versus that of the same period in 1993. On a year-to-date basis such costs decreased $256,000 from the comparable 1993 period. These decreases in general and administrative expenses are the result of lower salaries and professional fees incurred in the current year periods.

OTHER INCOME AND EXPENSE

     The components of other income and expense in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1994 and 1993 are as follows:

                                  Three Months                 Six Months
                                 Ended June 30,               Ended June 30,
(In thousands)               1994          1993           1994           1993
                            ------        ------         ------         ------
Gain on sales
 of real estate
 assets                    $787,924     $  247,018     $1,074,420     $  405,316

Net realized and
 unrealized gains
 (losses) on
 marketable
 securities                 (29,926)       457,848        (29,926)       743,637

Income from equity
 investments                  3,676        463,677         38,676        467,353

Other                         1,300          -            176,300         38,500
                            -------      ---------      ---------      ---------

                           $762,974     $1,168,543     $1,259,470     $1,654,806
                            -------      ---------      ---------      ---------
                            -------      ---------      ---------      ---------


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994 the Registrant's current liabilities exceeded current assets by approximately $1,500,000. The change in working capital since December 31, 1993 has resulted from financing the purchase of long-term assets utilizing short-term borrowings primarily in connection with the acquisition of Kentile. The Company intends to replace these short-term borrowings with long-term financing by December 31, 1994. The Registrant has received approval from the State of Illinois and State of New York for Industrial Development Bonds in the amounts of $10 million and $3 million, respectively. The Illinois bonds will help finance the purchase of capital equipment in connection with the purchase and continuing improvements to the operations of Kentile and will result in the transition of approximately $4 million of current loans payable at June 30, 1994 to long-term debt, as discussed above. The New York bonds will help to finance the expansion of the Dorne & Margolin facility in connection with the relocation of the D&M/Chu operations to Bohemia, New York. The Registrant expects to receive the proceeds from these bonds during the fourth quarter of 1994.

In addition, the Registrant has an unsecured line of credit with a bank which provides for borrowings up to $7,000,000 at the bank's prime lending rate. At June 30, 1994, $6,650,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

On March 14, 1994, the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile for approximately $9.6 million, of which approximately $6.5 million consists of new bank financing. See Notes to Consolidated Financial Statements.

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

BUSINESS TRENDS

     Total revenues of the Registrant increased $16,390,000 or 47% on a year-to-date basis and $12,866,000 or 75% for the second quarter of 1994 versus such results of the comparable 1993 periods. Of these additional revenues, approximately $12 million and $10 million, respectively, were generated by Kentile, Inc. during the six- and three-month periods ended June 30, 1994. Kentile was acquired by the Registrant in March 1994. The Registrant's real estate, engineered products and antenna systems segments also contributed to the increased revenues during the second quarter and first half of this year.

     The acquisition of Kentile will make a significant contribution to sales during the remainder of 1994 with projections of $40 million in revenues on an annualized basis. Marginal income contributions are expected from Kentile during 1994 as many aspects of Kentile's transition are being implemented and changes begin to take shape.

     The Registrant's engineered products segment continues to reflect growth in sales of air bag components and automotive products which has resulted in an increase of $3,145,000 in revenues during the first half of 1994 versus comparable 1993 results. With continued increases in U.S. automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue.

     The Registrant's antenna systems segment's results reflect slightly improved sales during the first half of 1994 than during the comparable 1993 period. Although U.S. military spending still remains low, the decrease in spending appears to have leveled off. In addition, concentrated efforts to increase sales have been implemented and are reflected in the 1994 results.

     The improved results of the Registrant's real estate operations reflect the renewal of existing leases at higher rents and improved results from the Registrant's hotel properties. These results can be expected to continue in the future as older leases are renewed at current market rates.

     Although there can be no assurances as to how the events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 1994, the Company held its Annual Meeting of Stockholders (the "Meeting"), whereby the stockholders elected Directors and approved proposals to
(i) amend the Company's stock option plans to increase the number of shares available for issuance under the plans to 325,000 shares under each plan and provide that no recipient of options may be granted options in excess of 90% of the maximum number of shares authorized to be issued under the plans (ii) provide performance criteria for the payment of bonuses to the Chief Executive Officer for the Company, and (iii) ratify the appointment of Arthur Andersen & Co. as the Company's independent auditors for the year ending December 31, 1994. The vote on such matters was as follows:

1.   ELECTION OF DIRECTORS:

                                        For           Withhold
                                        ---           --------
Mason N. Carter                     4,989,995          26,987
Howard M. Lorber                    4,989,995          26,987
Arnold S. Penner                    4,989,995          26,987
A.F. Petrocelli                     4,977,583          39,399
Dennis S. Rosatelli                 4,989,225          27,757

2. TO AMEND THE 1988 JOINT INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN AND THE 1988 INCENTIVE STOCK OPTION PLAN:

                    For               Against         Abstain
                    ---               -------         -------
                4,765,341             195,340          56,301

3. BONUS CRITERIA: To approve the proposal to provide performance criteria for the payment of a bonus to the Chief Executive Officer.

                    For               Against         Abstain
                    ---               -------         -------
                4,799,799              90,849         126,334


4. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Arthur Andersen & Co. as the independent auditors of the Company for the year ending December 31, 1994.

                    For               Against         Abstain
                    ---               -------         -------
                4,951,009              17,701          48,272

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits  -  None

(B) Reports on Form 8-K. The Registrant filed a report on Form 8-K/A with the Securities and Exchange Commission on May 31, 1994 in response to Item 2. Acquisition orDisposition of Assets.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     UNITED CAPITAL CORP.
                                     -------------------------------------
                                     Registrant







                                     /s/ Dennis S. Rosatelli
DATE:  August 12, 1994               -------------------------------------
                                     Dennis S. Rosatelli, Vice President,
                                     Chief Financial Officer & Secretary of
                                     the Registrant