Form 10-Q
period 1994-09-30
UNITED CAPITAL CORP /DE/
filed 1994-11-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549

                                          FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               SEPTEMBER 30, 1994
                              ---------------------------------
                                             or

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934

    For the transition period from  -------------- to ----------------

    Commission File Number:                 1-10104
                           -------------------------------------------

                              UNITED CAPITAL CORP.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    04-2294493
- ------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  111 GREAT NECK ROAD, SUITE 401, GREAT NECK, NEW YORK           11021
- ------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                  516-466-6464
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

           Common stock, $.10 par value 6,068,366 shares outstanding
                            as of November 2, 1994.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of September 30, 1994 and December 31, 1993                    3

            Consolidated Statements of Income for
            the Three Months Ended September 30, 1994 and
            1993                                                           4

            Consolidated Statements of Income for the

            Nine Months ended September 30, 1994 and 1993                  5

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1994 and
            1993                                                         6-7

            Notes to Consolidated Financial Statements                  8-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13-20

                           PART II  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              20

SIGNATURES                                                                20

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                  (UNAUDITED)


ASSETS                             1994          1993
- ------                        ------------- -------------

CURRENT ASSETS:
 Cash and cash equivalents    $   1,821,750  $  3,749,301
 Marketable securities              805,000     1,718,277
 Notes and accounts
  receivable, net                21,987,547    13,681,863
 Inventories                     15,363,730     8,069,275
 Prepaid expenses and other
  current assets                  1,335,642       634,056
 Deferred income taxes              572,057       609,078
                               ------------  ------------

     Total current assets        41,885,726    28,461,850
                               ------------  ------------


PROPERTY, PLANT AND
 EQUIPMENT, net                  13,924,916     8,913,186

REAL PROPERTY HELD FOR
 RENTAL, net                     72,369,559    74,392,684



NONCURRENT NOTES RECEIVABLE       7,802,249       822,541



OTHER ASSETS                      3,105,299     2,030,641

DEFERRED INCOME TAXES               889,632       261,062
                               ------------  ------------
     Total assets              $139,977,381  $114,881,964
                               ============  ============


LIABILITIES AND
STOCKHOLDERS' EQUITY               1994          1993
- --------------------           ------------  ------------


CURRENT LIABILITIES:
Current maturities of
  long-term debt               $  7,708,462  $  6,414,052
Loans payable to banks           13,946,890     1,895,000
Accounts payable and
  accrued liabilities            18,642,797    11,987,590
Income taxes payable              5,945,161     4,355,182
                               ------------   ------------

Total current
    liabilities                  46,243,310    24,651,824


LONG-TERM LIABILITIES:

Long-term debt                   51,334,329    58,640,201
Other long-term liabilities       8,407,731     1,412,087
                               ------------   ------------

   Total liabilities            105,985,370    84,704,112
                               ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock                        606,837       606,326
Additional paid-in capital       14,678,517    14,921,406
Retained earnings                18,634,792    14,650,120
Net unrealized gain (loss)
 on marketable securities,
 net of tax                          71,865         -
                               ------------   ------------

    Total stockholders'
     equity                      33,992,011    30,177,852
                               ------------   ------------
    Total liabilities and
     stockholders' equity      $139,977,381  $114,881,964
                               ============  ============

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ARE AN INTEGRAL PART OF THESE BALANCE SHEETS


                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                          -----------------------------------
                                          SEPT. 30, 1994       SEPT. 30, 1993
                                          ---------------      --------------

REVENUES:

 Net sales                                   $23,654,300        $11,562,185
 Rental revenues from real estate
  operations                                   5,474,211          5,275,751
                                             -----------        -----------

  Total revenues                              29,128,511         16,837,936
                                             -----------        -----------


COSTS AND EXPENSES:

 Cost of sales                                18,449,862          8,379,362
 Real estate operations -
  Mortgage interest expense                    1,287,336          1,401,429
  Depreciation expense                         1,582,762          1,573,825
  Other operating expenses                     1,530,532          1,248,667
 General and administrative expenses           2,288,206          2,212,176
 Selling expenses                              3,157,511          1,281,612
                                             -----------        -----------

  Total costs and expenses                    28,296,209         16,097,071
                                             -----------        -----------

  Income from operations                         832,302            740,865
                                             -----------        -----------

OTHER INCOME (EXPENSE):
 Interest expense, net of
  dividend and interest income               (   289,923)       (   108,499)
 Other income and expense, net                 1,499,475          1,675,493
                                             -----------        -----------

  Total other income (expense)                 1,209,552          1,566,994
                                             -----------        -----------

  Income before income taxes                   2,041,854          2,307,859

Provision for income taxes                       910,000            980,000
                                             -----------        -----------

  Net Income                                 $ 1,131,854        $ 1,327,859
                                             ===========        ===========


Earnings per share:

  Net income per common share                       $.18               $.21
                                                    ====               ====

Weighted average number of common
 shares outstanding                            6,170,971          6,235,465
                                               =========          =========



                      THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS



                            UNITED CAPITAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME

                                         (UNAUDITED)

                                                     NINE MONTHS ENDED
                                           ----------------------------------
                                           SEPT. 30, 1994      SEPT. 30, 1993
                                           --------------      --------------

REVENUES:
 Net sales                                    $64,000,851         $36,525,685
 Rental revenues from real estate
  operations                                   16,544,981          15,339,079
                                              -----------         -----------

  Total revenues                               80,545,832          51,864,764
                                              -----------         -----------

COSTS AND EXPENSES:

 Cost of sales                                 48,427,576          25,893,457
 Real estate operations -
  Mortgage interest expense                     3,814,853           4,145,862
  Depreciation expense                          4,766,306           4,735,093
  Other operating expenses                      3,958,180           3,744,807
 General and administrative expenses            6,572,138           6,522,992
 Selling expenses                               8,055,178           3,755,864
                                              -----------         -----------

  Total costs and expenses                     75,594,231          48,798,075
                                              -----------         -----------

  Income from operations                        4,951,601           3,066,689
                                              -----------         -----------

OTHER INCOME (EXPENSE):
 Interest expense, net of
  dividend and interest income                (   750,874)        (   430,491)
 Other income and expense, net                  2,758,945           3,330,299
                                              -----------         -----------

  Total other income (expense)                  2,008,071           2,899,808
                                              -----------         -----------

  Income before income taxes                    6,959,672           5,966,497

Provision for income taxes                      2,975,000           2,440,000
                                              -----------         -----------

  Income before cumulative effect
   of change in accounting principle            3,984,672           3,526,497

Cumulative effect of change in
 accounting principle                              -                  702,000
                                              -----------         -----------

  Net Income                                  $ 3,984,672         $ 4,228,497
                                              ===========         ===========


Earnings per share:
 Income before cumulative effect
  of change in accounting principle                 $.65                 $.56
 Cumulative effect of change in
   accounting principle                            -                      .11
                                              -----------         -----------

  Net income per common share                       $.65                 $.67
                                              ==========          ===========

Weighted average number of common
 shares outstanding                            6,174,946            6,278,981
                                              ==========          ===========



                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS


                            UNITED CAPITAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                         (UNAUDITED)

                                                  1994                1993
                                               ----------          ----------

Cash Flows From Operating Activities:

 Net income                                    $3,984,672          $4,228,497
                                               ----------          ----------

 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization                  6,236,088           5,940,298
 Cumulative effect of change in accounting
  principle                                         -              (  702,000)
 Net realized and unrealized (gains)
  losses on marketable securities              (1,149,654)         (  743,636)
 Changes in assets and liabilities, net
  of effects from business acquisitions (A)    (5,352,701)         (  926,486)
                                                ---------           ---------

     Total adjustments                         (  266,267)          3,568,176
                                                ---------          ----------

     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                      3,718,405           7,796,673
                                               ----------          ----------


Cash Flows From Investing Activities:
 Purchase of marketable securities             (  551,024)         (  247,876)
 Proceeds from sale of marketable securities    2,722,840               -
 Acquisition of property, plant and
  equipment                                    (4,282,822)         (  829,885)
 Cash paid in acquisition of operating
  business, net of cash acquired               (2,673,000)              -
                                               ----------          ----------


      NET CASH USED IN INVESTING ACTIVITIES    (4,784,006)         (1,077,761)
                                               ----------          ----------


Cash Flows From Financing Activities:
 Principal payments on mortgage
  commitments, notes and loans                 (6,804,462)         (6,335,055)
 Net borrowings under lines of credit           6,184,890           1,635,000
 Purchase of common shares                     (  870,632)         (1,881,173)
 Proceeds from exercise of stock options          628,254               3,500
                                               ----------          ----------

     NET CASH USED IN
      FINANCING ACTIVITIES                     (  861,950)         (6,577,728)
                                               ----------          ----------

Net increase (decrease) in cash
 and cash equivalents                          (1,927,551)            141,184

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      3,749,301           2,271,889
                                               ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $1,821,750          $2,413,073
                                               ==========          ==========



                            UNITED CAPITAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (CONTINUED)
                                         (UNAUDITED)

                                                   1994                1993
                                                 ----------        ----------

Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Period For:
     Interest                                    $4,734,193        $4,896,303
     Taxes                                        1,994,190         1,309,831
                                                 ==========        ==========

Supplemental Schedule of Noncash Investing and Financing Activities:

   See Notes to Consolidated Financial
    Statements - "Business Acquisitions"

    (A) Changes in assets and liabilities, net of effects from business acquisitions, for the nine months ended September 30, 1994 and 1993 are as follows:

Increase in notes and
  accounts receivable, net                      ($2,334,684)      ($1,478,169)
Increase in inventories                         ( 1,740,455)      (   485,337)
Decrease (increase) in prepaid
  expenses and other current assets             (   636,849)          385,290
Increase in deferred income taxes               (   628,570)      ( 1,612,385)
Decrease (increase) in real property
 held for rental, net                           ( 2,971,607)          433,661
Decrease in noncurrent notes
  receivable                                    ( 6,979,708)      (    73,646)
Decrease (increase) in other assets               1,103,342       (   204,542)
Increase (decrease) in accounts payable
  and accrued liabilities                           250,207       (   353,096)
Increase in income taxes payable                  1,589,979         2,042,764
Increase in other
  long-term liabilities                           6,995,644           418,974
                                                 ----------        ----------

     Total                                      ($5,352,701)      ($  926,486)
                                                 ==========        ==========



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

       The components of the net deferred tax asset (liability) at September 30, 1994 are as follows:

       Realization allowances related to
        accounts receivable and inventories                    $  433,199
       Net unrealized (gain) loss on
        marketable securities                                  (   37,021)
       Basis differences relating to real
        property held for rental                                1,879,108
       Accrued expenses, deductible when paid                   1,496,393
       Deferred   revenue  and profit (for
        tax purposes)                                          (  247,422)
       Basis differences relating to certain
        investments obtained in the BMG merger                 (1,642,060)
       Property, plant & equipment                             (  199,685)
       Pensions                                                (  199,465)
       Other, net                                              (   21,358)
                                                               ----------

       Net deferred tax asset                                   1,461,689

       Current portion                                            572,057
                                                               ----------

       Noncurrent portion                                      $  889,632
                                                               ==========


BUSINESS ACQUISITIONS

       On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc., purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile") for approximately $9.6 million. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash.

       The $3.1 million cash payment included $775,000 that was advanced to Kentile by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994. The proceeds from this sale were used by Kentile to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

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

       The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):


       Current Assets                                             $12,144
       Current Liabilities                                        ( 6,444)
       Property, plant & equipment                                  1,883
       Non-current assets                                           2,178
       Long-term liabilities                                         (154)
                                                                  -------

         Allocated purchase price                                 $ 9,607
                                                                  =======


       The results of operations of Kentile have been included in the accompanying consolidated statements of income from the date of acquisition.

       The following unaudited pro-forma consolidated results of operations of the Registrant for the nine months ended September 30, 1994 and 1993, assume that the acquisition of Kentile had occurred at the beginning of each period presented. In addition to combining historical results of operations of the two companies, the pro-forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.


                   UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

                                              Nine Months Ended
                                               September 30,

       (In thousands except per
       share amounts)                       1994              1993
                                          -------           -------

       Revenues                           $87,610           $90,412
                                          =======           =======

       Net Income                         $ 3,103           $ 4,322
                                          =======           =======
       Net Income Per Common
        Share                             $   .50           $   .69
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

       The Registrant adopted SFAS 115 effective January 1, 1994. The application of this new principle has resulted in an increase in the Registrant's stockholders' equity of approximately $72,000 on a net of tax basis at September 30, 1994. This change in accounting principle is not expected to have a material effect upon the consolidated financial results of the Registrant given the current market value and cost basis of securities available for sale.

       At September 30, 1994 and December 31, 1993 the aggregate market value of marketable securities which are all available for sale exceeded their aggregate cost by approximately $109,000 and $578,000, respectively.

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

       The foregoing estimates may also be revised by the Registrant as new or additional information in these matters becomes available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

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

       Effective January 1, 1994 the Registrant has adopted the provisions of Staff Accounting Bulletin 92 by recording the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of noncurrent notes receivable in the Registrant's consolidated financial statements.

       The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of its business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

COMMON STOCK

       During the first nine months of 1994, the Registrant purchased and retired 107,316 shares of its common stock at a cost of $870,632. In addition, during this period 112,421 shares of the Registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1993, 291,604 shares of the Registrant's common stock were purchased and retired at a cost of $1,881,173. Also, 700 shares of common stock were issued pursuant to the exercise of options during the first nine months of 1993.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

       Revenues for the nine-month period ended September 30, 1994 were $80,546,000, a $28,681,000 increase from comparable 1993 revenues. Net income for the period was $3,985,000 or $.65 per share as compared to net income of $4,228,000 or $.67 per share for the same period in 1993. Earnings before cumulative effect of change in accounting principle for the first nine months of 1994 were $.65 per share as compared to $.56 per share for the same period in 1993.

       Revenues for the three-month period ended September 30, 1994 were $29,129,000, an increase of $12,291,000 from revenues in the comparable 1993 period. Net income for the third quarter of 1994 was $1,132,000 or $.18 per share as compared to $1,328,000 or $.21 per share during the comparable 1993 period.

REAL ESTATE OPERATIONS

       Rental revenues from real estate operations increased $198,000 and $1,206,000, respectively for the three- and nine-month periods ended September 30, 1994, as compared to such revenues in the comparable periods of 1993. These increases are primarily the result of additional revenues generated from the renewal of existing leases at higher rents and from the operations of two hotel properties.

       Mortgage interest expense decreased $114,000 during the current quarter and $331,000 during the nine-month period ended September 30, 1994, versus such expense of the corresponding periods in 1993. These decreases of approximately 8% each, are due to continuing mortgage amortization resulting from the repayment of approximately $5 million in mortgage indebtedness during the last 12 months.

       Depreciation expense associated with rental properties was virtually unchanged during the three- and nine-month periods ended September 30, 1994, as compared to such costs during the corresponding periods of 1993.

       Operating expenses associated with the management of real estate properties increased approximately $213,000 or 6% for the nine-month period ended September 30, 1994, versus the comparable period in 1993. During the current quarter, such expenses increased approximately $282,000 or 22% from the same period a year ago. The timing of certain maintenance costs in the current and prior year periods as well as an increase in lease renewal costs incurred in the current year account for these increases.

ANTENNA SYSTEMS

     The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc.

       The operating results of the antenna systems segment for the three and nine month periods ended September 30, 1994 and 1993 are as follows:


                                       Three Months            Nine Months
                                     Ended Sept. 30,         Ended Sept. 30,

(In thousands)                        1994        1993        1994     1993
                                    -------     -------     -------  ------

Net Sales                           $4,395      $5,232      $15,468  $16,090
                                    ======      ======      =======  =======

Cost of Sales                       $3,426      $3,427      $11,381  $10,496
                                    ======      ======      =======  =======

Selling, General and
 Administrative Expenses            $1,366      $1,636      $ 3,996  $ 4,429
                                    ======      ======      =======  =======

Income (Loss) from
 Operations                        ($  397)     $  169      $    91  $ 1,165
                                    ======      ======      =======  =======

       Net sales of the antenna systems segment decreased $837,000 or 16% during the third quarter of 1994 and $622,000 or 4% for the nine-month period ended September 30, 1994, versus such sales generated during the respective 1993 periods. Reductions in military and commercial sales continue to seriously effect the Registrant's antenna systems segment. Several management changes have recently been made, including naming Robert McInerney, President of the antenna group, in an effort to expand the segment's product lines and reverse the declining trend in revenues.

       Cost of sales as a percentage of net sales increased from the prior year by 12% and 9%, respectively for the three- and nine-month periods ended September 30, 1994. These increases are the result of changes in the mix of products sold, from incurring additional manufacturing costs of certain D&M/Chu products that are now being manufactured at Dorne & Margolin and from additional overhead incurred as the company moves to consolidate production of these two facilities. This increase is not expected to continue in the future as experience is gained in the production of these products and operations are completely consolidated.

       Selling, general and administrative ("SG&A") costs of the antenna systems segment decreased by approximately $433,000 or approximately 10% during the first nine months of 1994 as compared to such costs of the comparable 1993 period. SG&A costs during the current quarter decreased approximately $270,000 or 17% from that of the corresponding period in 1993. These decreases are the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations and from previously implemented cost containment measures.

ENGINEERED PRODUCTS

       The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc.

       The operating results of the engineered products segment for the three and nine month periods ended September 30, 1994 and 1993 are as follows:


                                       Three Months            Nine Months
                                     Ended Sept. 30,           Ended Sept. 30,

(In thousands)                        1994        1993        1994     1993
                                    -------     -------     -------  ------


Net Sales                           $9,281      $6,330      $26,532  $20,436
                                    ======      ======      =======  =======

Cost of Sales                       $7,126      $4,952      $20,005  $15,397
                                    ======      ======      =======  =======

Selling, General and
 Administrative Expenses            $1,536      $1,268      $ 4,260  $ 3,904
                                    ======      ======      =======  =======

Income from Operations              $  619      $  110      $ 2,267  $ 1,135
                                    ======      ======      =======  =======

       Net sales of the engineered products segment increased $6,096,000 or 30% and $2,951,000 or 47%, respectively, for the year-to-date and three-month periods ended September 30, 1994, versus such results of the corresponding prior year periods. These increases are the result of higher sales at Metex' Technical Products Division and are offset by slightly lower sales generated by AFP Transformers. Sales generated by Metex during these periods reflect substantial increases in virtually all markets. Overall results of this segment, however, continue to be negatively impacted by the results of the company's transformer operations, which has incurred loses from operations of $316,000 and $636,000, respectively, for the three and nine month periods ended September 30, 1994.

       Cost of sales as a percentage of net sales was virtually unchanged in each of the three- and nine-month periods ended September 30, 1994, as compared to the respective periods in 1993.

       Selling, general and administrative expenses of the engineered products segment increased by $268,000 and $356,000, respectively, during the quarter and year-to-date periods just ended versus such costs of the comparable 1993 periods. These increases are primarily the result of additional selling costs associated with the increased sales volumes noted above.

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


                                   Three Months                Nine Months
                               ENDED SEPT. 30, 1994       ENDED SEPT. 30,1994
                               --------------------       -------------------
Net Sales                           $9,979                      $22,001
                                    ======                      =======

Cost of Sales                       $7,898                      $17,042
                                    ======                      =======

Selling, General and
Administrative Expenses             $2,067                      $ 4,794
                                    ======                      =======

Income from operations              $   14                      $   165
                                    ======                      =======

See Notes to Consolidated Financial Statements for a further explanation of the acquisition and pro-forma financial information.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses not associated with the manufacturing operations decreased by $113,000 for the three-month period ended September 30, 1994 versus that of the same period in 1993. On a year-to-date basis such costs decreased $369,000 from the comparable 1993 period. These decreases in general and administrative expenses are the result of lower salaries and professional fees incurred in the current year periods.

OTHER INCOME AND EXPENSE

       The components of other income and expense in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 1994 and 1993 are as follows:

                             Three Months               Nine Months
                            Ended Sept. 30,           Ended Sept. 30,
(In thousands)            1994         1993         1994          1993
                        --------    ----------   ----------     ---------
Gain on sales
 of real estate
 assets               $  316,218   $   21,778   $1,390,638     $  427,094
Net realized and
 unrealized gains
 (losses) on
 marketable
 securities            1,179,580      -          1,149,654        743,636
Income from
 equity
 investments               -          103,715       42,353        571,069

Other                      -        1,550,000      176,300      1,588,500
                      ----------   ----------   ----------     ----------

                      $1,499,475   $1,675,493   $2,758,945     $3,330,299
                      ==========   ==========   ==========     ==========

       Included in other in the above table for the three- and nine-month periods ended September 30, 1993 is a settlement with Metex' insurance carrier in connection with the class action civil suit brought by the former shareholders of Metex. This settlement, in the amount of $2 million, is shown net of approximately $450,000 of current year costs incurred in defense of this suit. All defense costs year costs incurred prior to 1993 were included in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1994 the Registrant's current liabilities exceeded current assets by approximately $4,358,000. The change in working capital since December 31, 1993 has resulted from financing the purchase of long-term assets utilizing short-term borrowings primarily in connection with the acquisition of Kentile. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they come due.

       In addition, the Registrant has an unsecured line of credit with a bank which provides for borrowings up to $7,000,000 at the bank's prime lending rate. At September 30, 1994, $6,400,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

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

BUSINESS TRENDS

       Total revenues of the Registrant increased $28,681,000 or 55% on a year-to-date basis and $12,291,000 or 73% for the third quarter of 1994 versus such results of the comparable 1993 periods. Of these additional revenues approximately $22 million and $10 million, respectively, were generated by Kentile, Inc. during the nine-and three-month periods ended September 30, 1994. Kentile was acquired by the Registrant in March 1994. The Registrant's real estate and engineered products segments also contributed to the increased revenues during the third quarter and year-to-date periods.

       The improved results of the Registrant's real estate operations reflect the renewal of existing leases at higher rents and improved results from the Registrant's hotel properties. These results can be expected to continue in the future as older leases are renewed at current market rates.

       The Registrant's engineered products segment continues to reflect sales growth in virtually all market segments. This has resulted in an increase of $6,096,000 or 30% in revenues during the first nine months of 1994 versus comparable 1993 results. During the third quarter of 1994 sales from this segment increased $2,951,000 or 47% over those of the comparable 1993 period. With continued increases in U.S. automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue. However, this segment continues to be negatively impacted by the results of its transformer operations.

       Since the acquisition of Kentile in March of this year Kentile has contributed approximately $22 million in sales on a year-to-date basis and approximately $10 million during the third quarter. Income contributions from Kentile have been marginal as many aspects of Kentile's transition are yet to be completed.

       The results of the Registrant's antenna systems segment reflect substantially lower sales during the third quarter of this year as compared to the comparable 1993 period. This segment experienced a $397,000 loss from operations during the third quarter of this year. Several management changes have recently been made, including naming Robert McInerney, President of this segment. The business is focused on reversing the declining revenue and profit trend and is seeking new markets and new applications for its products.

Although there can be no assurances as to how the events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have on these businesses.

PART II OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.
         (b)  None.

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITED CAPITAL CORP.
                                 ------------------------------------
                                 Registrant

DATE:    November 10, 1994       /S/DENNIS S. ROSATELLI
                                 ------------------------------------
                                 Dennis S. Rosatelli, Vice President, Chief
                                 Financial Officer & Secretary of
                                 the Registrant