Form 10-K
UNITED CAPITAL CORP /DE/
filed 1995-03-31
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended               DECEMBER 31, 1994
                          -----------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  ------------------- to ------------------------

Commission file number                           1-10104
                      ---------------------------------------------------------

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         04-2294493
-------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                          Identification Number)

111 GREAT NECK ROAD, GREAT NECK, NEW YORK                        11021
-----------------------------------------                 ---------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:      (516) 466-6464
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------                -----------------------------------------
Common Stock (Par Value $.10 Per Share)                          American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 22, 1995 was approximately $21,515,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of March 22, 1995 was 6,027,866.

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

DESCRIPTION OF BUSINESS

         REAL ESTATE INVESTMENT AND MANAGEMENT

The Registrant is engaged in the business of investing in and managing real estate properties. Most real estate properties owned by the Registrant are leased under net leases pursuant to which the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance and maintenance. The Registrant also owns properties that it manages which are operated by the City of New York as day-care centers and offices and other properties leased as department stores or shopping centers around the country. In addition, the Registrant owns properties available for sale and lease with the assistance of a consultant or a realtor working in the locale of the premises.

The majority of properties are leased to single tenants. Approximately 98% of the total square footage of the Registrant's properties are currently leased.

         RESILIENT VINYL FLOORING

In March 1994 the Registrant purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile Floors"), a major manufacturer and supplier of resilient vinyl flooring. This acquisition was completed through a new wholly-owned subsidiary of the Registrant known as Kentile, Inc. ("Kentile").

Kentile's operations are conducted from a 315,000 square foot manufacturing facility located in Chicago, Illinois. Kentile's products include resilient vinyl tile for use in the commercial flooring industry, a line of vinyl wall base products marketed under the Kencove brandname and other supporting products which include adhesives, cleaners and waxes. These products are sold through a nationwide network of distributors which service the regional markets in which they are located.

The acquisition of the operating assets of Kentile Floors was accounted for by the purchase method of accounting and, accordingly, the results of operations of Kentile have been included with those of the Registrant for periods subsequent to the date of acquisition. Also see Note 2 of Notes to Consolidated Financial Statements.

Net sales by the resilient vinyl flooring segment to its largest distributor (those in excess of 10% of the segment's net sales) accounted for approximately 14% of the segment's net sales for 1994.

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

In April 1992, the Registrant acquired the operating assets of Chu Associates, Inc. ("Chu Associates") and affiliated companies which broadens the scope of its antenna systems segment. This addition, which is now known as D&M/Chu Technology, Inc. ("D&M/Chu"), has been consolidated with the operations of the Registrant's Dorne & Margolin subsidiary in its Bohemia, New York facility. Here, it designs and manufactures communication and navigation antenna systems for land and naval based applications. D&M/Chu's product line, which is marketed internationally, complements Dorne & Margolin's specialty in airborne communication and navigation antenna systems.

Approximately 69% and 71% of the antenna systems sold by the Registrant in 1994 and 1993, respectively, were for use by the United States Government and purchased by the United States Government or its contractors.

         ENGINEERED PRODUCTS

The Registrant's engineered products are manufactured through the Technical Products Division of Metex Corporation ("Metex") and AFP Transformers, Inc. ("AFP Transformers"), wholly-owned subsidiaries of the Registrant. The knitted wire products and components manufactured by Metex must function in adverse environments and meet rigid performance requirements. The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements and air, liquid and solid filtering devices.

Metex has been an original equipment manufacturer for the automobile industry since 1974 and presently supplies several automobile manufacturers with exhaust seals and components for use in exhaust emission control devices.

The Registrant's transformer products are marketed under several brandnames including Field Transformer, ISOREG and EPOXYCAST for a wide variety of industrial and research applications. AFP Transformers also provides a full line of power conditioners and uninterruptible power supplies, as well as its Spectrum line of specialty transformers for high powered ultraviolet lamps used in the printing and chemical industries.

Sales by the Engineered Products segment to its two largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 23% and 26% of the segment's sales for 1994 and 1993, respectively.

         SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues, income (loss) from operations and identifiable assets of each business segment of the Registrant for 1994, 1993 and 1992.

                                                          1994                    1993                    1992
                                                        --------                --------               --------
                                                                             (in thousands)
REAL ESTATE INVESTMENT AND MANAGEMENT-

Rental revenues                                         $ 21,988                $ 20,815               $ 19,543
                                                        ========                ========               ========

Income from operations                                  $  5,038                $  3,946               $  3,033
                                                        ========                ========               ========

Identifiable assets                                     $ 92,421                $ 86,668               $ 88,453
                                                        ========                ========               ========

RESILIENT VINYL FLOORING-

Net sales                                               $ 29,894                $      0               $      0
                                                        ========                ========               ========

Income (loss) from operations                           ($   608)               $      0               $      0
                                                        ========                ========               ========

Identifiable assets                                     $ 13,975                $      0               $      0
                                                        ========                ========               ========

ANTENNA SYSTEMS-

Net sales                                               $ 19,495                $ 21,098               $ 24,513
                                                        ========                ========               ========

Income (loss) from operations                           ($ 1,527)               $    769               $  3,259
                                                        ========                ========               ========

Identifiable assets                                     $ 15,580                $ 17,686               $ 18,899
                                                        ========                ========               ========

ENGINEERED PRODUCTS-

Net sales                                               $ 35,511                $ 27,643               $ 26,819
                                                        ========                ========               ========

Income from operations                                  $  2,477                $  1,585               $  2,687
                                                        ========                ========               ========

Identifiable assets                                     $ 14,365                $ 10,528               $  9,497
                                                        ========                ========               ========

         DISTRIBUTION

The Registrant's manufactured products are distributed by a direct sales force and through distributors to dealers, contractors, industrial consumers, original equipment manufacturers and the United States Government.

         PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The Registrant's products are manufactured at its own facilities. The Registrant purchases raw materials, including resins, drawn wire, castings and electronic components from a wide range of suppliers of such materials. Most raw materials purchased by the Registrant are available from several suppliers. The Registrant has not had and does not expect to have any problems fulfilling its raw material requirements during 1995.

         PATENTS AND TRADEMARKS

The Registrant owns several patents, patent licenses and trademarks including the Kentile trademark which is significant to the Registrant's resilient vinyl flooring operations. The loss of this trademark could have a material adverse effect on such operations.

While the Registrant considers that in the aggregate its other patents and trademarks used in the resilient vinyl flooring, antenna systems and engineered products operations are significant to those businesses, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of such patents or trademarks would materially affect its consolidated financial condition or results of operations.

         EMPLOYEES

At March 22, 1995, the Registrant employed approximately 900 persons. Certain of the Registrant's employees are represented by unions. The Registrant believes that its relationships with its employees are good.

         COMPETITION

The Registrant competes with at least five other companies in the sale of resilient floor tile; at least 20 other companies in the sale of antenna systems; and at least 19 other companies in the sale of engineered products. The Registrant stresses product performance and service in connection with the sale of resilient vinyl floor tile, antenna systems, and engineered products. The principal competition faced by the Registrant results from the sales price of the products sold by its competitors.

         BACKLOG

The dollar value of unfilled orders of the Registrant's resilient vinyl flooring segment was approximately $2,283,000 at December 31, 1994. It is anticipated that substantially all such backlog will be filled in 1995.

The dollar value of unfilled orders of the Registrant's antenna systems segment was approximately $12,331,000 at December 31, 1994 as compared with $10,324,000 at December 31, 1993. The Registrant anticipates that approximately 90% of the 1994 year-end backlog will be filled in 1995.

The dollar value of unfilled orders of the Registrant's engineered products segment was approximately $2,823,000 at December 31, 1994, as compared with $2,141,000 at December 31, 1993. It is anticipated that substantially all such backlog will be filled in 1995. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

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

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

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

As a result of the foregoing, the Registrant has not recorded a charge to operations for the environmental remediation, noted above, in the consolidated financial statements, as anticipated proceeds from insurance recoveries are expected to offset such liabilities. The Registrant has reached settlements with several insurance carriers in this matter. Those recoveries anticipated to be received within twelve months are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

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

Effective January 1, 1994 the Registrant adopted the provisions of Staff Accounting Bulletin 92 and accordingly has recorded the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of prepaid expenses and other current assets and other assets in the Registrant's consolidated financial statements.

ITEM 2. PROPERTIES

REAL PROPERTY HELD FOR RENTAL

As of March 22, 1995 the Registrant owned 217 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Registrant's classification and gross carrying value of its properties at December 31, 1994 are as follows:

                                                                              Gross
                                                                             Carrying                      Number of
                  DESCRIPTION                                                  Value         Percentage    Properties
                  -----------                                              ------------      ----------    ----------
         Shopping centers and retail outlets                               $ 79,981,473         63.1%           33
         Commercial properties                                               28,708,518         22.7           155
         Day-care centers and offices                                         7,557,946          6.0            12
         Hotel properties                                                     2,867,703          2.3             2
         Other                                                                7,524,698          5.9            18
                                                                           ------------         -----          ----

                         Total                                             $126,640,338        100.0%          220
                                                                           ============        ======          ===

         SHOPPING CENTERS AND RETAIL OUTLETS

Shopping centers and retail outlets include 26 department stores and other properties which are primarily leased under net leases. Taxes, maintenance of the properties and all other expenses are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 16 K-Mart stores, five Carter Hawley Hale stores and an IKEA store with a total of approximately 1,600,000, 715,000 and 160,000 square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Carter Hawley Hale and IKEA stores are primarily located in the Pacific Coast and Southwest regions of the United States.

         COMMERCIAL PROPERTIES

Commercial properties consist of properties leased as 102 restaurants, 30 Midas Muffler Shops, three convenience stores, seven office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 102 restaurants, located throughout the United States, include properties leased as Boston Chicken, Roy Rogers, Pizza Huts, Hardee's, Wendy's and Kentucky Fried Chicken.

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

The following summarizes real property held for rental by geographic area at December 31, 1994:

                                                                  Gross
                                                 Number of       Carrying
                                                 Properties        Value
                                                 ----------     ------------

         Northeast                                   98         $ 30,090,809
         Southeast                                   46           24,734,188
         Midwest                                     46           25,964,029
         Southwest                                    9            9,810,792
         Pacific Coast                                9           30,437,330
         Pacific Northwest                            6            2,098,198
         Rocky Mountain                               6            3,504,992
                                                    ---         ------------
                                                    220         $126,640,338
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

The Registrant maintains facilities located at 2950 Veterans Memorial Highway, Bohemia, New York, on a ten-acre site approximately two miles from MacArthur Airport on Long Island for use in its antenna systems business. This site contains four one story buildings aggregating approximately 90,000 square feet of floor space, an outdoor antenna testing area, several pattern ranges and airframe mock-ups. Approximately 30,000 square feet was added during 1994 to accommodate the consolidation of the D&M/Chu operations into this facility. The Registrant owns the site together with the structures.

The Registrant has leased the 35,000 square foot facility in Littleton, Massachusetts, formerly used in the operations of D&M/Chu, at market rates, which is sufficient to cover the carrying costs of the property, and is exploring possibilities to lease the remaining 60,000 square foot facility and develop the unused land at the Whitcomb Avenue site. The Registrant owns the sites together with the structures.

The Registrant's engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 53,000 square feet of floor space and also in a second facility at 206 Talmadge Road in Edison, New Jersey which has approximately 54,500 square feet of space. The Registrant owns these facilities together with the sites.

ITEM 3.           LEGAL PROCEEDINGS

METEX CORPORATION VS. VIC MANUFACTURING CO.

On April 17, 1991, Metex filed an action in the Superior Court of New Jersey, Middlesex County, against VIC Manufacturing Co., the manufacturer of a vapor absorption system used by Metex in its operations. The complaint sought damages caused by improper design, instruction and installation of the VIC unit resulting in the discharge of contaminants to the New Durham Road facility in Edison, New Jersey.

In January 1995 this suit was settled favorably by Metex.

METEX CORPORATION VS. AFFILIATED FM INSURANCE CO., ET AL.

On June 27, 1990, Metex filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, against several insurance companies that provided Metex with liability insurance between 1967 and 1986. These companies are: Affiliated FM Insurance Co., Atlanta International Insurance Co., The Camden Fire Insurance Association, Cigna Property and Casualty Company, Continental Casualty Company, Eric Reinsurance Company, Federal Insurance Co., General Accident Insurance Company of America, Hudson Insurance Company, Insurance Company of North America, New Jersey Manufacturers Insurance Co., The North River Insurance Company, North Star Reinsurance Corporation, and Puritan Insurance Company. To date Metex has reached settlements with Atlanta International Insurance Co., New Jersey Manufacturers Insurance Co., General Accident Insurance Company of America and The North River Insurance Company. The action seeks both declaratory relief and monetary damages in connection with reimbursement of the costs incurred and to be incurred by Metex in connection with the completion of environmental studies and remedial action required at its two Edison, New Jersey facilities. The declaratory relief sought is a determination that the terms of the liability insurance policies at issue obligate the defendants to defend and indemnify Metex with respect to all costs and expenses related to these environmental matters. Metex also seeks monetary damages in an unspecified amount for breach of the defendants' duty to indemnify Metex. This action is in the final stages of pretrial discovery. It is anticipated that this matter will go to trial in mid-1995. The Registrant intends to continue to vigorously pursue this action.

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

In January 1993 two separate amended complaints were filed on behalf of two separate groups of the same plaintiffs. The Registrant filed motions to dismiss each of the amended complaints. In October 1993 the Court again granted the motion to dismiss these complaints on the grounds that the complaints failed to state a legal claim against the Registrant but again granted plaintiff's the right to file an amended complaint against the Registrant. In December 1993 the plaintiffs filed new amended complaints. In February 1994 the Registrant filed a motion to dismiss all claims set out in the amended complaints. In February 1995 the court denied such motion. Discovery is now underway in this matter. The Registrant continues to believe that the material allegations in this matter are without merit and intends to vigorously defend this action.

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

                                               High        Low
                                              ------      ------
1994
----            First quarter                 $11         $9
                Second quarter                12-5/8      9-3/4
                Third quarter                 11-7/8      10-1/2
                Fourth quarter                10-3/8      8-3/8

1993
----            First quarter                 $7-1/2     $3-1/4
                Second quarter                11-1/2     6-1/2
                Third quarter                 10         8-3/4
                Fourth quarter                11         8-3/4

As of March 22, 1995, there were approximately 675 record holders of the Registrant's Common Stock. The closing sales price for the Registrant's Common Stock on such date was $8 5/8. The Registrant has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Registrant's Board of Directors, however in view of potential working capital needs and in order to finance future growth, it is unlikely that the Registrant will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

                                             1994(6)           1993(5)           1992(4)          1991           1990
                                          ---------         ---------         ---------         ---------      ---------
                                                              (in thousands except per share amounts)
Total revenues (1)                        $ 106,888         $  69,556         $  70,875         $  62,857      $  65,929
                                          =========         =========         =========         =========      =========

Net income (loss) (2)                     $   2,933         $   5,069         $   2,866         $   3,481      ($  4,161)
                                          =========         =========         =========         =========      =========

Net income (loss) per common
   share (3)                              $     .48         $     .81         $     .44         $     .40      ($    .39)
                                          =========         =========         =========         =========      =========
Total assets, end of year                 $ 136,341         $ 114,882         $ 116,849         $ 115,801      $ 112,778
Total liabilities, end of year              103,560            84,704            89,684            90,396         73,304
Stockholders' equity, end of year            32,781            30,178            27,165            25,405         39,474
                                          =========         =========         =========         =========      =========

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA


(1) Certain reclassifications have been reflected in the financial data to conform prior years' data to the current classifications.

(2) Included in the 1990 net loss is approximately $10,949,000 of realized losses from the sale of substantially all of the Registrant's holdings in General Development Corporation.

(3) The weighted average number of common shares outstanding was 10,744,477 in 1990, 8,645,416 in 1991, 6,569,215 in 1992, 6,267,540 in 1993 and 6,169,031
     in 1994.

(4) Operating results for 1992 include the results of D&M/Chu Technology, Inc. and AFP Transformers, Inc. since April 2, and October 23, 1992, respectively.

(5) The 1993 financial results include the cumulative effect of an accounting change of $702,000 or $.11 per share resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(6) Operating results for 1994 include the results of Kentile, Inc. since March 14, 1994.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1994 AND 1993

         GENERAL

The following discussion of the Registrant's financial condition and results of operations should be read in conjunction with the description of the Registrant's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Total revenues generated by the Registrant during 1994 were $106,888,000, an increase of $37,332,000 from total 1993 revenues of $69,556,000. Net income for the current year was $2,933,000 or $.48 per share versus $5,069,000 or $.81 per share for 1993.

         REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1994 increased $1,173,000 or 6% over those of the prior year primarily as a result of the renewal of existing leases at higher rents and additional revenues generated from the operations of the Registrant's two hotel properties. Of the total increase, $726,000 results from the renewal of existing leases at higher rents while the remaining increase of $447,000 results from additional hotel related revenues.

Mortgage interest expense for 1994 decreased by $436,000 as compared to such expense incurred during 1993. This decrease of 8% results from the continuing amortization of mortgages which approximated $4.7 million during the current year. No new encumbrances were added to the Registrant's real estate portfolio during 1994.

Depreciation expense associated with real properties held for rental increased approximately $34,000 or less than 1% from such expense incurred in the preceding year. This increase primarily results from depreciation associated with additional properties purchased and improvements to existing properties added in the current year and is offset by depreciation associated with the sale of several properties in the current and prior year.

Other operating expenses associated with the management of real properties increased approximately $292,000 during 1994 versus such expenses incurred during 1993. This increase primarily results from additional operating costs incurred in connection with the operation of the Registrant's hotel properties of approximately $246,000.

         ANTENNA SYSTEMS

The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc. The operating results of the antenna systems segment for the years ended December 31, 1994 and 1993 are as follows:

                                                           1994      1993
                                                         --------  --------
                                                            (in thousands)

          Net sales                                      $ 19,495  $ 21,098
                                                         ========  ========

          Cost of sales                                  $ 15,665  $ 14,290
                                                         ========  ========

          Selling, general and administrative expenses   $  5,357  $  6,039
                                                         ========  ========

          Income (loss) from operations                  ($ 1,527) $    769
                                                         ========  ========

Net sales of the antenna systems segment decreased approximately $1,603,000 or 8% during 1994 as compared to such sales of the preceding year. Reductions in military and commercial sales continued to seriously effect this segment of the Registrant's business. Further emphasis has been placed on expanding commercial product applications and existing market niches. Several management changes have taken place, including naming a new President to the antenna systems segment with a primary focus on reversing the current trend in sales and profits.

Cost of sales as a percentage of net sales of the antenna systems segment increased approximately 12% from that of 1993. This increase is the result of the following factors: incurring additional manufacturing costs as a result of the transition of certain D&M/Chu products which are now being manufactured at Dorne & Margolin; the recording of certain realization allowances for inventory as a result of the continuing decline in military sales and the uncertainty that such sales will increase in the future; changes in the mix of product sold between years; and from additional overhead incurred as the company moved to consolidate production of its two manufacturing facilities. These factors are not expected to continue in the future as experience is gained in the production of these products and operations are completely consolidated.

Selling, general and administrative expenses ("SG&A") of the antenna systems segment decreased by approximately $682,000 during 1994 as compared to such costs incurred in the previous year. Administrative savings from the consolidation of the Dorne & Margolin and D&M/Chu operations and from previously implemented cost containment measures are the primary cause of this decline.

         ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1994 and 1993 are as follows:

                                                           1994     1993
                                                         -------  -------
                                                           (in thousands)

           Net sales                                     $35,511  $27,643
                                                         =======  =======

           Cost of sales                                 $27,043  $20,958
                                                         =======  =======

           Selling, general and administrative expenses  $ 5,991  $ 5,100
                                                         =======  =======

           Income from operations                        $ 2,477  $ 1,585
                                                         =======  =======

Net sales of the engineered products segment increased approximately $7,868,000 or 28% during 1994 versus such results for the preceding year. This is the result of substantially higher sales at Metex' Technical Products Division and is offset by slightly lower sales generated by AFP Transformers. Virtually all of Metex' markets showed sales growth. However, overall results of this segment continue to be negatively impacted by the results of the segment's transformer operations, which posted a loss of approximately $1 million during the current year.

Cost of sales as a percentage of net sales was virtually unchanged between the current and prior year. This percentage remained at 76% despite fluctuations in the mix of products sold.

SG&A expenses of the engineered products segment increased approximately $891,000 or 17% during 1994, as compared to such costs in the preceding year. This increase primarily results from additional selling related expenses associated with the 28% rise in sales noted above.

         RESILIENT VINYL FLOORING

The Registrant's resilient vinyl flooring segment, which is now known as Kentile, Inc. ("Kentile"), was acquired on March 14, 1994 through the acquisition of substantially all of the operating assets of Kentile Floors, Inc. The operating results of Kentile have been included in the accompanying consolidated statements of income since the date of acquisition. The following unaudited pro forma results of Kentile assume that the acquisition had occurred at the beginning of each period presented. In addition to combining historical results of operations, the pro forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.

                                                          Unaudited Pro Forma
                                                         Results of Operations
                                                         ---------------------
                                                           1994       1993
                                                         --------   --------
                                                           (in thousands)

           Net sales                                     $ 36,958   $ 50,314
                                                         ========   ========

           Cost of sales                                 $ 29,826   $ 38,988
                                                         ========   ========

           Selling, general and administrative expenses  $  8,452   $ 11,357
                                                         ========   ========

           Loss from operations                          ($ 1,320)  ($    31)
                                                         ========   ========

On a pro forma basis, net sales of the resilient vinyl flooring segment decreased over $13 million or 27% from such sales of the previous year. This decline is the result of substantial changes in the Company's distribution network and from the continued effect of Kentile Floors' transition from Chapter 11, prior to the Registrant's acquisition of the operating assets. Actual 1994 sales generated by this segment and included in the accompanying consolidated statements of income, since acquisition, were approximately $29.9 million.

Cost of sales as a percentage of net sales increased approximately 3.2% on a pro forma basis over 1993 levels. This increase is primarily attributable to comparable raw material price increases experienced by this segment during 1994.

SG&A expenses were down approximately $2.9 million dollars on a pro forma basis during 1994 as compared to such expenses in the preceding year. However, as a percentage of net sales such costs were virtually unchanged, reflecting the corresponding decline in sales noted above.

The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisition of Kentile been consummated at the beginning of the periods presented or of future operations of the company. See Note 2 of Notes to Consolidated Financial Statements, contained elsewhere in this report, for a further explanation of the acquisition.

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased approximately $758,000 during 1994 as compared to such expenses incurred in the preceding year. This represents a decrease of less than 1% of consolidated revenues and is primarily the result of lower professional costs incurred in the current year.

         OTHER INCOME AND EXPENSE, NET

Other income and expense, net for 1994 of approximately $2.8 million is comprised of $1.4 million in gains from the sales of real estate assets, $1.2 million from realized gains on the sale of marketable securities, $46,000 in income from equity investments which represents nonrecurring cash distributions, and $171,000 in miscellaneous other income.

The 1993 components of other income and expense, net were as follows: approximately $1.1 million in gains from the sale of real estate; the recovery of $744,000 in previously recorded unrealized losses on marketable securities; $578,000 in income from equity investments; and $1.7 million in other income. During 1993, the Registrant received a $2 million settlement from Metex' insurance carrier in connection with the class action civil suit brought by the former shareholders of Metex. This settlement is included in other income in 1993, net of approximately $450,000 of costs incurred in the defense of this action incurred during 1993. All such defense costs incurred prior to 1993 were included in general and administrative expenses.

RESULTS OF OPERATIONS 1993 AND 1992

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

Mortgage interest expense associated with the Registrant's real estate portfolio decreased by $543,000 during 1993 versus that incurred during 1992. This decrease of 9% results from mortgage amortization of approximately $5 million as well as the maturity of certain mortgages and is offset by a full year of interest associated with mortgages secured by properties acquired by the Registrant in mid-1992.

Depreciation expense for 1993 decreased by approximately $165,000 or 3% from such expense in 1992. This decrease results from the reclassification of depreciation on the Registrant's hotel properties to operating expenses and from the sale of several properties in 1993 and 1992.

Other operating expenses associated with those properties managed by the Registrant increased by approximately $1,068,000 during 1993 versus such expenses incurred in 1992. This increase primarily results from a full year of operating costs incurred in connection with the leasing of two hotel properties which accounts for $880,000 of this increase, while the timing of certain maintenance costs and additional lease renewal costs incurred in 1993 account for the remaining increase of approximately $188,000.

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
                                                         =======  =======

Net sales of the antenna systems segment decreased by $3,415,000 or 14% during 1993 as compared to such sales in 1992. This decrease is the result of continued weakness in the U. S. Military and commercial aviation markets. Sales by Dorne & Margolin during 1993 were 23% lower than those of 1992. As a result of the mid-1992 acquisition of D&M/Chu by the Registrant and therefore a full year of sales in 1993, sales of D&M/Chu increased by 9% during this period. The reductions in military and commercial sales continue to seriously effect the Registrant's antenna systems segment and management is concentrating on reversing this trend.

Cost of sales as a percentage of net sales of the antenna systems segment increased in 1993 by approximately 2% from 1992 levels. This increase is primarily the result of changes in the mix of product sales and differences in the gross margins of Dorne & Margolin and D&M/Chu product lines.

SG&A expenses of the antenna systems segment have increased by $982,000 in 1993. This is a result of a full year of SG&A costs associated with D&M/Chu in 1993 versus only nine months of such costs in 1992 and from approximately $365,000 in costs incurred in 1993 as a result of the decision to consolidate the operations of D&M/Chu into that of Dorne & Margolin.

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
                                                         =======  =======

Net sales generated by the engineered products segment increased by $824,000 during 1993 versus that of 1992. Sales of Metex decreased by $1,540,000 during this period, while sales of AFP Transformers increased $2,364,000. This increase in the sales of AFP Transformers is primarily the result of the Registrant's acquisition of the operating assets of Isoreg Corporation, a manufacturer of Epoxycast transformers, in October 1992.

Cost of sales as a percentage of net sales increased approximately 3% during 1993. This increase is primarily the result of lower profit margins on knitted wire sales resulting from lower automotive and European sales.

SG&A expenses of the engineered products segment increased $380,000 during 1993, as compared to such costs in 1992. This increase of approximately 1% as a percentage of net sales results from additional SG&A costs of AFP Transformers including the costs associated with the relocation of operations of Isoreg, which was acquired in October 1992, from Massachusetts to New Jersey.

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased $270,000 in 1993 from a year earlier. This decrease is primarily the result of lower professional fees incurred in 1993 and represents a change of less than 1% of consolidated revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994, the Registrant's current liabilities exceeded current assets by approximately $5.2 million. The change in working capital since December 31, 1993 has resulted from financing the purchase of long-term assets utilizing short-term borrowings primarily in connection with the acquisition of Kentile. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they become due.

The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate. At December 31, 1994 there was $6 million outstanding under this facility. The maximum amount outstanding under this facility during 1994 was approximately $6.6 million. This demand facility is reviewed by the bank annually on May 31.

On March 14, 1994, the Registrant purchased substantially all of the operating assets of Kentile Floors for approximately $9.6 million, of which approximately $6.5 million consists of new bank financing. See Note 2 to Consolidated Financial Statements, "Acquisition of Operating Companies."

Kentile maintains a revolving credit facility with a bank which provides for maximum borrowings of the lessor of $7 million or the borrowing base, as defined, at the bank's prime lending rate plus 1 1/2%. Such borrowings are collateralized by all accounts receivable, inventory and equipment of Kentile.

At December 31, 1994 approximately $4.6 million was outstanding under this facility, which matures in April 1996 and includes, among other things, several financial covenants regarding capital expenditures and debt-to-equity ratios. At December 31, 1994 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver of the debt-to-equity covenant through March 31, 1996 and the capital expenditure covenant through December 31, 1995.

The Registrant has undertaken the completion of environmental studies and remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Registrant. To date settlements have been reached with several carriers in this matter. Those recoveries anticipated to be received within twelve months are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. See Item 1, "Business-Environmental Regulations," Item 3, "Legal Proceedings" and Note 16 to Consolidated Financial Statements, "Contingencies."

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

BUSINESS TRENDS

Total revenues of the Registrant increased over $37 million or 54% during 1994 as compared to such results of the preceding year. Of these additional revenues approximately $30 million, were generated by Kentile, since its acquisition by the Registrant in March 1994. The Registrant's real estate and engineered products segments also contributed to the increased revenues during the year, while sales of the antenna systems segment continued to decline.

The improved results of the Registrant's real estate operations reflect the renewal of existing leases at higher rents and improved results from the Registrant's hotel properties. These results can be expected to continue in the future as older leases are renewed with current market rates.

The Registrant's engineered products segment continues to reflect sales growth in virtually all market segments. This has resulted in an increase of $7,868,000 or 28% in revenues during the year versus comparable 1993 results. With continued increases in U.S. automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue.

As noted above, the acquisition of Kentile has contributed approximately $30 million in sales during 1994. However, the operating results of Kentile, since acquisition, reflect a loss of $608,000. This is primarily attributable to lower than anticipated sales, changes in the Company's distribution network and higher raw material costs. Management is focusing on these issues and reversing the negative impact that they have on the operating results of the Registrant.

The results of the Registrant's antenna systems segment reflect an 8% decline in sales as compared to 1993. This segment experienced a $1.5 million loss from operations during the year primarily as a result of the following: reductions in sales; the recording of inventory realization allowances as a result of the continuing decline in military sales and the uncertainty that such sales will increase in the future; and additional costs incurred in the manufacture of certain products as a result of the transition of personnel and the consolidation of facilities. Several management changes have recently been made including naming a new President for this segment. The business is focused on reversing the declining revenue and profit trend and is seeking new markets and new applications for its products.

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

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Registrant for the 1995 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Registrant for the 1995 Annual Meeting of Stockholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Registrant for the 1995 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Registrant for the 1995 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 11, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       PAGE

         Report of Independent Public Accountants                      F-1
         Consolidated Balance Sheets as of December 31, 1994 and 1993  F-2
         Consolidated Statements of Income for the Years               F-3
           Ended December 31, 1994, 1993 and 1992                      to
                                                                       F-4
         Consolidated Statements of Stockholders' Equity for           F-5
           the Years Ended December 31, 1994, 1993 and 1992
         Consolidated Statements of Cash Flows for the                 F-6
           Years Ended December 31, 1994, 1993 and 1992                to
                                                                       F-8
         Notes to Consolidated Financial Statements                    F-9
                                                                       to
                                                                       F-26
     (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II     --   Allowance for Doubtful Accounts          F-27
         Schedule III    --   Real Property Held for Rental and        F-28
                                Accumulated Depreciation
         Schedule IV     --   Mortgage Loans on Real Estate            F-29

     (3) Supplementary Data

         Quarterly Financial Data (Unaudited)                          F-30

         Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1994.

(c) Exhibits

                  3.1. Amended and restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1993).

                  3.2. By-laws of the Registrant (incorporated by reference to exhibit 3 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1980).

                 *10.1.      1988 Incentive Stock Option Plan of the
Registrant, as amended.

                 *10.2.      1988 Joint Incentive and Non-Qualified Stock Option
Plan, as amended.

                  10.3. Employment Agreement dated as of January 1, 1990 by and between the Registrant and A. F. Petrocelli (incorporated by reference to exhibit 10.9 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1989).

                  10.4. Amendment dated as of December 3, 1990 to Employment Agreement dated as of January 1, 1990, by and between the Registrant and A. F. Petrocelli (incorporated by reference to exhibit 10.10 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1990).

                  10.5. Amendment dated as of June 8, 1993 to Employment Agreement dated as of January 1, 1990 by and between the Registrant and A. F. Petrocelli (incorporated by reference to exhibit 10.5 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1993).

                  10.6. Employment Agreement dated as of July 1, 1991 by and between the Registrant and Dennis S. Rosatelli (incorporated by reference to Exhibit 10.10 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

                  10.7. Option Agreement dated June 20, 1991 between the Registrant and A. F. Petrocelli (incorporated by reference to Exhibit 10.12 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

                  10.8. Form of Option Agreements dated July 17, 1991 between the Registrant and Robert L. Frome, Howard M. Lorber, Arnold S. Penner, Dennis S. Rosatelli (incorporated by reference to Exhibit 10.13 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1991).

                  10.9. Amendment dated as of April 16, 1993 to Option Agreement dated as of July 17, 1991 by and between the Registrant and Robert L. Frome (incorporated by reference to exhibit 10.9 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1993).

                  10.10. Amended and Restated Asset Purchase Agreement dated as of July 9, 1993 by and between the Registrant and Kentile Floors, Inc. (incorporated by reference to Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated March 28, 1994).

                  *21.       Subsidiaries of the Registrant

                  *23.       Accountants' consent to the incorporation by
reference in Registrant's Registration Statements on Form S-8 of the Report of Independent Public Accountants included herein.







-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNITED CAPITAL CORP.


Dated:  MARCH 22, 1995                         By:/s/ A. F. Petrocelli
                                                  -----------------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  MARCH 22, 1995                         By:/s/ A. F. Petrocelli
                                                  -----------------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Dated:  MARCH 22, 1995                         By:/s/ Howard M. Lorber
                                                  -----------------------------
                                                  Howard M. Lorber
                                                  Director

Dated:  MARCH 22, 1995                         By:/s/ Arnold S. Penner
                                                  -----------------------------
                                                  Arnold S. Penner
                                                  Director

Dated:  MARCH 22, 1995                         By:/s/ Dennis S. Rosatelli
                                                  -----------------------------
                                                  Dennis S. Rosatelli
                                                  Chief Financial Officer,
                                                  Chief Accountant, Secretary
                                                  and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
   and Stockholders of

                United Capital Corp.:

We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 22, 1995

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994 AND 1993

                                            ASSETS                                  1994                  1993
                                                                                ------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  1,656,688          $  3,749,301
   Marketable securities                                                             594,070             1,718,277
   Notes and accounts receivable, net of allowance for doubtful
     accounts of $667,545 and $285,545, respectively                              18,994,192            13,681,863
   Inventories                                                                    13,114,559             8,069,275
   Prepaid expenses and other current assets                                       5,579,896               634,056
   Deferred income taxes                                                             784,849               609,078
                                                                                ------------          ------------

                Total current assets                                              40,724,254            28,461,850
                                                                                ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                12,496,911             8,913,186

REAL PROPERTY HELD FOR RENTAL, net                                                75,071,300            74,392,684


NONCURRENT NOTES RECEIVABLE                                                          696,228               822,541


OTHER ASSETS                                                                       7,004,709             2,030,641


DEFERRED INCOME TAXES                                                                348,086               261,062
                                                                                ------------          ------------
                Total assets                                                    $136,341,488          $114,881,964
                                                                                ============          ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $  9,755,590          $  8,309,052
  Borrowings under revolving credit facilities                                    10,614,889                     0
  Accounts payable and accrued liabilities                                        21,828,149            11,987,590
  Income taxes payable                                                             3,719,570             4,355,182
                                                                                ------------          ------------

              Total current liabilities                                           45,918,198            24,651,824


LONG-TERM LIABILITIES:
  Long-term debt                                                                  49,379,813            58,640,201

  Other long-term liabilities                                                      8,262,403             1,412,087
                                                                                ------------          ------------

              Total liabilities                                                  103,560,414            84,704,112
                                                                                ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.10 par value, authorized 7,500,000 shares;
    issued 6,051,266 and 6,063,261 shares, respectively                              605,127               606,326
  Additional paid-in capital                                                      14,531,320            14,921,406
  Retained earnings                                                               17,582,764            14,650,120
  Net unrealized gain on marketable securities, net of tax                            61,863                     0
                                                                                ------------          ------------

              Total stockholders' equity                                          32,781,074            30,177,852
                                                                                ------------          ------------

              Total liabilities and stockholders' equity                        $136,341,488          $114,881,964
                                                                                ============          ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                               1994                  1993                  1992
                                                                          -------------         -------------         -------------
REVENUES:
   Net sales                                                              $  84,900,410         $  48,740,541         $  51,332,283
   Rental revenues from real estate operations                               21,987,956            20,815,113            19,542,737
                                                                          -------------         -------------         -------------

                Total revenues                                              106,888,366            69,555,654            70,875,020
                                                                          -------------         -------------         -------------

COSTS AND EXPENSES:
   Cost of sales                                                             66,578,014            35,247,622            35,608,915
   Real estate operations-
     Mortgage interest expense                                                4,948,591             5,384,332             5,927,741
     Depreciation expense                                                     6,362,426             6,328,192             6,492,761
     Other operating expenses                                                 5,449,007             5,157,170             4,089,095
   General and administrative expenses                                        8,560,088             8,709,238             7,533,190
   Selling expenses                                                          11,223,631             4,989,382             5,075,225
                                                                          -------------         -------------         -------------

                Total costs and expenses                                    103,121,757            65,815,936            64,726,927
                                                                          -------------         -------------         -------------

                Income from operations                                        3,766,609             3,739,718             6,148,093
                                                                          -------------         -------------         -------------

OTHER INCOME (EXPENSE):
   Interest income and expense, net                                          (1,001,458)             (441,443)             (460,691)
   Other income and expense, net                                              2,819,493             4,113,097               117,510
                                                                          -------------         -------------         -------------

                Total other income (expense)                                  1,818,035             3,671,654              (343,181)
                                                                          -------------         -------------         -------------

   Income before income taxes                                                 5,584,644             7,411,372             5,804,912

   Provision for income taxes                                                 2,652,000             3,044,000             2,939,000
                                                                          -------------         -------------         -------------

   Income before cumulative effect of
     change in accounting principle                                           2,932,644             4,367,372             2,865,912

   Cumulative effect of change in
     accounting principle                                                             0               702,000                     0
                                                                          -------------         -------------         -------------

                Net income                                                $   2,932,644         $   5,069,372         $   2,865,912
                                                                          =============         =============         =============

                                                                                          1994              1993              1992
                                                                                       ---------         ---------         ---------
EARNINGS PER SHARE:
   Income before cumulative effect of
     change in accounting principle                                                    $     .48         $     .70             $ .44
   Cumulative effect of change in
     accounting principle                                                                      0               .11                 0
                                                                                       ---------         ---------         ---------

                Net income per common share                                            $     .48         $     .81             $ .44
                                                                                       =========         =========         =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                           6,169,031         6,267,540         6,569,215
                                                                                       =========         =========         =========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                                               Net Un-
                                                                                               realized
                                                                                               Gain on
                                                                                               Market-
                                                                                                able
                                                                                               Securi-
                                           Common Stock Issued       Additional                 ties,                      Total
                                        ------------------------      Paid-in     Retained      Net       Treasury     Stockholders'
                                         Shares         Amount        Capital     Earnings     of Tax      Stock          Equity
                                       -----------   -----------   ------------   -----------  -------  ------------   ------------
BALANCE -- January 1, 1992              10,079,305   $ 1,007,931   $ 28,283,446   $ 6,714,836  $     0  ($10,600,872)  $ 25,405,341

   Purchase and retirement of
     common shares                        (313,161)      (31,317)    (1,075,129)            0        0             0     (1,106,446)
   Net income                                    0             0              0     2,865,912        0             0      2,865,912
                                       -----------   -----------   ------------   -----------  -------  ------------   ------------

BALANCE -- December 31, 1992             9,766,144       976,614     27,208,317     9,580,748        0   (10,600,872)    27,164,807

   Purchase and retirement of
     common shares                      (3,703,583)     (370,358)   (12,290,341)            0        0    10,600,872     (2,059,827)
   Proceeds from the exercise
     of stock options                          700            70          3,430             0        0             0          3,500
   Net income                                    0             0              0     5,069,372        0             0      5,069,372
                                       -----------   -----------   ------------   -----------  -------  ------------   ------------

BALANCE -- December 31, 1993             6,063,261       606,326     14,921,406    14,650,120        0             0     30,177,852
                                       -----------   -----------   ------------   -----------  -------  ------------   ------------

   Purchase and retirement of
     common shares                        (124,916)      (12,491)    (1,009,548)            0        0             0     (1,022,039)
   Proceeds from the exercise of
     stock options                         112,921        11,292        619,462             0        0             0        630,754
   Change in net unrealized gain
     on marketable securities,
     net of tax                                  0             0              0             0   61,863             0         61,863
   Net income                                    0             0              0     2,932,644        0             0      2,932,644
                                       -----------   -----------   ------------   -----------  -------  ------------   ------------

BALANCE -- December 31, 1994             6,051,266   $   605,127   $ 14,531,320   $17,582,764  $61,863  $          0   $ 32,781,074
                                       ===========   ===========   ============   ===========  =======  ============   ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                               1994                  1993                  1992
                                                                            -----------          ------------          ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
     Net income                                                             $ 2,932,644          $  5,069,372          $  2,865,912
                                                                            -----------          ------------          ------------

     Adjustments to reconcile net income
       to net cash provided by
       operating activities-
         Depreciation and amortization                                        7,647,510             7,913,406             7,815,440
         Cumulative effect of change in
            accounting principle                                                      0              (702,000)                    0
         Net realized and unrealized
           (gains) losses on marketable
           securities                                                        (1,203,463)             (743,636)              723,040
         Changes in assets and liabilities
           net of effects from business
            acquisitions (A)                                                 (3,492,227)            1,445,967              (522,622)
                                                                            -----------          ------------          ------------

                Total adjustments                                             2,951,820             7,913,737             8,015,858
                                                                            -----------          ------------          ------------

                Net cash provided by operating
                  activities                                                  5,884,464            12,983,109            10,881,770
                                                                            -----------          ------------          ------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
     Purchase of marketable securities                                         (558,584)             (307,006)             (318,955)
     Proceeds from sale of marketable
       securities                                                             2,979,985                     0                 1,005
     Acquisition of property, plant and
       equipment                                                             (3,460,895)           (1,032,619)           (1,336,823)
     Cash paid in business acquisitions,
       net of cash acquired (B)                                              (2,688,565)                    0            (3,043,075)
                                                                            -----------          ------------          ------------

                Net cash used in investing
                  activities                                                 (3,728,059)           (1,339,625)           (4,697,848)
                                                                            -----------          ------------          ------------

                                                                                 1994                 1993                 1992
                                                                              -----------         ------------         ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Principal payments on mortgage
       commitments, notes and loans                                           ($8,605,981)        ($ 8,109,745)        ($19,624,906)
     Proceeds from mortgage commitments,
       notes and loans                                                                  0                    0           14,814,426
     Net borrowings under lines of credit                                       4,748,248                    0                    0
     Purchase and retirement of common
       shares                                                                  (1,022,039)          (2,059,827)          (1,106,446)
     Proceeds from the exercise of
       stock options                                                              630,754                3,500                    0
                                                                              -----------         ------------         ------------

                Net cash used in financing
                  activities                                                   (4,249,018)         (10,166,072)          (5,916,926)
                                                                              -----------         ------------         ------------

                Net increase (decrease) in cash and
                  cash equivalents                                             (2,092,613)           1,477,412              266,996

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          3,749,301            2,271,889            2,004,893
                                                                              -----------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                  $ 1,656,688         $  3,749,301         $  2,271,889
                                                                              ===========         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                               $ 6,381,748         $  6,232,273         $  7,179,036
       Taxes                                                                    2,756,291            2,415,213            4,474,294
                                                                              ===========         ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING
     ACTIVITIES (B):
       Acquisition of businesses and real
         properties held for rental-
           Purchase price                                                     $ 9,607,000         $          0         $  5,807,500
           Cash paid                                                           (3,140,000)                   0           (3,635,526)
                                                                              -----------         ------------         ------------

                Assumption of debt                                            $ 6,467,000         $          0         $  2,171,974
                                                                              ===========         ============         ============

                                      F-7

                    (A)  Changes in assets and liabilities, net
                         of effects from business acquisitions
                         for the years ended December 31, 1994,
                         1993 and 1992 are as follows:

                                                                          1994                1993               1992
                                                                       -----------        -----------        -----------
           Decrease (increase) in notes
              and accounts receivable, net                             ($  359,743)       ($1,484,155)       $ 2,135,313
           Decrease (increase) in inventories                             (461,966)            65,708          1,340,038
           Decrease (increase) in prepaid
              expenses and other current assets                         (4,084,920)          (139,319)           136,960
           Decrease (increase) in deferred income
              taxes                                                        523,049         (1,153,518)          (672,806)
           Increase in real property held for
              rental, net                                               (5,321,617)          (182,537)          (106,371)
           Decrease (increase) in noncurrent
              notes receivable                                             126,313            (32,131)          (511,505)
           Decrease (increase) in other assets                          (3,105,846)          (259,159)           632,869
           Increase (decrease) in accounts
              payable and accrued liabilities                            2,977,799          3,639,305         (2,823,652)
           Increase (decrease) in income
              taxes payable                                               (635,612)         1,460,374           (680,611)
           Increase (decrease) in other
              long-term liabilities                                      6,850,316           (468,601)            27,143
                                                                       -----------        -----------        -----------

                Total                                                  ($3,492,227)       $ 1,445,967        ($  522,622)
                                                                       ===========        ===========        ===========

                    (B)  Acquisition of Chu Associates, Inc. and
                         Isoreg Corporation in 1992 and Kentile,
                         Inc. in 1994 -- See Note 2 to
                         Consolidated Financial Statements.




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992




(1)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

       NATURE OF BUSINESS-

         United Capital Corp. (the "Registrant") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of resilient vinyl flooring, antenna systems, and engineered products.

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

       MARKETABLE SECURITIES-

         Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the consolidated balance sheet only if the Registrant has the positive intent and ability to hold those securities to maturity. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term will be measured at fair value and classified as trading securities. For the purpose of calculating realized gains and losses, the cost of investments sold is determined using the first-in, first-out method. Unrealized gains and losses on trading securities are included in current earnings. All securities not classified as trading or held-to-maturity are classified as available-for-sale and measured at fair value. Unrealized gains and losses on securities available-for-sale are recorded net, as a separate component of stockholders' equity until realized. Management determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

         The Registrant adopted Statement of Financial Accounting Standard No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. The effect of the adoption increased stockholders' equity by approximately $350,000, net of tax at such date.

         Under the previous accounting policy, securities were carried at the lower of cost or market value with a charge to income for unrealized holding losses. Unrealized gains were recognized only to the extent that previously unrealized losses had been recognized. As prescribed, this new standard was not applied retroactively to prior years.

       INVENTORIES-

         Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead.

         The first-in, first-out (FIFO) method is used to determine the cost of inventories in all of the Registrant's business segments, except the resilient vinyl flooring operations, which utilizes the last-in, first-out (LIFO) method. Approximately 32% of the Registrant's December 31, 1994 inventories are valued using the LIFO method. Had the FIFO method been used to cost all inventories, the amount at which inventories are stated would have been approximately $306,000 less at December 31, 1994.

         The components of inventory at December 31, 1994 and 1993 are as follows-

                                             1994              1993
                                          -----------      ----------

           Raw materials                  $ 4,813,658      $4,261,991
           Work in process                  2,628,595       2,195,927
           Finished goods                   5,672,306       1,611,357
                                          -----------      ----------

                                          $13,114,559      $8,069,275
                                          ===========      ==========

       DEPRECIATION AND AMORTIZATION-

         Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows-

           Real property held for rental-
              Buildings                               7 to 39 years
              Equipment                               5 to 7 years

           Property, plant and equipment-
              Buildings and improvements              18 to 40 years
              Machinery and equipment                 3 to 10 years

       PREPAID EXPENSES AND OTHER CURRENT ASSETS-

         The Registrant capitalizes certain promotional materials in connection with its resilient vinyl flooring operations. These costs are classified as prepaid assets until the materials are distributed to the market place. Selling expense is recorded when materials are distributed.

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

       RESEARCH AND DEVELOPMENT-

         The Registrant expenses research, development and product engineering costs as incurred. Approximately $814,000, $618,000 and $713,000 of such costs were incurred by the Registrant in 1994, 1993 and 1992, respectively. Provisions for losses are made for research and development contracts when the estimated costs under such contracts exceed the proceeds.

       NET INCOME (LOSS) PER COMMON SHARE-

         Net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented.

       PRIOR YEAR FINANCIAL STATEMENTS-

         Certain amounts have been reclassified in the December 31, 1993 and 1992 financial statements and notes thereto to present them on a basis consistent with the current year.

(2)  ACQUISITION OF OPERATING COMPANIES:

       On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc. ("Kentile"), purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile Floors") for approximately $9.6 million. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash.

       The $3.1 million cash payment included $775,000 that was advanced to Kentile Floors by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994. These funds were used by Kentile Floors to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

       In November 1992, Kentile Floors filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent thereto, the Registrant acquired a 1/3 equity interest in Kentile Floors together with an option to purchase an additional equity interest in the future. In consideration for this interest and option in Kentile Floors, the Registrant provided a $2 million letter of credit to partially guarantee borrowings under Kentile Floors' asset-based lending agreement. The letter of credit arrangement was made pursuant to Bankruptcy Court approval on a priority basis. In light of the uncertain outcome of Kentile Floors' bankruptcy proceedings, no value was assigned to the equity interest acquired by the Registrant.

       The acquisition of Kentile has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands)-

         Net current assets and liabilities                    $ 4,690
         Property, plant and equipment                           2,608
         Noncurrent assets                                       2,463
         Long-term liabilities                                    (154)
                                                               -------

                  Allocated purchase price                     $ 9,607
                                                               =======

       The results of operations of Kentile have been included in the accompanying consolidated statements of income from the date of acquisition, March 14, 1994.

       Included in prepaid expenses and other current assets in the accompanying December 31, 1994 consolidated financial statements is approximately $800,000 related to unutilized equipment acquired in the acquisition of Kentile, which is to be sold under a contract entered into in March 1995. The Registrant has valued the equipment in accordance with this agreement and included this transaction in the allocation of the purchase price, noted above. Accordingly, no gain has been recognized in the accompanying consolidated financial statements.

       In February 1994, the Registrant also acquired the underlying mortgage secured by Kentile Floors' South Plainfield facility for $2,250,000. This note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. The Registrant has accounted for this mortgage as an insubstance foreclosure and, accordingly, recorded the purchase price as a component of real property held for rental in the accompanying consolidated balance sheet.

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

         Net current assets and liabilities                    ($  157)
         Property, plant and equipment                           5,181
         Noncurrent assets                                         860
         Long-term liabilities                                  (2,054)
                                                               -------

                      Allocated purchase price                 $ 3,830
                                                               =======

       The results of operations of D&M/Chu have been included in the accompanying consolidated statements of income from the date of acquisition.

       The following unaudited pro forma consolidated results of operations of the Registrant assume that the acquisition of D&M/Chu had occurred at the beginning of 1992 and that the acquisition of Kentile had occurred at the beginning of 1993 and 1994. In addition to combining historical results of operations of the companies, the pro forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.

             UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                              1994      1993      1992
                                            --------  --------  -------

         Revenues                           $113,952  $119,870  $73,083
                                            ========  ========  =======

         Net income                         $  2,051  $  4,117  $ 2,758
                                            ========  ========  =======

         Net income per common share        $    .33  $    .66  $   .42
                                            ========  ========  =======

       The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions of D&M/Chu or Kentile been consummated at the beginning of the periods presented or of future operations of the combined companies.

       In October 1992, AFP Transformers, Inc. ("AFP Transformers"), a wholly-owned subsidiary of the Registrant, purchased the operating assets of Isoreg Corporation in a foreclosure sale from a bank for approximately $761,000, including all costs associated with the acquisition. The results of operations of AFP Transformers have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results have not been separately disclosed as amounts are not material.

(3)  REAL PROPERTY HELD FOR RENTAL:

       The Registrant is the lessor of real estate under operating leases which expire in various years through 2070.

       The following is a summary of real property held for rental at December
       31-

                                                 1994                1993
                                             ------------       ------------

         Land                                $ 12,244,736       $ 11,703,007
         Buildings                            114,395,602        107,947,423
                                             ------------       ------------

                        Total                 126,640,338        119,650,430
                                             ------------       ------------

         Less- Accumulated depreciation       (51,569,038)       (45,257,746)
                                             ------------       ------------

                                              $75,071,300        $74,392,684
                                             ============       ============

       As of December 31, 1994, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

         Year Ended December 31-
           1995                                           $13,725,000
           1996                                            11,843,000
           1997                                            10,604,000
           1998                                             9,337,000
           1999                                             8,390,000
           Thereafter                                      50,786,000
                                                         -------------

         Total Minimum Future Rentals                    $104,685,000
                                                         =============

       Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income in 1994, 1993 and 1992 were approximately $915,000, $1,037,000, and $1,271,000, respectively.

       Included in 1992 percentage rents are approximately $520,000 collected from a tenant as a result of an arbitration award. These amounts were earned over a four-year period but not previously accrued.

(4)  PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment is principally used in the Registrant's manufacturing operations and consists of the following at December 31-

                                               1994            1993
                                           ------------   ------------

         Land                              $  1,189,369   $  1,132,950
         Buildings and improvements           5,276,556      3,888,953
         Machinery and equipment             11,008,466      7,731,628
                                           ------------   ------------
                                             17,474,391     12,753,531

         Less- Accumulated depreciation      (4,977,480)    (3,840,345)
                                           ------------   ------------

                                           $ 12,496,911   $  8,913,186
                                           ============   ============

       At December 31, 1994 property, plant and equipment includes approximately $2.3 million of land and buildings used in the Registrant's D&M/Chu antenna business. These operations are being consolidated with those of the Registrant's Dorne & Margolin subsidiary. The Registrant has leased one of the D&M/Chu facilities (which is classified as real property held for rental at December 31, 1994) at rates which are sufficient to cover the carrying costs of the property, and is exploring possibilities to lease the remaining facility and to develop the unused land at the site.

(5)  MARKETABLE SECURITIES:

       The aggregate market value of marketable securities, which were all available-for-sale, was $594,070 at December 31, 1994, while gross unrealized holding gains were $61,863 on a net of tax basis. At December 31, 1993 the aggregate market value and the gross unrealized holding gains of the Registrant's marketable security portfolio were $2,296,318 and $578,041, respectively.

       Proceeds from the sales of securities, which were designated as available-for-sale in 1994, and the resulting gross realized gains and losses included in the determination of net income for the years ended December 31, 1994, 1993 and 1992 are as follows-

                                     1994          1993         1992
                                 -----------   -----------  -----------

         Proceeds                $ 2,979,985   $         0  $     1,005
                                 ===========   ===========  ===========

         Realized gains          $ 1,233,389   $         0  $    20,596
                                 ===========   ===========  ===========

         Realized losses         ($   29,926)  $         0  $         0
                                 ===========   ===========  ===========

(6)  NOTES RECEIVABLE:

       Notes receivable consist of the following at December 31-

                                               1994            1993
                                            ----------      ----------

         Mortgage notes receivable (a)      $  722,913      $  908,509
         Advances to affiliate (b)                   0         775,000
         Due from related party (Note 11)      360,000         628,494
         Loan receivable (Note 11)                   0          88,333
                                            ----------      ----------

                                             1,082,913       2,400,336
         Less- Current portion included in
           notes and accounts receivable       386,685       1,577,795
                                            ----------      ----------

                                            $  696,228      $  822,541
                                            ==========      ==========

         (a) As partial consideration in the sale of several properties, the Registrant received mortgage notes in the aggregate amount of $2,080,000. The notes, which are secured by the properties sold, bore interest in 1993 and 1994 at various rates ranging between 8% and 15% and bear interest in future periods at rates ranging between 9% and 11%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008. One such note, with an original face amount of $200,000 was satisfied during 1994.

              In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $941,000 and $991,000 at December 31, 1994 and 1993, respectively. The deferred gains are being recognized as income as payments are received under the note.

         (b) During 1993 the Registrant advanced $775,000 to Kentile Floors. Such advances were made on a priority basis pursuant to Bankruptcy Court approval granted in this matter. In 1992 the Registrant acquired a one-third interest in Kentile Floors subsequent to Kentile Floors' filing for protection under Chapter 11 of the U.S. Bankruptcy Code. In March 1994 the Registrant acquired the operating assets of Kentile Floors and such advances were included in the determination of the purchase price of this acquisition. See Note 2, "Acquisition of Operating Companies."

(7)  OTHER ASSETS:

       Other assets consist of the following at December 31-

                                                                                               1994                 1993
                                                                                           -----------          -----------
         Anticipated insurance recoveries (a)                                              $ 7,000,000          $         0
         Pensions - Note 14                                                                  2,378,000              570,000
         Deposits                                                                              848,744              396,584
         Equipment held for sale - Note 2                                                      800,000                    0
         Covenants not to compete                                                              403,717              602,545
         Cash surrender value of life insurance policies, net                                  294,447              342,427
         Patents, net of accumulated amortization                                              188,646              217,801
         Other                                                                                 235,962              228,206
                                                                                           -----------          -----------

                                                                                            12,149,516            2,357,563

         Less-  Amounts included in prepaid expenses and
                  other current assets                                                       5,144,807              326,922
                                                                                           -----------          -----------

                           Total other assets                                              $ 7,004,709          $ 2,030,641
                                                                                           ===========          ===========

         (a) In accordance with Staff Accounting Bulletin 92 the Registrant has recorded the anticipated recoveries from its insurance carriers in connection with the environmental investigation and remediation costs to be incurred at two of its manufacturing sites in New Jersey. See Note 16, "Contingencies."

(8)  LONG-TERM DEBT:

       Long-term debt consists of the following at December 31-


                                                   1994              1993
                                                -----------      -----------

         First mortgages on real property (a)   $50,516,000      $55,044,727
         Second mortgages on real property (b)      390,902          585,074
         Loan payable to bank (c)                 3,280,829        4,550,832
         Loan payable to bank (d)                 2,756,251        3,937,501
         Loan payable to bank (e)                   520,000                0
         Note payable (f)                         1,200,000        1,200,000
         Note payable (g)                                 0        1,158,335
         Other                                      471,421          472,784
                                                -----------      -----------

                                                 59,135,403       66,949,253
         Less- Current maturities                 9,755,590        8,309,052
                                                -----------      -----------

                                                $49,379,813      $58,640,201
                                                ===========      ===========

         (a) First mortgages bearing interest at rates ranging from 7.875% to 11% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from September 1995 through February 2010.

         (b) Second mortgages bearing interest at rates of approximately 10.125% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from October 2001 through November 2002.

         (c) In July 1992, the Registrant borrowed $6,350,000 from a bank to refinance a note to a former shareholder which was issued in connection with the merger of BMG Equities, Corp. ("BMG"). This note bore interest at the bank's prime lending rate plus 1/4% until April 1993 when it was converted to a fixed rate note at 6.2% for the remainder of the term. The note is due in 60 equal principal installments, together with accrued interest thereon, through July 1997. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. At December 31, 1994 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver for such noncompliance and has modified certain covenants through December 31, 1995. The Registrant believes it will be in compliance with the foregoing agreements.

         (d) In connection with the acquisition of the operating assets of Chu Associates, Inc., the Registrant entered into a $4,725,000 loan agreement with a bank. The loan bore interest at the bank's prime lending rate plus 1/4% until April 1993 when it was converted to a fixed rate note at 6.3% for the remainder of the term. The note is payable monthly, with 48 equal monthly principal installments beginning in May 1993. The loan agreement contains several financial covenants regarding working capital, net worth, capital expenditures and debt-to-equity ratios. At December 31, 1994 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver for such noncompliance and has modified certain covenants through December 31, 1995. The Registrant believes it will be in compliance with the foregoing agreements.

         (e) In connection with the acquisition of the operating assets of Kentile Floors the Registrant entered into a $600,000 term loan with a bank. The loan bears interest at the bank's prime lending rate plus 2% which was 10.5% at December 31, 1994. The loan is due in 60 equal principal installments, together with accrued interest thereon, through March 1999. Amounts outstanding are guaranteed by the Registrant and secured by the accounts receivable, inventory and equipment of Kentile. The loan contains, among other things, several financial covenants regarding capital expenditures and debt-to-equity ratios. At December 31, 1994 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver of the debt-to-equity covenant through March 31, 1996 and the capital expenditure covenant through December 31, 1995.

         (f) As partial consideration in the acquisition of D&M/Chu the Registrant issued a $1,200,000 note to the sellers. The note bore interest at 6.5% between May 1992 and May 1994. Thereafter the interest rate is adjusted annually by no more than a 1% increase or decrease from the rate of the immediately preceding twelve-month period to the published prime rate charged by U. S. banks. This rate was 6.75% between May and December 1994. The note requires quarterly interest payments and matures in May 1997. Under certain conditions, the Registrant may offset certain amounts against this note.

         (g) In connection with the acquisition of D&M/Chu the Registrant assumed a note held by the Massachusetts Industrial Finance Agency which was secured by one of D&M/Chu's manufacturing facilities. The note bore interest at 8.75% and was fully satisfied during 1994.

         The approximate aggregate maturities of these obligations at December 31, 1994 are as follows-

           1995                                    $9,755,590
           1996                                     9,608,669
           1997                                     7,563,472
           1998                                     4,962,717
           1999                                     4,649,138
           Thereafter                              22,595,817
                                                  -----------

                                                  $59,135,403
                                                  ===========

(9)    REVOLVING CREDIT FACILITIES:

        The Registrant maintains an unsecured line of credit arrangement with a bank which provides for borrowings up to $15,000,000 at the bank's prime lending rate, which was 8.5% at December 31, 1994 and 6% at December 31, 1993. This demand facility is reviewed by the bank annually on May 31. At December 31, 1994 there was $6 million outstanding under this facility. There were no borrowings outstanding under this facility at December 31, 1993.

        Borrowings under this facility are jointly and severally guaranteed by both the Registrant and its subsidiaries. Unless extended, any amounts outstanding are due and payable within 30 days of the expiration of this facility.

        Kentile maintains a revolving credit facility with a bank which provides for maximum borrowings of the lessor of $7 million or the borrowing base, as defined, at the bank's prime lending rate plus 1 1/2% which was 10% at December 31, 1994. Such borrowings are collateralized by all accounts receivable, inventory and equipment of Kentile. At December 31, 1994 approximately $4.6 million was outstanding under this facility which is due on demand and matures in April 1996. This facility includes, among other things, several financial covenants regarding capital expenditures and debt-to-equity ratios. At December 31, 1994 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver of the debt-to-equity covenant through March 31, 1996 and the capital expenditure covenant through December 31, 1995.

(10)   STOCKHOLDERS' EQUITY:

         AUTHORIZED CAPITAL AND TREASURY STOCK-

          The stockholders of the Registrant ratified a plan during the 1993 Annual Meeting of Stockholders to reduce the authorized capital of the Registrant to 7,500,000 shares of $.10 par value common stock. In addition, the Registrant has retired all shares of common stock previously held in treasury.

         STOCK OPTIONS-

          The Registrant has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Registrant's common stock at the fair market value at the date of grant. Under both plans, the options become exercisable in three equal installments, beginning one year from the date of grant. The 1988 Incentive Stock Option Plan (the "Incentive Plan") provides for the granting of incentive stock options not to exceed 325,000 options in the aggregate. The 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") provides for the granting of incentive or nonqualified stock options, also not to exceed 325,000 options in the aggregate.

          During 1993 employees of the Registrant were granted 83,000 and 43,000 options pursuant to the Joint Plan and Incentive Plan, respectively. Such options are exercisable at $11 per share subject to the vesting period noted above. Included in the 1993 grants are 70,000 and 30,000 options granted to the Chairman of the Board pursuant to the Joint Plan and Incentive Plan, respectively.

          At December 31, 1994, there were 119,516 and 49,594 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1993, 149,088 and 117,240 options were outstanding under the Joint Plan and Incentive Plan, respectively.

          In addition to options outstanding under the Joint Plan and Incentive Plan, 180,000 and 240,000 options were outstanding at December 31, 1994 and 1993, respectively. Such options were previously granted to Directors and certain officers of the Registrant and are presently exercisable at $5.50 per share, which price was equal to or greater than the market value per share on the date of grant. If unexercised, these options expire 30 days after the end of a Director's term. During 1994 directors of the Registrant exercised options to purchase 60,000 of such shares.

           Transactions involving stock options are summarized below-

                                                   1994            1993
                                               ------------     ------------

         Outstanding, beginning of year           506,328         391,017
         Granted                                        0         126,000
         Canceled                                 (44,297)         (9,989)
         Exercised                               (112,921)           (700)
                                               ------------     ------------

         Outstanding, end of year                 349,110         506,328
                                               ============     ============

         Exercisable, end of year                 268,443         380,328
                                               ============     ============

         Price range of options outstanding    $5.00-$16.38     $5.00-$16.38
                                               ============     ============

(11)   TRANSACTIONS WITH RELATED PARTIES:

        In April 1994, the Registrant participated in a $5 million loan transaction secured by a second mortgage covering a leasehold estate. The Registrant advanced $2,253,000 in connection with this loan. The remaining amounts were advanced by the following: Directors of the Registrant, $830,000; the wife of the Board Chairman, $1 million; Officers of the Registrant, $39,000; and $878,000 by unrelated parties.

        The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in February 1995. In addition, the participants received a commitment fee of 3% on their advances from the borrower.

        In February 1993, the Registrant participated in a $7.5 million loan transaction secured by a second mortgage covering the leasehold estate on a prime hotel property in New York City. During 1993 a total of $6,250,000 had been advanced, including approximately $1,652,000 by the Registrant, $2,532,000 by certain Directors, $200,000 by the wife of the Board Chairman, $100,000 by two adult daughters of a director, $100,000 by a trust under will in which a Director has a partial remainder interest and approximately $1,666,000 by unrelated parties.

        In connection with this loan, a commitment fee in the net amount of $270,000 was prorated among the participants in relation to the principal amount advanced and committed to be advanced by each participant. The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in December 1993.

        In June 1993 the Registrant advanced approximately $89,000 in connection with a $265,000 loan transaction secured by a first mortgage on a Brooklyn, New York property. The loan bore interest at 15% per annum, payable monthly, and matured and was fully satisfied in June 1994. A Director of the Registrant and an unrelated party also held 1/3 interests in this loan.

        In connection with the purchase of an interest in a real estate loan from a Director in 1992 the Registrant issued a note in the amount of $198,000. The note bore interest at 10% and was fully satisfied in February 1995.

        During 1994 and 1993 the Registrant advanced, in the aggregate, $360,000 and $3,411,833, respectively, to the Chairman of the Board. Such advances bore interest at 1% over the Registrant's borrowing rate under its revolving credit facility which was 8.5% at December 31, 1994 and 6% at December 31, 1993. Amounts outstanding at December 31, 1994 and 1993 of $360,000 and $628,494, respectively, together with accrued interest thereon were repaid in January 1995 and 1994, respectively.

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

        Under the provisions of SFAS 109, the Registrant has elected not to restate prior years' consolidated financial statements. The cumulative effect of this accounting change on years prior to 1993 resulted in a benefit of $702,000, or $.11 per share which is reflected in the accompanying consolidated statement of income for 1993. In addition, the effect of this change on income before cumulative effect of an accounting change in 1993 was an increase of approximately $700,000 or $.11 per share.

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

        The components of the net deferred tax asset (liability) at December 31, 1994 and 1993, are as follows-

                                                                                            1994                1993
                                                                                         -----------         -----------
           Realization allowances related to
              accounts receivable and inventories                                        $   588,407         $   433,199
           Basis differences relating to real
              property held for rental                                                     1,755,810           1,250,538
           Accrued expenses, deductible when paid                                          1,609,260           1,496,393
           Deferred revenue and profit (for tax purposes)                                   (291,168)           (247,422)
           Basis differences relating to business acquisitions                            (1,858,912)         (1,642,060)
           Property, plant and equipment                                                     137,769            (199,685)
           Pensions                                                                         (814,171)           (199,465)
           Other, net                                                                          5,940             (21,358)
                                                                                         -----------         -----------

                         Net deferred tax asset (liability)                                1,132,935             870,140

           Less- Current portion                                                             784,849             609,078
                                                                                         -----------         -----------

                         Noncurrent portion                                              $   348,086         $   261,062
                                                                                         ===========         ===========

                                      F-21

        Income tax provision (benefit) reflected in the accompanying consolidated statements of income for the years ended December 31, 1994, 1993 and 1992, is summarized as follows-

                                1994          1993          1992
                             -----------   -----------   -----------
           Current-
              Federal        $ 1,926,000   $ 2,511,000   $ 2,390,000
              State            1,131,000       770,000       705,000
           Deferred             (405,000)     (237,000)     (156,000)
                             -----------   -----------   -----------

                             $ 2,652,000   $ 3,044,000   $ 2,939,000
                             ===========   ===========   ===========

        A reconciliation of tax provision computed at statutory rates to the amounts shown in the accompanying consolidated statements of income for the years ended December 31, 1994, 1993 and 1992 is as follows-

                                                                            1994              1993               1992
                                                                         ----------        ----------        -----------
           Computed Federal income
             tax provision at statutory rates                            $1,899,000        $2,520,000        $ 1,974,000
           State income taxes, net of
             Federal income tax benefit                                     767,000           508,000            465,000
           Effect of basis differences arising from
             purchase accounting adjustments
             on pretax income                                                     0                 0            572,000
           Effect of difference between tax
             and book basis of properties sold                                    0                 0           (106,000)
           Other, net                                                       (14,000)           16,000             34,000
                                                                         ----------        ----------        -----------

                                                                         $2,652,000        $3,044,000        $ 2,939,000
                                                                         ==========        ==========        ===========

(13)   OTHER INCOME AND EXPENSE:

        The components of other income and expense in the accompanying consolidated statements of income for the years ended December 31, 1994, 1993 and 1992 are as follows-

                                                                              1994              1993              1992
                                                                           ----------        ----------        ---------
           Gain on sales of real estate assets                             $1,399,495        $1,109,591        $ 449,408
           Net realized and unrealized
              gains (losses) on
              marketable securities (a)                                     1,203,463           743,636         (723,040)
           Income from equity investments (b)                                  46,029           578,382          142,059
           Other (c)                                                          170,506         1,681,488          249,083
                                                                           ----------        ----------        ---------

                                                                           $2,819,493        $4,113,097        $ 117,510
                                                                           ==========        ==========        =========

        (a) In 1994 unrealized gains and losses on marketable securities, which were all available-for-sale, have been recorded net, as a separate component of stockholders' equity in accordance with SFAS 115. In prior years unrealized losses were included in the determination of net income while unrealized gains were only recognized to the extent of previously unrecognized losses. See
               Note 1.

         (b) Income from equity investments principally represents nonrecurring cash distributions received by the Registrant in connection with interests held in certain real estate ventures which were acquired in the 1991 merger with BMG. Such investments were valued at historical cost at the date of acquisition.

         (c) In 1993, the Registrant received a $2 million settlement from Metex' insurance carrier in connection with the class action civil suit brought by the former shareholders of Metex. This settlement is reflected in other income, net of approximately $450,000 of costs incurred in defense of this action during 1993. All defense costs incurred prior to 1993 were included in general and administrative expenses.

(14)   RETIREMENT PLAN:

         Certain of the Registrant's subsidiaries have noncontributory defined benefit pension plans that cover substantially all full-time employees of the engineered products segment and all hourly employees of the resilient vinyl flooring segment.

         The following table sets forth the funded status of the plans and amounts recognized in the Registrant's consolidated financial statements as of December 31, 1994 and 1993. The defined benefit plan covering the employees of the resilient vinyl flooring segment has been included here and in the accompanying consolidated financial statements since the acquisition of Kentile in March, 1994.


                                                                                           1994                  1993
                                                                                        ------------         -----------
           Accumulated benefit obligation:
              Vested                                                                    $  8,527,000         $ 1,565,000
              Nonvested                                                                      138,000             131,000
                                                                                        ------------         -----------

                                                                                        $  8,665,000         $ 1,696,000
                                                                                        ============         ===========

           Plan assets at fair value, primarily U. S. bonds,
              government-backed mortgage obligations
              and stocks                                                                $ 11,663,000         $ 2,055,000
           Projected benefit obligation                                                   (8,830,000)         (1,845,000)
                                                                                        ------------         -----------

           Plan assets in excess of projected benefit obligation                           2,833,000             210,000
           Effect of purchase accounting                                                  (1,873,000)           (156,000)
           Unrecognized net loss, net of amortization                                      1,418,000             516,000
                                                                                        ------------         -----------

           Pension benefit included in other assets                                     $  2,378,000         $   570,000
                                                                                        ============         ===========

         Net periodic pension (income) expense for 1994 and 1993 includes the following components-

                                                                                              1994                1993
                                                                                          -----------          ---------
           Service cost                                                                   $   249,000          $ 171,000
           Interest cost                                                                      524,000            122,000
           Actual return on plan assets                                                       242,000           (142,000)
           Net amortization and deferral                                                   (1,048,000)           (25,000)
                                                                                          -----------          ---------

                         Net periodic pension (income) expense                            ($   33,000)         $ 126,000
                                                                                          ===========          =========


         In determining the projected benefit obligation for 1994 and 1993, the weighted average assumed discount rate was 7.5% for both plans, while the rate of expected increases in future salary levels was 3.5% for those employees of the engineered products segment. No such escalation is required under the plan covering the employees of the resilient vinyl flooring segment. The expected long-term rate of return on assets used in determining net periodic pension cost was 9% and 8% for the engineered products and resilient vinyl flooring plans, respectively. No contributions were made during 1994 or 1993.

(15)   BUSINESS SEGMENTS:

         At December 31, 1994, the Registrant had four business segments: real estate investment and management, the manufacture and sale of resilient vinyl flooring, the manufacturing and sale of engineered products and the manufacture and sale of antenna systems. Information on the Registrant's business segments for 1994, 1993 and 1992 is as follows-

                                                                             1994              1993              1992
                                                                           ---------         ---------         ---------
                                                                                       (in thousands)
           Net revenues and sales-
              Rental revenues                                              $  21,988         $  20,815         $  19,543
              Resilient vinyl flooring                                        29,894                 0                 0
              Antenna systems                                                 19,495            21,098            24,513
              Engineered products                                             35,511            27,643            26,819
                                                                           ---------         ---------         ---------

                                                                           $ 106,888         $  69,556         $  70,875
                                                                           =========         =========         =========

           Operating income (loss)-
              Real estate investment and management                        $   5,038         $   3,946         $   3,033
              Resilient vinyl flooring                                          (608)                0                 0
              Antenna systems                                                 (1,527)              769             3,259
              Engineered products                                              2,477             1,585             2,687
                                                                           ---------         ---------         ---------

                                                                               5,380             6,300             8,979

           General corporate expenses                                         (1,613)           (2,561)           (2,831)
           Other income (expense), net                                         1,818             3,672              (343)
                                                                           ---------         ---------         ---------

                      Income before income taxes                           $   5,585         $   7,411         $   5,805
                                                                           =========         =========         =========

           Identifiable assets-
              Real estate investment and management                        $  92,421         $  86,668         $  88,453
              Resilient vinyl flooring                                        13,975                 0                 0
              Antenna systems                                                 15,580            17,686            18,899
              Engineered products                                             14,365            10,528             9,497
                                                                           ---------         ---------         ---------

                                                                           $ 136,341         $ 114,882         $ 116,849
                                                                           =========         =========         =========

         Through the Registrant's antenna systems segment, approximately 13%, 21% and 23% of consolidated revenues were derived from sales to the United States Government or its contractors in 1994, 1993 and 1992, respectively.

         Sales by the Registrant's engineered products segment to automobile original equipment manufacturers accounted for approximately 16%, 20% and 23% of 1994, 1993 and 1992 consolidated revenues, respectively.

(16)   CONTINGENCIES:

         The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

         The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

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

         As a result of the foregoing, the Registrant has not recorded a charge to operations for the environmental remediation, noted above, in the consolidated financial statements, as anticipated proceeds from insurance recoveries are expected to offset such liabilities. The Registrant has reached settlements with several insurance carriers in this matter. Those recoveries anticipated to be received within twelve months are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

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

         Effective January 1, 1994 the Registrant adopted the provisions of Staff Accounting Bulletin 92 and accordingly has recorded the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of prepaid expenses and other current assets and other assets in the Registrant's consolidated financial statements.

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

                                                                    SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS





                                                                                                            Write-offs
                                                                                                              Net of
                                                                                                            Recoveries
                                                                         Balance           Charged          of Accounts      Balance
                                                                           at                to             Previously         at
                                                                        Beginning         Costs and          Written         End of
                                                                        of Period         Expenses             Off           Period
                                                                      --------------    --------------    ---------------   --------
Allowance for doubtful accounts receivable:
     Year ended December 31, 1994                                        $285,545         $382,000         $      0         $667,545

     Year ended December 31, 1993                                         241,000           44,545                0          285,545

     Year ended December 31, 1992                                         228,000           13,000                0          241,000









           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                     UNITED CAPITAL CORP. AND SUBSIDIARIES        SCHEDULE III
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION

                                                                                                                           Costs
                                                           Mortgage              Initial Cost To Registrant             Capitalized
                                                            Loans             ---------------------------------        Subsequent to
                                                           Payable                                 Building and         Acquisition/
                 DESCRIPTION                               (Gross)              Land               Improvements         Improvements
                 -----------                             ------------         ------------         ------------         ------------
Shopping Centers and Retail Outlets-
   Culver, CA                                            $  5,662,369         $    841,811         $  7,576,296         $          0
   Northbrook, IL                                           6,138,104              897,246            8,075,215                    0
   Miscellaneous Investments                               31,997,356            6,250,592           55,575,449              764,864
                                                         ------------         ------------         ------------         ------------
                                                           43,797,829            7,989,649           71,226,960              764,864
                                                         ------------         ------------         ------------         ------------
Commercial Properties-
   Miscellaneous Investments                                5,443,595            2,491,993           26,216,525                    0
Day Care Centers and Offices-
   Miscellaneous Investments                                1,054,785              642,895            5,786,058            1,128,993
Hotel Properties-
   Miscellaneous Investments                                  416,403                    0            2,867,703                    0
Other-
   Miscellaneous Investments                                  194,290            1,120,199            6,381,814               22,685
                                                         ------------         ------------         ------------         ------------
                                                         $ 50,906,902         $ 12,244,736         $112,479,060         $  1,916,542
                                                         ============         ============         ============         ============

                                                                                                                      Life on Which
                                                                                                                      Depreciation
                                                 Gross Amount at Which                                                 in Latest
                                               Carried at Close of Period                                             Statment of
                                          ------------------------------------   Accumulated                           Income is
                                                     Building and     Total      Depreciation    Date of       Date    Computed
                 DESCRIPTION              Land       Improvements    (a) (c)         (b)       Construction  Acquired   (Years)
                 -----------            -----------  ------------ ------------  -----------    ------------  -------- -------------
Shopping Centers and Retail Outlets-
Culver, CA                              $  841,811   $  7,576,296  $  8,418,107  $ 3,390,352     N/A         1986        18
Northbrook, IL                             897,246      8,075,215     8,972,461    3,443,051     N/A         1987        18
Miscellaneous Investments                6,250,592     56,340,313    62,590,905   24,677,894     N/A         1986-94     10-39
                                       -----------   ------------   -----------   ----------
                                         7,989,649     71,991,824    79,981,473   31,511,297
                                       -----------   ------------   -----------   ----------
Commercial Properties-
   Miscellaneous Investments             2,491,993     26,216,525    28,708,518   11,916,543     N/A         1986-94     12-29
Day Care Centers and Offices-
   Miscellaneous Investments               642,895      6,915,051     7,557,946    4,957,250     N/A         1986-91     7-39
Hotel Properties-
   Miscellaneous Investments                     0      2,867,703     2,867,703    2,349,800     N/A         1986-87     10
Other-
   Miscellaneous Investments             1,120,199      6,404,499     7,524,698      834,148     N/A         1986-94     10-39
                                       -----------   ------------   ------------   ---------
                                       $12,244,736   $114,395,602  $126,640,338  $51,569,038
                                       ===========   ============  ============  ===========

Notes:
(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1994 are as follows-

                                                                                     1994                1993                1992
                                                                                ------------        ------------        ------------
Real property held for rental at beginning of period                            $119,650,430        $119,778,000        $119,059,092
Additions during the period-
   Acquisitions and improvements                                                   6,643,880             750,000           2,070,468
   Transfers from property, plant and equipment                                    1,420,927                   0                   0
                                                                                ------------        ------------        ------------
                                                                                 127,715,237         120,528,000         121,129,560
Deductions during period-
   Cost of real estate sold                                                        1,074,899             877,570           1,351,560
                                                                                ------------        ------------        ------------
                                                                                $126,640,338        $119,650,430        $119,778,000
                                                                                ============        ============        ============

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1994 are as follows-

                                                                                  1994                 1993                 1992
                                                                               -----------          -----------          -----------
Accumulated depreciation at beginning of period                                $45,257,746          $38,942,798          $32,587,172
Additions during the period-
   Provision for depreciation                                                    6,660,537            6,626,079            6,715,064
   Transfers from property, plant and equipment                                    134,065                    0                    0
                                                                               -----------          -----------          -----------
                                                                                52,052,348           45,568,877           39,302,236
Deductions during period-
   Accumulated depreciation of real estate sold                                    483,310              311,131              359,438
                                                                               -----------          -----------          -----------
                                                                               $51,569,038          $45,257,746          $38,942,798
                                                                               ===========          ===========          ===========

(c) The aggregate cost for Federal income tax purposes is approximately $182,860,000.

The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                    SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1994

                         DESCRIPTION                     INTEREST RATE           FINAL MATURITY DATE     PERIODIC PAYMENT TERMS
                         -----------                     -------------           -------------------     ----------------------

Mortgage note receivable in connection with sale   10.25% through October 1998;  November 2001       Principal and interest due
   of hotel property in Montgomery, Alabama        11% thereafter                                    monthly; in addition, principal
                                                                                                     payments of $25,000 are due in
                                                                                                     March 1993 and September 1994
                                                                                                     and $150,000 is due in November
                                                                                                     1998

Mortgage note receivable in connection with        8% through January 1993;      February 2002       Principal and interest due
   sale of hotel property in Beaumont, Texas       9% through January 1994;                          monthly; in addition principal
                                                   10% through January 2000;                         payments of $50,000 are due in
                                                   11% thereafter                                    February 1993 and $773,000
                                                                                                     at maturity

Mortgage note receivable in connection with sale   10%                           August 1, 2000      Principal and interest due
   of land and building in Waterbury, Connecticut                                                    monthly

Mortgage note receivable in connection with sale   9%                            December 31, 2008   Principal and interest due
   of land and building in Augusta, Georgia                                                          monthly

                                                                                                               Principal Amount
                                                                                                                 Loans Subject
                                                                                            Carrying             to Delinquent
                                                          Prior      Face Amount            Amount of           Principal or
                         DESCRIPTION                      Liens      of Mortgages           Mortgages (b)          Interest
                         -----------                      -----      ------------           ------------       -----------------


Mortgage note receivable in connection with sale           $0          $610,000              $242,588                 $0
   of hotel property in Montgomery, Alabama



Mortgage note receivable in connection with                 0           900,000               374,457                  0
   sale of hotel property in Beaumont, Texas



Mortgage note receivable in connection with sale            0           325,000                92,677                  0
   of land and building in Waterbury, Connecticut

Mortgage note receivable in connection with sale            0            45,000                13,191                  0
   of land and building in Augusta, Georgia                --        ----------              --------                 --
                                                           $0        $1,880,000              $722,913 (a)(c)          $0
                                                           ==        ==========              ========                 ==



NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1994 is as follows-

         Balance at beginning of period                      $ 908,509
         Additions during period-
           New mortgage loans                                        0
         Deductions during period-
           Collection of principal                            (185,596)
                                                             ---------

         Balance at end of period                            $ 722,913
                                                             =========

(b) In accordance with generally accepted accounting principles the gains from the sale of these properties are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1994:

       Mortgage note receivable in connection with sale of property in-

         Montgomery, Alabama                                   $265,575
         Beaumont, Texas                                        458,221
         Waterbury, Connecticut                                 186,536
         Augusta, Georgia                                        30,491
                                                               --------

                                                               $940,823
                                                               ========

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.

The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                            QUARTERLY FINANCIAL DATA

                                   (UNAUDITED)

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                          First       Second         Third        Fourth
                                                                         Quarter      Quarter       Quarter       Quarter
                                                                         -------      -------       -------       -------
         FOR THE YEAR 1994:
            Revenues                                                    $ 21,356      $ 30,061      $ 29,128      $ 26,343
                                                                        ========      ========      ========      ========

            Costs and expenses                                          $ 19,113      $ 28,185      $ 28,296      $ 27,528
                                                                        ========      ========      ========      ========

            Other income (expenses)                                     $    285      $    514      $  1,210      ($   191)
                                                                        ========      ========      ========      ========

            Net income                                                  $  1,442      $  1,410      $  1,132      ($ 1,051)
                                                                        ========      ========      ========      ========

            Per share data:
              Net income                                                $    .23      $    .23      $    .18      ($   .17)
                                                                        ========      ========      ========      ========

         FOR THE YEAR 1993:
            Revenues                                                    $ 17,832      $ 17,194      $ 16,838      $ 17,692
                                                                        ========      ========      ========      ========

            Costs and expenses                                          $ 16,513      $ 16,188      $ 16,097      $ 17,018
                                                                        ========      ========      ========      ========

            Other income (expense)                                      $    312      $  1,021      $  1,567      $    772
                                                                        ========      ========      ========      ========

            Income before cumulative effect of change
              in accounting principle                                   $    970      $  1,228      $  1,328      $    841
            Cumulative effect of change in accounting
              principle                                                      702             0             0             0
                                                                        --------      --------      --------      --------

            Net income                                                  $  1,672      $  1,228      $  1,328      $    841
                                                                        ========      ========      ========      ========

         Per share data:
            Income before cumulative effect of change
              in accounting principle                                   $    .16      $    .20      $    .21      $    .14
            Cumulative effect of change in accounting
              principle                                                      .11             0             0             0
                                                                        --------      --------      --------      --------

            Net income                                                  $    .27      $    .20      $    .21      $    .14
                                                                        ========      ========      ========      ========

                                      F-30