Form 10-K/A
period 1994-12-31
UNITED CAPITAL CORP /DE/
filed 1995-05-01
CIK 65358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                   FORM 10-KA
(Mark One)


[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

[X} TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from                            to

                         Commission file number 1-10104

                              UNITED CAPITAL CORP.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               04-2294493
- ------------------------------------------------------------------------------
(State or other jurisdiction          (I.R.S. employer identification no.)
 of incorporation or organization)

111 Great Neck Road, Great Neck, New York                      11021
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number, including area code: (516) 466-6464

Securities registered under Section 12(b) of the Exchange Act:



    Title of Each Class            Name of Each Exchange on Which Registered

Common Stock, $.10 par value              American Stock Exchange


Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $21,515,000

     The number of shares of the Registrant's $.10 par value Common Stock outstanding as of March 22, 1995 was 6,027,866.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

                                   MANAGEMENT

     As of April 1, 1995, the executive officers and directors of the Company are as follows:


          Name                 Principal Occupation                     Age
- ----------------------     --------------------------------          --------

A.F. Petrocelli            Chairman of the Board,                       51
                                President and Chief
                                Executive Officer of the
                                Company

Dennis S. Rosatelli        Vice President, Chief                        47
                                Financial Officer and
                                Secretary of the Company

Arnold S. Penner           Self employed real estate                    58
                                investor and broker

Howard M. Lorber           President of Hallman & Lorber                46
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

         HOWARD M. LORBER, has been a Director of the Company since May
1991. Mr. Lorber has been President of Hallman & Lorber Associates,
Inc., a consulting and actuarial firm for pension and profit sharing plans, since 1975. Mr. Lorber is Chairman of the Board of Directors of Nathan's. Mr. Lorber is a member of the Boards of Directors of New
Valley Corporation f/k/a Western Union Corp., Prime Hospitality Corp., and Alpine Lace Brands, Inc., and a Trustee of the Board of Long
Island University. Since before 1989, Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1989, 1990 and 1991.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth, for the Company's 1994 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the other most highly compensated executive officers of the Company other than the CEO who were executive officers of the Company during the fiscal year ended December 31, 1994 whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 1994.

                           SUMMARY COMPENSATION TABLE


                                                           Annual Compensation                       Long Term Compensation
                                            ---------------------------------------------       ------------------------------



                                                                                Other Annual                     All Other
       Name and Principal                                                       Compensation       Number of   Compensation
            Position                 Year        Salary($)         Bonus($)        ($)(1)           Options        ($)
- -------------------------------    -------  -------------------   ----------   --------------   -------------  ------------


A.F. Petrocelli,                     1994         $650,000         $700,000         0                  0             0
   Chairman of the                   1993          650,000          700,000         0               100,000          0
   Board, President                  1992          650,000          700,000         0                  0             0
   and Chief Executive
   Officer

Dennis S. Rosatelli,                 1994         $150,000          $60,000         0                  0             0
   Vice President and                1993          150,000           60,000         0                 5,000          0
   Chief Financial                   1992          135,000           60,000         0                  0             0
   Officer



(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 1994 FISCAL YEAR

          The Company granted no options during the fiscal year ended December 31, 1994.

FISCAL YEAR END OPTION VALUES

          The following table sets forth certain information regarding the options exercised and held by executive officers during the last fiscal year by each of the executive officers named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                                      Value of
                                                                                                    Unexercised
                                                                         Number of Securities       in-the-Money
                                                                               Underlying             Options
                                                                          Unexercised Options      at December 31,
                                                                                 at                    1994
                             Shares                                      December 31, 1994          Exercisable/
                            Acquired on                                      Exercisable/          Unexercisable
                             Exercise #         Value Realized($)          Unexercisable(#)           ($)(1)
Name                      -------------      ----------------------     ---------------------     ----------------
- ----

A.F. Petrocelli..........       25,000              $156,250(2)               158,333/              $387,500/0
                                                                               66,667(3)
Dennis S. Rosatelli......        0                    0                        26,667/               $77,500/0
                                                                                3,333(3)


- ----------------

(1) Based on the closing price of a share of Common Stock ($8.50 as reported by the American Stock Exchange ("AMEX") on December 31, 1994.)

(2) Based on the fair market value of a share of Common Stock on the date of exercise.

(2) The unexercisable options held by Messrs. Petrocelli and Rosatelli were not in the money at December 31, 1994.

EMPLOYEE RETIREMENT PLAN

     The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                     Projected Annual Benefit at Retirement


                                                   Years of Service
               ---------------------------------------------------------------------------------------

Salary              10             15             20             25             30             35
- ------         ------------   ------------   ------------   ------------   ------------   ------------

$ 20,000.......  $ 1,750        $ 2,625        $ 3,500        $ 4,375        $ 5,250        $ 6,125
  30,000.......    3,250          4,875          6,500          8,125          9,750         11,375
  40,000.......    4,750          7,125          9,500         11,875         14,250         16,625
  50,000.......    6,250          9,375         12,500         15,625         18,750         21,875
  60,000.......    7,750         11,625         15,500         19,375         23,250         27,125
  70,000.......    9,250         13,875         18,500         23,125         27,750         32,375
  80,000.......   10,750         16,125         21,500         26,875         32,250         37,625
  90,000.......   12,250         18,375         24,500         30,625         36,750         42,875
 100,000.......   13,750         20,625         27,500         34,375         41,250         48,125
 150,000.......   21,250         31,875         42,500         53,125         63,750         74,375


     The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1994.

     The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli seven years and Dennis S. Rosatelli six years, respectively.

     Subject to compensation limitations under the Employee Retirement Income Security Act of 1974, which was $150,000 in 1994, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1- 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

     Effective January 1, 1990, the Company entered into a five-year employment contract with Mr. Petrocelli which provides for a base salary of $650,000 per annum plus a bonus as determined by the Board of Directors. In the event of a change of control of the Company as defined in the employment agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to the greater of three years salary or the salary for the remainder of the initial term of the employment agreement and purchase outstanding options owned by Mr. Petrocelli. The employment agreement was amended in December 1990 to provide that it will be automatically extended after December 31, 1995 for successive one year terms unless either the Company or Mr. Petrocelli gives the other written notice that the employment agreement is terminated.

     Effective July 1, 1991, the Company entered into an employment agreement with Dennis S. Rosatelli which provides for a base salary of $125,000 per annum plus a bonus as determined by the Board of Directors. In January, 1993, the Board of Directors voted to increase Mr. Rosatelli's base salary to $150,000 for the year ended December 31, 1993.

STOCK OPTION AGREEMENTS

     On July 17, 1991 the Company entered into Stock Option Agreements with each of Howard M. Lorber, Arnold S. Penner and Dennis S. Rosatelli pursuant to which each of said individuals received presently exercisable five-year options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. Mr. Penner's options replaced 20,000 unexercised options granted to Mr. Penner in 1989 at an exercise price of $9.00 per share.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following table sets forth information concerning ownership of the Company's Common Stock, as of April 1, 1995, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:


         Name and Address                Shares              Percentage
       Of Beneficial Owner         Beneficially Owned         of Class
- -----------------------------    ----------------------      ----------


A.F. Petrocelli                    3,069,757(1)(2)             49.7%
111 Great Neck Road
Great Neck, NY 11021

Beverly Petrocelli                   500,000(2)                 8.3%
c/o 111 Great Neck Road
Great Neck, NY 11021

         Name and Address                Shares              Percentage
       Of Beneficial Owner         Beneficially Owned         of Class
- -----------------------------    ----------------------      ----------

Dennis S. Rosatelli                   28,667(3)                    *
111 Great Neck Road
Great Neck, NY 11021

Arnold S. Penner                      20,000(4)                    *
950 Third Avenue
23rd Floor
New York, NY 10022

Howard M. Lorber                      63,000(5)                 1.0%
70 E. Sunrise Highway
Valley Stream, NY 11581

All executive officers and         3,181,424(1)(3)(4)         50.9%
directors as a group                        (5)
(5 persons)

- --------------------

*Less than 1%

(1) Mr. Petrocelli owns directly 2,911,424 shares of Common Stock; presently exercisable options to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share; presently exercisable options to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, and presently exercisable options to purchase 33,333 shares of Common Stock at an exercise price of $11.00 per share. Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs. Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her husband, adult children and grandchildren.

(3) Mr. Rosatelli owns directly 2,000 shares of Common Stock and holds presently exercisable options to purchase 5,000 shares of Common Stock at an exercise price of $5.00 per share; presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share; and presently exercisable options to purchase 1,667 shares of Common Stock at an exercise price of $11.00 per share.

(4) Consists of presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share.

(5) Includes 18,700 shares owned by Mr. Lorber's wife, 24,300 shares owned by the Howard M. Lorber Irrevocable Trust and presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. Mr. Lorber disclaims beneficial ownership of all shares owned by Mr. Lorber's wife and the Howard M. Lorber Irrevocable Trust.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1994. Specific descriptions of these transactions are provided below.

     In connection with the purchase of an interest in a real estate loan from Arnold Penner in 1992 the Company issued a Note in the amount of $198,000. The Note bore interest at 10% per annum and was fully satisfied in February 1995.

     During 1994 the Company advanced, in the aggregate, $360,000 to A.F. Petrocelli. These advances bore interest at 1% over the Company's borrowing rate under its revolving credit facility. All amounts advanced have been repaid together with accrued interest thereon.

     In June 1993 the Company advanced approximately $89,000 in connection with a $265,000 loan transaction secured by a first mortgage on a Brooklyn, New York property. The loan bore interest at 15% per annum, payable monthly, and matured and was fully satisfied in June 1994. Arnold S. Penner and an unrelated party also hold 1/3 interests in this loan.

     In April, 1994, the Company participated in a $5,000,000 loan transaction secured by a second mortgage covering a leasehold estate. Five Million Dollars was advanced including approximately $2,253,000 by the Company and the balance by Beverly Petrocelli ($1,000,000), the Howard M. Lorber Irrevocable Trust ($500,000), Arnold S. Penner ($250,000), Dennis Rosatelli ($50,000), officers of the Company ($39,000) and certain unrelated parties, including a former Director ($908,000). The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in February 1995. In addition, the participants received a commitment fee of 3% on their advances from the borrower. Howard M. Lorber disclaims beneficial ownership of the participation interest held by the Trustees of the Howard M. Lorber Irrevocable Trust and A.F. Petrocelli disclaims beneficial ownership of the participation interest held by his spouse.

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

                                      UNITED CAPITAL CORP.




Dated:  May 1, 1995                   By:  /s/ Dennis Rosatelli
                                          ------------------------------------
                                          Dennis Rosatelli, Vice President and
                                          Chief Financial Officer