Form 10-Q
period 1995-03-31
UNITED CAPITAL CORP /DE/
filed 1995-05-12
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending March 31, 1995
                         ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ---------------------------

     Commission File Number:  1-10104
                            ---------------------------------------------------

                             UNITED CAPITAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        04-2294493
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

111 Great Neck Road, Suite 401, Great Neck, New York         11021
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  516-466-6464
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

          Common stock, $.10 par value -- 5,973,483 shares outstanding as of May 5, 1995.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                                      INDEX


                                                                        PAGE

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
          of March 31,1995 and December 31, 1994                            3

          Consolidated Statements of Income for
          the Three Months Ended March 31, 1995 and
          1994                                                              4

          Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1995 and
          1994                                                            5-6

          Notes to Consolidated Financial Statements                     7-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11-16



                            PART II OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

                           ASSETS                        1995            1994
                           ------                    ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents                         $2,176,694       $1,656,688
   Marketable Securities                                405,104          594,070
   Notes and accounts receivable, net                17,283,212       18,994,192
   Inventories                                       13,456,202       13,114,559
   Prepaid expenses and other current assets          2,153,256        5,579,896
   Deferred income taxes                                768,975          784,849
                                                   ------------     ------------

          Total current assets                       36,243,443       40,724,254
                                                   ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, net                   12,564,988       12,496,911


REAL PROPERTY HELD FOR RENTAL, net                   70,974,393       75,071,300


NONCURRENT NOTES RECEIVABLE                           3,340,476          696,228

OTHER ASSETS                                          6,915,008        7,004,709


DEFERRED INCOME TAXES                                   537,785          348,086
                                                   ------------     ------------


     Total assets                                  $130,576,093     $136,341,488

                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY                    1995            1994
- ------------------------------------                 ----------       ----------
CURRENT LIABILITIES:
   Current maturities of long-term debt              $8,894,405       $9,755,590
   Borrowings under revolving credit facilities       7,854,790       10,614,889
   Accounts payable and accrued liabilities          20,996,304       21,828,149
   Income taxes payable                               3,773,946        3,719,570
                                                   ------------     ------------

          Total current liabilities                  41,519,445       45,918,198

LONG-TERM LIABILITIES:
   Long-term debt                                    47,416,610       49,379,813
   Other long-term liabilities                        8,258,827        8,262,403
                                                   ------------     ------------

          Total liabilities                          97,194,882      103,560,414
                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock                                         602,157          605,127
   Additional paid-in capital                        14,276,268       14,531,320
   Retained Earnings                                 18,409,387       17,582,764
   Net unrealized gain on marketable
     securities, net of tax                              93,399           61,863
                                                   ------------     ------------

          Total stockholders' equity                 33,381,211       32,781,074
                                                   ------------     ------------

          Total liabilities and stockholders'
            equity                                 $130,576,093     $136,341,488
                                                   ============     ============




                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                      -------------------------------------------
                                                                       MARCH 31, 1995              MARCH 31, 1994
                                                                      ---------------              --------------
REVENUES:
   Net sales                                                              $23,554,444                $15,642,662
   Rental revenues from real estate operations                              5,448,635                  5,713,248
                                                                    -----------------               ------------

   Total revenues                                                          29,003,079                 21,355,910
                                                                    -----------------               ------------

COSTS AND EXPENSES:
   Cost of sales                                                           18,806,581                 11,354,597
   Real estate operations -
     Mortgage interest expense                                              1,213,723                  1,338,790
     Depreciation expense                                                   1,584,153                  1,591,732
     Other operating expenses                                               1,300,111                  1,152,645
   General and administrative expenses                                      2,453,227                  1,879,227
   Selling expenses                                                         2,887,810                  1,796,264
                                                                    -----------------               ------------

     Total costs and expenses                                              28,245,605                 19,113,255
                                                                    -----------------               ------------

     Income from operations                                                   757,474                  2,242,655
                                                                    -----------------               ------------

OTHER INCOME (EXPENSE):
   Interest expense, net of dividend and interest income                   (  281,183)                (  211,740)
   Other income and expense, net                                            1,076,332                    496,496
                                                                    -----------------               ------------

     Total other income (expense)                                             795,149                    284,756
                                                                    -----------------               ------------

     Income before income taxes                                             1,552,623                  2,527,411

Provision for income taxes                                                    726,000                  1,085,000
                                                                    -----------------               ------------

     Net income                                                     $         826,623               $  1,442,411
                                                                    =================               ============


Earnings per share:

     Net income per common share                                    $             .14               $        .23
                                                                    =================               ============


Weighted average number of common shares outstanding                        6,116,596                  6,196,509
                                                                    =================               ============




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                               1995                       1994
                                                                          -------------              ------------
Cash Flows From Operating Activities:
   Net income                                                              $  826,623                $  1,442,411
                                                                           ----------                ------------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
   Depreciation                                                             2,090,772                   2,044,576
   Net realized (gains) losses
     on marketable securities                                                 (66,555)                       ----
   Changes in assets and liabilities, net of
      effects from business acquisitions (A)                                3,709,163                  (1,327,449)
                                                                           ----------                ------------

      Total adjustments                                                     5,733,380                     717,127
                                                                           ----------                ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,560,003                   2,159,538
                                                                           ----------                ------------

Cash Flows From Investing Activities:
   Purchase of marketable securities                                             ----                    (258,866)
   Proceeds from sale of marketable securities                                302,931                        ----
   Acquisition of property, plant and equipment                              (500,419)                 (2,551,973)
   Cash paid in acquisition of operating business,
     net of cash acquired                                                       ----                   (2,673,000)
                                                                           ----------                ------------

      NET CASH USED IN INVESTING ACTIVITIES                                  (197,488)                 (5,483,839)
                                                                           ----------                ------------

Cash Flows From Financing Activities:
   Principal payments on mortgage commitments, notes and loans             (2,824,388)                 (1,909,282)
   Net borrowings under lines of credit                                    (2,760,099)                  3,393,000
   Purchase and retirement of common shares                                  (258,022)                   (131,246)
   Proceeds from exercise of stock options                                       ----                     222,500
                                                                           ----------                ------------

      NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                            (5,842,509)                  1,574,972
                                                                           ----------                ------------

Net increase (decrease) in cash and cash equivalents                          520,006                  (1,749,329)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      1,656,688                   3,749,301
                                                                           ----------                ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,176,694                $  1,999,972
                                                                          ===========                ============


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Continued)
                                   (UNAUDITED)

                                                                             1995                         1994
                                                                          -----------                  -----------
Supplemental Disclosures of Cash Flow
   Information:
      Cash Paid During the Period For:
         Interest                                                          $1,662,465                  $1,580,194
         Taxes                                                                840,467                   1,182,399
                                                                           ==========                  ==========


Supplemental Schedule of Noncash Investing
   and Financing Activities:
      Acquisition of operating business -
         Purchase price                                                 $           -                 $ 9,607,000

         Cash paid                                                                  -                  (3,140,000)
                                                                        -------------                 -----------
            Assumption of debt                                          $           -                 $ 6,467,000
                                                                        =============                 ===========


   See Notes to Consolidated Financial Statements  -
      "Business Acquisitions"

         (A) Changes in assets and liabilities, net of effects from business acquisitions, for the three months ended March 31, 1995 and 1994 are as follows:


Decrease in notes and accounts receivable, net                          $   1,710,980                $    794,936
Increase in inventories                                                      (341,643)                   (671,070)
Decrease (increase) in prepaid expenses
   and other current assets                                                 3,426,640                    (192,977)
Increase in deferred income taxes                                            (189,699)                   (196,132)
Increase  in real property held for rental, net                              (215,021)                   (349,843)
Decrease in noncurrent notes receivable                                         9,250                       7,993
Decrease (increase) in other assets                                            89,701                  (6,922,980)
Decrease in accounts payable and accrued liabilities                         (831,845)                   (887,744)
Increase in income taxes payable                                               54,376                      94,829
Increase (decrease) increase in other long-term liabilities                    (3,576)                  6,995,539
                                                                          -----------                 -----------

      Total                                                               $ 3,709,163                 ($1,327,449)
                                                                          ===========                 ============




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

         The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

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

         The $3.1 million cash payment includes $775,000 that was advanced to Kentile Floors by the Registrant during 1993 and was also partially derived from a total of $4 million in short-term borrowings by the Registrant during the first quarter of 1994. These funds were used by Kentile Floors to repay amounts outstanding under its asset-based lending agreement, thereby relieving the Registrant of its obligation under the letter of credit, discussed below.

         In November 1992, Kentile Floors filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent thereto, the Registrant acquired a 1/3 equity interest in Kentile Floors together with an option to purchase an additional equity interest in the future. In consideration for this interest and option in Kentile Floors, the Registrant provided a $2 million letter of credit to partially guarantee borrowings under Kentile Floor's asset-based lending agreement. The letter of credit arrangement was made pursuant to Bankruptcy Court approval on a priority basis. In light of the uncertain outcome of Kentile Floor's bankruptcy proceedings, no value was assigned to the equity interest acquired by the Registrant.

         The acquisition of Kentile has been accounted for under the purchase method of accounting and, accordingly, the purchase price, including associated costs of the acquisition, was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

         Net current assets and liabilities               $ 4,690
         Property, plant & equipment                        2,608
         Noncurrent assets                                  2,463
         Long-term liabilities                               (154)
                                                          -------

           Allocated purchase price                       $ 9,607
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

         The following unaudited pro-forma consolidated results of operations of the Registrant for the three months ended March 31, 1994, assume that the acquisition of Kentile had occurred at the beginning of such period. In addition to combining historical results of operations of the two companies, the pro-forma calculations include adjustments to historical assets, liabilities and results of operations which occur in a purchase.

                    Unaudited Pro-Forma Results of Operations

                                                        Three Months Ended
                                                          March 31, 1994
                                                        ------------------

         (In thousands except per share amounts)

         Revenues                                          $ 28,420
                                                           ========

         Net Income                                        $    560
                                                           ========

         Net Income Per Common Share                       $    .09
                                                           ========


         The above financial information is not necessarily indicative of the actual results that would have occurred had the acquisition of Kentile been consummated at the beginning of the period presented or of future operations of the combined companies.


         In February 1994, the Registrant also acquired the underlying mortgage secured by Kentile Floor's South Plainfield facility for $2,250,000. This note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. The Registrant has accounted for this mortgage as an in-substance foreclosure in 1994 and accordingly recorded the purchase price as a component of real property held for rental in the accompanying consolidated balance sheet at December 31, 1994. In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), effective January 1, 1995, the Registrant has revised its accounting for this acquisition to include such amounts in noncurrent notes receivable in the accompanying March 31, 1995 consolidated balance sheet.

MARKETABLE SECURITIES

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

The aggregate market value of marketable securities, which were all available-for-sale, was $405,104 and $594,070 at March 31, 1995 and December 31, 1994 respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $93,399 and $61,863 on a net of tax basis as of March 31, 1995 and December 31, 1994, respectively.

DEFERRED TAXES

The components of the net deferred tax asset (liability) at March 31, 1995 are as follows:

Realization allowances related to
  accounts receivable and inventories                          $ 588,407
Net unrealized (gain) loss on
  marketable securities                                          (15,874)
Basis differences relating to real
  property held for rental                                     1,945,509
Accrued expenses, deductible when paid                         1,609,260
Deferred revenue and profit (for
  tax purposes)                                                 (291,168)
Basis differences relating to certain
  investments obtained in the BMG merger                      (1,858,912)
Property, plant & equipment                                      137,769
Pensions                                                        (814,171)
Other, net                                                         5,940
                                                           -------------
Net deferred tax asset                                         1,306,760

Current portion                                                  768,975
                                                           -------------
Noncurrent portion                                         $     537,785
                                                           =============

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

         Effective January 1, 1994 the Registrant has adopted the provisions of Staff Accounting Bulletin 92 and accordingly has recorded the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of prepaid expenses and other current assets and other assets in the Registrant's consolidated financial statements.

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

COMMON STOCK

         During the first three months of 1995, the Registrant purchased and retired 29,700 shares of its common stock at a cost of $258,022. During the same period in 1994, 13,500 shares of the Registrant's common stock were purchased and retired at a cost of $131,246.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         Revenues for the three month period ended March 31, 1995 were $29,003,000, a $7,647,000 increase from comparable 1994 revenues. Net income for the period was $827,000 or $.14 per share as compared to net income of $1,442,000 or $.23 per share for the same period in 1994.


REAL ESTATE OPERATIONS

         Rental revenues from real estate operations decreased $265,000 for the three month period ended March 31, 1995, as compared to such revenues in the comparable period of 1994. This decrease is primarily the result of the collection of certain retroactive rental payments in the first quarter of 1994, which were not previously accrued, offset by higher rents from the renewal of existing leases in the current year period.

         Mortgage interest expense decreased $125,000 during the current quarter ended March 31, 1995, versus such expense of the corresponding period in 1994. This decrease of approximately 9% is due to continuing mortgage amortization resulting from the repayment of approximately $5.5 million in mortgage indebtedness during the last 12 months.

         Depreciation expense associated with rental properties was virtually unchanged during the three month period ended March 31, 1995, as compared to such costs during the corresponding period of 1994.

         Operating expenses associated with the management of real estate properties increased approximately $147,000 or 13% for the three month period ended March 31, 1995, versus the comparable period in 1994. The timing of certain maintenance costs in the current and prior year periods account for this increase.

ANTENNA SYSTEMS

         The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc.

         The operating results of the antenna systems segment for the three month period ended March 31, 1995 and 1994 are as follows:

                                                          Three Months
                                                         Ended March 31,
                                                     -----------------------
(In thousands)                                         1995            1994
                                                     -------          ------


Net Sales                                            $ 4,992          $5,304
                                                     =======           =====

Cost of Sales                                        $ 3,769          $3,787
                                                     =======           =====

Selling, General and
 Administrative Expenses                             $ 1,192          $1,264
                                                     =======           =====

Income from Operations                               $    31          $  253
                                                     =======          ======


         Net sales of the antenna systems segment decreased $312,000 or 6% during the first quarter of 1995 versus such sales generated during the respective 1994 period. Reductions in sales continue to effect this segment of the Registrant's business. Many changes have been implemented to reverse this trend which are beginning to take hold, including a 31% increase in backlog compared to a year earlier.

         Cost of sales as a percentage of net sales increased from the prior year by 4.1%, for the three month period just ended. This increase is the result of changes in the mix of products sold and from incurring additional manufacturing costs of certain D&M/Chu products that are now being manufactured at Dorne & Margolin. This is not expected to continue in the future as experience is gained in the production of these products.

         Selling, general and administrative costs of the antenna systems segment decreased by approximately $72,000 during the first three months of 1995 as compared to such costs of the comparable 1994 period. This decrease is the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations and from the reduction in sales, noted above.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc.

         The operating results of the engineered products segment for the three month period ending March 31, 1995 and 1994 are as follows:

                                                          Three Months
                                                         Ended March 31,
                                                      ---------------------
(In thousands)                                         1995           1994
                                                      ------         ------

Net Sales                                             $10,906        $8,453
                                                      =======         =====

Cost of Sales                                         $ 8,175        $6,215
                                                      =======         =====

Selling, General and
 Administrative Expenses                              $ 1,725        $1,355
                                                      =======         =====

Income from Operations                                $ 1,006        $  883
                                                      =======        ======


         Net sales of the engineered products segment increased $2,453,000 for the three month period ending March 31, 1995, versus such results of the comparable three month period in 1994. This increase is primarily the result of higher airbag and automotive related sales at Metex' Technical Products Division as well as higher sales generated by AFP Transformers.

         Cost of sales as a percentage of net sales increased by approximately 1.5% in the three month period ended March 31, 1995, as compared to the respective period in 1994 primarily as a result of changes in the mix of product sales.

         Selling, general and administrative expenses of the engineered products segment increased by $370,000 during the first three months of 1995 versus such costs of the comparable 1994 period. This increase is primarily the result of additional selling costs associated with the increased sales volume noted above.

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

                                                           Three Months
                                                          Ended March 31,
                                                     -----------------------
(In thousands)                                         1995            1994
                                                     -------          ------

Net Sales                                            $ 7,656          $1,886
                                                     =======           =====

Cost of Sales                                        $ 6,862          $1,352
                                                     =======          ======

Selling, General and
Administrative Expenses                              $ 1,993          $  478
                                                     =======          ======

Income from operations                               ($1,199)         $   56
                                                     ========         ======


         The overall increase in net sales and operating expenses of the resilient vinyl flooring segment during the current quarter is primarily attributable to the inclusion of three full months of operations in the current year as compared to less than one month during the first quarter of 1994.

         Cost of sales as a percentage of net sales increased by approximately 18% in the three months ended March 31, 1995 versus that of the comparable 1994 period. This increase is the result of increased raw material costs, which have not been fully passed on to the customer, and the seasonal impact of lower production and accordingly higher manufacturing costs, in the first two months of the year, which were not consolidated in 1994 as a result of the mid-March acquisition.

         Selling, general and administrative expenses increased as a result of the 1994 mid-quarter acquisition, noted above, however, as a percentage of net sales such expenses increased by less than 1% from the first quarter of 1994.

See Notes to Consolidated Financial Statements for a further explanation of the acquisition and pro-forma financial information.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not associated with the manufacturing operations decreased by $147,000 for the three month period ended March 31, 1995 versus that of the same period in 1994. This decrease in general and administrative expenses is the result of lower professional fees incurred in the current year period.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income for the three month period ended March 31, 1995 and 1994 are as follows:


                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------
(In thousands)                                         1995              1994
                                                     --------          --------

Gain on sales of real estate assets                  $777,772         $ 286,496

Gain (loss) on sale of marketable securities           66,555                 -

Income from equity investments                          3,676            35,000

Other                                                 228,329           175,000
                                                   ----------          --------

                                                   $1,076,332          $496,496
                                                   ==========          ========


LIQUIDITY AND CAPITAL RESOURCES

         At March 31,1995 the Registrant's current liabilities exceeded current assets by approximately $5,276,000. This shortfall primarily results from financing the purchase of long-term assets utilizing short-term borrowings during 1994, primarily in connection with the acquisition of Kentile. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they come due.

         The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate. At March 31, 1995, $2,750,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.


         Kentile maintains a revolving credit facility with a bank which provides for maximum borrowings of the lessor of $7 million or the borrowing base, as defined, at the bank's prime lending rate plus 1 1/2%. Such borrowings are collateralized by all accounts receivable, inventory and equipment of Kentile. At March 31, 1995 approximately $5.1 million was outstanding under this facility.

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

BUSINESS TRENDS

         Total revenues of the Registrant increased $7,647,000 or 36% for the first quarter of 1995 versus such results of the comparable 1994 period. Of these additional revenues, approximately $6 million was generated by Kentile during the three month period ending March 31, 1995. Kentile was acquired by the Registrant in March 1994. The Registrant's engineered products segment also contributed to the increased revenues.

         Kentile contributed approximately $8 million to first quarter 1995 revenues, up substantially from the prior year period due to the 1994 mid-March acquisition. The operating results of Kentile reflect a loss of approximately $1.2 million in the current year period, reflecting the operating difficulties still facing this segment of the Registrant's business. Management is concentrated on reversing this trend.

         The results of the Registrant's real estate operations reflect a slight decrease in sales, primarily as a result of the collection of certain retroactive rental payments in the first quarter of 1994, which were not previously accrued, offset by higher rents from the renewal of existing leases in the current year period.

         The Registrant's engineered products segment continues to reflect sales growth in virtually all market segments. This has resulted in an increase of $2,453,000 in revenues during the first quarter of 1995 versus comparable 1994 results. With continued increases in U.S. automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue. In addition, the results of this segments' transformer operations reflect improvements over the prior year and management is hopeful to continue this trend.

         The results of the Registrant's antenna systems segment reflect lower sales during the first quarter of 1995 than during the comparable 1994 period. Although U.S. military spending still remains low, the decrease in spending appears to have leveled off. In addition, concentrated efforts to increase sales have been implemented and is evident by a 31% increase in backlog from the same period a year ago.

         Although there can be no assurances as to how the events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 -- Financial Data Schedule

          (b)  Reports on Form 8-K.  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED CAPITAL CORP.

Dated:   MAY 12, 1995               By:/S/ DENNIS S. ROSATELLI
                                       --------------------------------------
                                       Dennis S. Rosatelli
                                       Vice President, Chief Financial Officer
                                       Secretary of the Registrant