Form 10-Q
period 1995-06-30
UNITED CAPITAL CORP /DE/
filed 1995-08-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                   June 30, 1995
                                -----------------------------------------------

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

                             UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        04-2294493
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

111 Great Neck Road, Suite 401, Great Neck, New York         11021
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  516-466-6464
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

          Common stock, $.10 par value -- 5,606,079 shares outstanding as of August 7, 1995.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                          PAGE




ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as
               of June 30,1995 and December 31, 1994                       3

               Consolidated Statements of Income for
               the Three Months Ended June 30, 1995 and
               1994                                                        4

               Consolidated Statements of Income for
               the Six Months Ended June 30, 1995 and
               1994                                                        5

               Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 1995 and
               1994                                                    6 - 7

               Notes to Consolidated Financial Statements             8 - 16

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PART II OTHER INFORMATION


ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS       16

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURES                                                                17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

              ASSETS                                                                1995                   1994
              ------                                                                ----                   ----
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  2,356,426           $  1,584,744
   Marketable securities                                                             81,691                594,070
   Notes and accounts receivable, net                                            16,378,660             16,146,086
   Inventories                                                                    8,109,640              8,955,097
   Prepaid expenses and other current assets                                        643,570              4,564,311

   Deferred income taxes                                                            772,777                768,343
                                                                               ------------           ------------

       Total current assets                                                      28,342,764             32,612,651
                                                                               ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                8,892,370              8,658,417

REAL PROPERTY HELD FOR RENTAL, net                                               69,311,768             75,071,300

NONCURRENT NOTES RECEIVABLE                                                       3,334,362                696,228

OTHER ASSETS                                                                      4,730,157              4,964,593

DEFERRED INCOME TAXES                                                               844,785                421,241

NET NONCURRENT ASSETS OF DISCONTINUED
OPERATIONS                                                                        5,351,027              5,290,055
                                                                               ------------           ------------

        Total assets                                                           $120,807,233           $127,714,485
                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY                                                1995                   1994
------------------------------------                                                ----                   ----

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $  9,429,317           $  9,597,459
   Borrowings under revolving credit facilities                                   6,000,000              6,000,000
   Accounts payable and accrued liabilities                                      12,159,630             15,068,108
   Net current liabilities of discontinued operations                             2,513,449              3,421,458
   Income taxes payable                                                           4,425,910              3,719,570
                                                                               ------------           ------------

          Total current liabilities                                              34,528,306             37,806,595

LONG-TERM LIABILITIES:
   Long-term debt                                                                47,561,168             48,864,413
   Other long-term liabilities
                                                                                  8,357,983              8,262,403
                                                                               ------------           ------------

          Total liabilities                                                      90,447,457             94,933,411
                                                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock                                                                     562,459                605,127
   Additional paid-in capital                                                    10,245,932             14,531,320
   Retained earnings                                                             19,498,129             17,582,764
   Net unrealized gain on marketable securities, net
   of tax                                                                            53,256                 61,863
                                                                               ------------           ------------

          Total stockholders' equity                                             30,359,776             32,781,074
                                                                               ------------           ------------

         Total liabilities and stockholders' equity                            $120,807,233           $127,714,485
                                                                               ============           ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                          JUNE 30, 1995             JUNE 30, 1994
                                                                          -------------             -------------
REVENUES:
   Net sales                                                              $16,545,722                $14,567,889
   Rental revenues from real estate operations                              5,598,489                  5,357,522
                                                                          -----------                -----------

   Total revenues                                                          22,144,211                 19,925,411
                                                                          -----------                -----------

COSTS AND EXPENSES:
   Cost of sales                                                           12,161,493                 10,830,860
   Real estate operations -
     Mortgage interest expense                                              1,065,129                  1,188,727
     Depreciation expense                                                   1,586,458                  1,591,812
     Other operating expenses                                               1,394,235                  1,275,003
   General and administrative expenses                                      1,985,812                  1,890,852
   Selling expenses                                                         1,431,742                  1,366,403
                                                                          -----------                -----------

     Total costs and expenses                                              19,624,869                 18,143,657
                                                                          -----------                -----------

     Income from continuing operations                                      2,519,342                  1,781,754
                                                                          -----------                -----------

OTHER INCOME (EXPENSE):
   Interest expense, net of dividend and interest income                     (100,000)                  (139,321)
   Other income and expense, net                                              229,909                    762,974
                                                                          -----------                -----------

     Total other income (expense)                                             129,909                    623,653
                                                                          -----------                -----------

     Income from continuing operations before income taxes                  2,649,251                  2,405,407

Provision for income taxes                                                  1,219,000                    985,000
                                                                          -----------                -----------

     Net income from continuing operations                                  1,430,251                  1,420,407

Loss from discontinued operations, net of tax                                (341,509)                   (10,000)
                                                                          ------------               ------------

   Net income                                                              $1,088,742                $ 1,410,407
                                                                           ==========                ===========

Earnings per share:

     Net income from continuing operations                                 $      .24                $       .23
     Loss from discontinued operations, net of tax                               (.06)                         -
                                                                           -----------               -----------
     Net income                                                            $      .18                $       .23
                                                                           ==========                ===========

Weighted average number of common shares outstanding                        5,898,255                  6,212,540
                                                                           ==========                ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                          JUNE 30, 1995             JUNE 30, 1994
                                                                          -------------             -------------
REVENUES:
   Net sales                                                              $32,443,593                $28,324,551
   Rental revenues from real estate operations                             11,047,124                 11,070,770
                                                                          -----------                -----------

   Total revenues                                                          43,490,717                 39,395,321
                                                                          -----------                -----------

COSTS AND EXPENSES:
   Cost of sales                                                           24,105,901                 20,833,457
   Real estate operations -
     Mortgage interest expense                                              2,278,852                  2,527,517
     Depreciation expense                                                   3,170,611                  3,183,544
     Other operating expenses                                               2,694,346                  2,427,648
   General and administrative expenses                                      3,989,153                  3,682,079
   Selling expenses                                                         2,999,342                  2,772,667
                                                                          -----------                -----------

     Total costs and expenses                                              39,238,205                 35,426,912
                                                                          -----------                -----------

     Income from continuing operations                                      4,252,512                  3,968,409
                                                                          -----------                -----------

OTHER INCOME (EXPENSE):
   Interest expense, net of dividend and interest income                     (242,504)                  (310,061)
   Other income and expense, net                                            1,306,241                  1,259,470
                                                                          -----------                -----------

     Total other income (expense)                                           1,063,737                    949,409
                                                                          -----------                -----------

     Income from continuing operations before income taxes                  5,316,249                  4,917,818

Provision for income taxes                                                  2,324,000                  2,065,000
                                                                          -----------                -----------

     Net income from continuing operations                                  2,992,249                  2,852,818

Loss from discontinued operations, net of tax                              (1,076,884)                         -
                                                                          ------------                ----------

     Net income                                                           $ 1,915,365                $ 2,852,818
                                                                          ===========                ===========

Earnings per share:

     Net income from continuing operations                                $       .50                $       .46
     Loss from discontinued operations, net of tax                               (.18)                         -
                                                                          ------------                ----------
     Net income                                                           $       .32                $       .46
                                                                          ===========                ===========

Weighted average number of common shares outstanding                        6,006,982                  6,199,225
                                                                          ===========                ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

                                                                             1995                       1994
                                                                          -----------                ----------
Cash Flows From Operating Activities:
   Net income                                                             $1,915,365                 $2,852,818
                                                                          ----------                 ----------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
   Depreciation and amortization                                           3,946,275                  4,065,794
   Net realized and unrealized (gains) losses
     on marketable securities                                               (229,979)                         -
   Changes in assets and liabilities, net of
      effects from business acquisitions and disposals (A)                   734,305                 (5,226,229)
                                                                          ----------                 ----------

      Total adjustments                                                    4,450,601                 (1,160,435)
                                                                          ----------                 ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,365,966                  1,692,383
                                                                          ----------                 ----------

Cash Flows From Investing Activities:
   Purchase of marketable securities                                               -                   (411,892)
   Proceeds from sale of marketable securities                               729,318                  1,280,350
   Acquisition of property, plant and equipment                             (834,345)                (2,852,358)
   Cash paid in acquisition of operating business                                  -                 (3,140,000)
   Investing activities of discontinued operations                          (223,742)                  (328,000)
                                                                          -----------                -----------

      NET CASH USED IN INVESTING ACTIVITIES                                 (328,769)                (5,451,900)
                                                                          -----------                -----------

Cash Flows From Financing Activities:
   Principal payments on mortgage commitments, notes and loans            (4,621,387)                (4,830,195)
   Proceeds from mortgage commitments, notes and loans                     3,150,000                          -
   Net borrowings under lines of credit                                            -                  6,650,000
   Purchase and retirement of common shares                               (4,330,556)                  (870,632)
   Proceeds from exercise of stock options                                     2,500                    360,000
   Financing activities of discontinued operations                           533,928                    357,000
                                                                          ----------                 ----------

      NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                           (5,265,515)                 1,666,173
                                                                          -----------                ----------

Net increase (decrease) in cash and cash equivalents                         771,682                 (2,093,344)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     1,584,744                  3,749,301
                                                                          ----------                 ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $2,356,426                 $1,655,957
                                                                          ==========                 ==========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (Continued)
                                   (UNAUDITED)

                                                                             1995                       1994
                                                                        -------------               -----------
Supplemental Disclosures of Cash Flow
   Information:
      Cash Paid During the Period For:
         Interest                                                         $2,718,989                 $3,147,922
         Taxes                                                             1,302,222                  1,329,951
                                                                          ==========                 ==========


Supplemental Schedule of Noncash Investing
   and Financing Activities:
      See Notes to Consolidated Financial Statements

        (A) Changes in assets and liabilities, net of effects from business acquisitions and disposals, for the six months ended June 30, 1995 and 1994 are as follows:

Increase in notes and accounts receivable, net                             ($232,574)               ($2,709,231)
Decrease (increase) in inventories                                           845,457                   (598,224)
Decrease (increase) in prepaid expenses
   and other current assets                                                3,920,741                   (307,449)
Increase in deferred income taxes                                           (423,544)                  (420,413)
Increase  in real property held for rental, net                             (239,850)                (1,525,210)
Decrease in noncurrent notes receivable                                       15,364                     12,630
Decrease (increase) in other assets                                          234,436                 (6,583,138)
Decrease in accounts payable and accrued liabilities                      (2,908,478)                (1,366,349)
Increase in income taxes payable                                             706,340                  1,105,551
Increase in other long-term liabilities                                       95,580                  6,988,104
Discontinued operations - noncash charges and working
   capital changes                                                        (1,279,167)                   177,500
                                                                          -----------               -----------

      Total                                                                 $734,305                ($5,226,229)
                                                                          ==========                ============


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


BUSINESS ACQUISITIONS AND DISPOSITIONS

         On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc. ("Kentile"), purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile Floors") for approximately $9.6 million. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash.

         In August 1995, as a result of an unwillingness of major trade suppliers of Kentile to extend further credit, Kentile's operations will close in August 1995, when current raw material stocks are exhausted. In connection with the write-off of the Registrant's investment in Kentile it will record a pre-tax charge of approximately $6 million in the third quarter of 1995, including estimated costs of disposition. Additional costs could be incurred as the Registrant moves forward in this matter and management will continue to monitor these developments. Kentile's net sales for the three month periods ended June 30, 1995 and 1994 were $8,614,000 and $10,136,000 respectively. Net sales of Kentile during the six months ended June 30, 1995 were $16,271,000 as compared to $12,022,000 for the period from acquisition to June 30, 1994.

         The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated balance sheets from their historic classification to separately identify them as net current liabilities and net noncurrent assets of discontinued operations. Net current liabilities of discontinued operations at June 30, 1995 consist primarily of the following:
receivables $3,239,000, inventories $5,750,000, accounts payable and accrued expenses $6,671,000, and borrowings under revolving credit facilities $5,240,000. Net noncurrent assets of discontinued operations at June 30, 1995 consist primarily of property, plant and equipment, net $3,824,000, and pension assets $1,961,000.

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

         The aggregate market value of marketable securities, which were all available-for-sale, was $81,691 and $594,070 at June 30, 1995 and December 31, 1994 respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $53,256 and $61,863 on a net of tax basis as of June 30, 1995 and December 31, 1994, respectively.

DEFERRED TAXES

         The components of the net deferred tax asset (liability) at June 30, 1995 are as follows:

Realization allowances related to
  accounts receivable and inventories                                 $537,407
Net unrealized (gain) loss on
  marketable securities                                                  4,434
Basis differences relating to real
  property held for rental                                           2,179,353
Accrued expenses, deductible when paid                               1,609,260
Deferred revenue and profit (for
  tax purposes)                                                       (256,673)
Basis differences relating to certain
  investments obtained in the BMG merger                            (1,858,912)
Property, plant & equipment                                           (455,685)
Pensions                                                              (147,562)
Other, net                                                               5,940
                                                                     ---------
Net deferred tax asset                                               1,617,562

Current portion                                                        772,777
                                                                     ---------

Noncurrent portion                                                    $844,785
                                                                     =========

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

COMMON STOCK

         During the first six months of 1995, the Registrant purchased and retired 427,183 shares of its common stock at a cost of $4,330,556. In addition, during this period 500 shares of the Registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1994, 107,316 shares of the Registrant's common stock were purchased and retired at a cost of $870,632. In addition, 65,500 shares of the Registrant's common shares were issued pursuant to the exercise of options during the first six months of 1994.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Revenues for the six month period ended June 30, 1995 were $43,491,000, a $4,095,000 increase from comparable 1994 revenues. Net income from continuing operations for the period was $2,992,000 or $.50 per share as compared to net income from continuing operations of $2,853,000 or $.46 per share for the same period in 1994.

         Revenues for the three month period ended June 30, 1995 were $22,144,000 an increase of $2,219,000 from revenues in the comparable 1994 period. Net income from continuing operations for the second quarter of 1995 was $1,430,000 or $.24 per share as compared to $1,420,000 or $.23 per share during the comparable 1994 period.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased $240,000 for the three month period ending June 30, 1995 as compared to the same period in 1994. This increase is primarily the result of additional revenues related to 1994 property acquisitions. Rental revenues for the six month period ended June 30, 1995 decreased slightly as compared to such revenues in the comparable period of 1994. This decrease is primarily the result of the collection of certain retroactive payments in the first quarter of 1994, which were not previously accrued, offset by additional revenues from property acquisitions.

         Mortgage interest expense decreased $124,000 during the current quarter and $249,000 during the six month period ended June 30, 1995, versus such expense of the corresponding periods in 1994. These decreases of approximately 10% each, are due to continuing mortgage amortization resulting from the repayment of approximately $6 million in mortgage indebtedness during the last 12 months.

         Depreciation expense associated with rental properties was virtually unchanged during the three and six month periods ended June 30, 1995, as compared to such costs during the corresponding periods of 1994.

         Operating expenses associated with the management of real estate properties increased $119,000 and $266,000 for the three and six month periods ending June 30, 1995 and as compared to the same periods in 1994. The timing of certain maintenance costs in the current quarter and prior year periods account for this increase.

ANTENNA SYSTEMS

         The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc. The operating results of the antenna systems segment for the three and six month periods ended June 30, 1995 and 1994 are as follows:


                                                       Three Months                            Six Months
                                                      Ended June 30,                         Ended June 30,
                                                      --------------                         --------------

(In thousands)                                      1995          1994                   1995            1994
                                                    ----          ----                   ----            ----

Net Sales                                         $5,797        $5,769                  $10,789        $11,073
                                                  ======        ======                  =======        =======

Cost of Sales                                     $4,205        $4,168                  $ 7,974        $ 7,955
                                                  ======        ======                  =======        =======

Selling, General and
 Administrative Expenses                          $1,274        $1,366                  $ 2,466        $ 2,630
                                                  ======        ======                  =======        =======

Income from Operations                            $  318        $  235                  $   349        $   488
                                                  ======        ======                  =======        =======

         Net sales of the antenna systems segment increased $28,000 during the second quarter of 1995 and decreased $284,000 or 2.6% for the six month period ended June 30, 1995, versus such sales generated during the respective 1994 periods. Reductions in sales continue to effect this segment on a year-to-date basis, however as a result of many changes which have been implemented, a reverse to this trend is beginning to take hold and is evident by the second quarter results, as well as by a 47% increase in backlog compared to a year earlier.

         Cost of sales as a percentage of net sales increased from the prior year by less than 1% and 2%, respectively for the three and six month periods just ended. These increases are the result of changes in the mix of products sold and from incurring additional manufacturing costs of certain D&M/Chu products that are now being manufactured at Dorne & Margolin. This increase is not expected to continue in the future as experience is gained in the production of these products.

         Selling, general and administrative costs of the antenna systems segment decreased by approximately $164,000 and $92,000 during the six and three month period as compared to such costs of the comparable 1994 period. These decreases are the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations and from the reduction in sales, noted above.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the three and six month periods ending June 30, 1995 and 1994 are as follows:


                                                  Three Months                            Six Months
                                                 Ended June 30,                          Ended June 30,
                                                 --------------                          --------------

(In thousands)                             1995            1994                     1995                 1994
                                           ----            ----                     ----                 ----

Net Sales                                $10,749          $8,798                  $21,655               $17,251
                                         =======          ======                  =======               =======

Cost of Sales                            $ 7,957          $6,664                  $16,132               $12,879
                                         =======          ======                  =======               =======

Selling, General and
 Administrative Expenses                 $ 1,500          $1,369                  $ 3,225               $ 2,724
                                         =======          ======                  =======               =======

Income from Operations                   $ 1,292          $  765                  $ 2,298               $ 1,648
                                         =======          ======                  =======               =======

         Net sales of the engineered products segment increased $4,404,000 and $1,951,000, respectively for the year-to-date and the three month period ended June 30, 1995, versus such results of the corresponding prior year periods. These increases are primarily the result of higher airbag and automotive related sales at Metex' Technical Products Division as well as higher sales generated by AFP Transformers.

         Cost of sales as a percentage of net sales decreased by 2% and less than 1% in each of the three and six month periods ended June 30, 1995, as compared to the respective periods in 1994 primarily as a result of changes in the mix of product sales.

         Selling, general and administrative expenses of the engineered products segment increased by $131,000 and $501,000, respectively during the quarter and year-to-date periods just ended versus such costs of the comparable 1994 periods. These increases are primarily the result of additional selling costs associated with the increased sales volume noted above.

RESILIENT VINYL FLOORING

         The Registrant's resilient vinyl flooring segment, known as Kentile, Inc. ("Kentile"), was acquired on March 14, 1994 through the acquisition of substantially all of the operating assets of Kentile Floors, Inc. These operations were discontinued in August 1995, see notes to consolidated financial statements and "Business Trends."

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not associated with the manufacturing operations increased by $122,000 and $196,000 for the three and six month periods ended June 30, 1995 versus that of the same periods in 1994. These increases primarily result from additional costs in the current year periods incurred in connection with properties whose mortgages were purchased by the Registrant during 1994 and which remain in default. Additional salary costs also contributed to the increases.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994 are as follows:

                                                    Three Months                           Six Months
                                                   Ended June 30,                        Ended June 30,
                                                   --------------                        --------------

(In thousands)                                  1995                1994                1995                1994
                                           ---------------      --------------      --------------     ---------------

Gain on sale of real estate assets            $66,485             $787,924            $844,257           $1,074,420

Net realized and unrealized gains
(losses) on marketable securities             163,424              (29,926)            229,979              (29,926)

Income from equity investments                      -                3,676               3,676               38,676

Other                                               -                1,300             228,329              176,300
                                              -------             --------          ----------           ----------

                                             $229,909             $762,974          $1,306,241           $1,259,470
                                             ========             ========          ==========           ==========

LIQUIDITY AND CAPITAL RESOURCES

         At June 30,1995 the Registrant's current liabilities exceeded current assets by approximately $6,186,000. This shortfall primarily results from financing the purchase of long-term assets utilizing short-term borrowings during 1994, primarily in connection with the acquisition of Kentile. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they come due.

         The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate. At June 30, 1995, $9,150,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31, and was recently renewed by the bank.

In August, the Registrant converted $3,150,000 outstanding under this facility to a five-year term note bearing interest at 7.94%. These terms have been reflected in the accompany consolidated financial statements at June 30, 1995.

         Kentile maintains a revolving credit facility with a bank which provides for maximum borrowings of the lessor of $7 million or the borrowing base, as defined, at the bank's prime lending rate plus 1 1/2%. Such borrowings are collateralized by all accounts receivable, inventory and equipment of Kentile. At June 30, 1995 approximately $5.2 million was outstanding under this facility.

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

BUSINESS TRENDS

         Total revenues of the Registrant increased $4,095,000 or 10% for the first half of 1995 versus such results of the comparable 1994 period. Net income from continuing operations for the first six months of 1995 was $2,992,000 or $.50 per share versus $2,853,000 or $.46 per share during the same period in 1994.

         As a result of an unwillingness on the part of major Kentile suppliers to continue to extend further trade credit the operations of Kentile will close in August of 1995 when current raw material stocks are exhausted. These operations generated an after-tax loss of approximately $1.1 million during the first six months of 1995 which is classified as loss from discontinued operations in the accompanying consolidated financial statements.

         The results of the Registrant's real estate operations reflect a slight decrease in sales for the first half of 1995, primarily as a result of the collection of certain retroactive rental payments in the first quarter of 1994, which were not previously accrued, offset by higher rents from the renewal of existing leases in the current year period.

         The Registrant's engineered products segment continues to reflect sales growth in virtually all market segments. This has resulted in a 26% increase in revenues during the first half of 1995 versus comparable 1994 results. With continued increases in automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue. In addition, the results of this segments' transformer operations reflect improvements over the prior year and management is hopeful to continue this trend.

         The results of the Registrant's antenna systems segment reflect slightly lower sales during the first half of 1995 than during the comparable 1994 period. Although U.S. military spending still remains low, the decrease in spending appears to have leveled off. In addition, concentrated efforts to increase sales have been implemented and is evident by a 47% increase in backlog from the same period a year ago.

         Although there can be no assurances as to how much events discussed above, or other changes in the economy will impact the future financial conditions of results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF  SECURITY HOLDERS

         On June 13, 1995, the Registrant held its Annual Meeting of Stockholders (the "Meeting"), whereby the stockholders elected Directors and approved proposals to (i) provide performance criteria for the payment of bonuses to the Chief Executive Officer for the Company, and (ii) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1995. The vote on such matters was as follows:

1.       Election of Directors:

                                        For                     Withhold
                                        ---                     --------

       Howard M. Lorber               4,111,511                   13,213
       Arnold S. Penner               4,111,049                   13,675
       A.F. Petrocelli                4,108,383                   16,341
       Dennis S. Rosatelli            4,111,049                   13,675

2. BONUS CRITERIA: To approve the proposal to provide performance criteria for the payment of a bonus to the Chief Executive Officer.

                For                     Against                 Abstain
                ---                     -------                 -------
             3,551,781                  90,333                  482,610

3. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the year ending December 31, 1995.

                For                     Against                 Abstain
                ---                     -------                 -------
             4,092,765                   9,176                   22,783

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 -- Financial Data Schedule

         (b)  Reports on Form 8-K.  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED CAPITAL CORP.

Dated:   AUGUST 14,  1995             By:/S/ DENNIS S. ROSATELLI
         ----------------                -----------------------
                                         Dennis S. Rosatelli
                                         Vice President, Chief Financial Officer
                                         Secretary of the Registrant