Form 10-Q
period 1995-09-30
UNITED CAPITAL CORP /DE/
filed 1995-11-15
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending        September 30, 1995
                               --------------------------------------

                                   or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from --------------to-----------------------

      Commission File Number: 1-10104
                              -------------

                              United Capital Corp.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                     04-2294493
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


     111 Great Neck Road, Suite 401, Great Neck, New York        11021
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                  516-466-6464
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, $.10 par value 5,606,079 shares outstanding
                            as of November 10, 1995.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                         PAGE

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as
                  of  September  30, 1995 and December 31, 1994            3

                  Consolidated Statements of  Operations for
                  the Three Months Ended September 30, 1995 and
                  1994                                                     4

                  Consolidated Statements of  Operations for
                  the Nine Months Ended September 30, 1995 and
                  1994                                                     5

                  Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 1995 and
                  1994                                                 6 - 7

                  Notes to Consolidated Financial Statements          8 - 11

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      11 - 15

                            PART II OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                        15


SIGNATURES                                                                16

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

              ASSETS                               1995           1994
              ------                               ----           ----

CURRENT ASSETS:
   Cash and cash equivalents                      $1,420,590     $1,584,744
   Marketable securities                              85,829        594,070
   Notes and accounts receivable, net             16,098,959     16,146,086
   Inventories                                     8,552,687      8,955,097
   Prepaid expenses and other current assets         616,753      4,564,311


   Deferred income taxes
                                                     771,030        768,343
                                                  ----------     ----------

       Total current assets                       27,545,848     32,612,651


PROPERTY, PLANT AND EQUIPMENT, net                 9,730,400      8,658,417

REAL PROPERTY HELD FOR RENTAL, net                68,448,299     75,071,300

NONCURRENT NOTES RECEIVABLE                        3,327,876        696,228


OTHER ASSETS                                       4,607,959      4,964,593

DEFERRED INCOME TAXES                              1,087,560        421,241

NET NONCURRENT ASSETS OF DISCONTINUED
OPERATIONS                                                --      5,290,055
                                                ------------   ------------


        Total assets                            $114,747,942   $127,714,485
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY                           1995              1994
------------------------------------                           ----              ----
CURRENT LIABILITIES:
   Current maturities of long-term debt                     $8,279,301       $9,597,459
   Borrowings under revolving credit facilities              6,435,000        6,000,000
   Accounts payable and accrued liabilities                 17,324,842       15,068,108
   Net current liabilities of  discontinued operations               -        3,421,458
   Income taxes payable                                      2,482,706        3,719,570
                                                            ----------       ----------
          Total current liabilities                         34,521,849       37,806,595

LONG-TERM LIABILITIES:
   Long-term debt                                           45,618,614       48,864,413
   Other long-term liabilities                               8,294,438        8,262,403
                                                            ----------       ----------

          Total liabilities                                 88,434,901       94,933,411
                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                560,609          605,127
   Additional paid-in capital                               10,101,146       14,531,320
   Retained earnings                                        15,595,639       17,582,764
   Net unrealized gain on marketable securities, net
     of tax                                                     55,647           61,863
                                                          ------------       ----------

          Total stockholders' equity                        26,313,041       32,781,074


          Total liabilities and stockholders' equity      $114,747,942     $127,714,485
                                                          ============     ============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                       September 30, 1995        September 30, 1994
                                                                       ------------------        ------------------

REVENUES:
   Net sales                                                              $13,567,104                $13,675,574
   Rental revenues from real estate operations                              5,740,559                  5,474,211
                                                                        -------------            ---------------

   Total revenues                                                          19,307,663                 19,149,785
                                                                         ------------             --------------

COSTS AND EXPENSES:
   Cost of sales                                                           10,956,127                 10,552,741
   Real estate operations -
     Mortgage interest expense                                              1,154,275                  1,287,336
     Depreciation expense                                                   1,569,251                  1,582,762
     Other operating expenses                                               1,511,610                  1,530,532
   General and administrative expenses                                      2,104,211                  1,865,780
   Selling expenses                                                         1,391,368                  1,512,719
                                                                          -----------             --------------

     Total costs and expenses                                              18,686,842                 18,331,870
                                                                         ------------              -------------

     Operating income                                                         620,821                    817,915
                                                                         ------------            ---------------

OTHER INCOME (EXPENSE):
   Interest income and expense, net                                           (66,571)                 (142,087)
   Other income and expense, net                                              200,338                 1,499,475
                                                                         ------------            ---------------

     Total other income (expense)                                             133,767                 1,357,388
                                                                         ------------            --------------

     Income from continuing operations before income taxes                    754,588                 2,175,303

     Provision for income taxes                                               261,000                   955,000
                                                                         ------------           ---------------

     Income from continuing operations                                        493,588                 1,220,303

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of tax benefit $225,000
     and $45,000, respectively                                               (436,077)                  (88,449)
     Provision for disposition, net of  tax benefit of $2,040,000          (3,960,000)                        -
                                                                         ---------------         ---------------

     Loss from discontinued operations, net of tax                           (4,396,077)                (88,449)
                                                                         ---------------         ---------------

   Net income (loss)                                                       ($3,902,489)          $    1,131,854
                                                                         ==============          ===============

Earnings  (loss) per share:
     Income from continuing operations                                      $      .08           $          .19
     Loss from discontinued operations, net of tax                                (.77)                    (.01)
                                                                         --------------          ---------------
     Net income (loss)                                                   $        (.69)                     .18
                                                                         ==============          ===============

Weighted average number of common shares outstanding                         5,688,029                6,170,971
                                                                         =============         =================

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                       September 30, 1995        September 30, 1994
                                                                       ------------------        ------------------
REVENUES:
   Net sales                                                              $46,010,697                $42,000,125
   Rental revenues from real estate operations                               16,787,683               16,544,981
                                                                       ----------------            -------------

   Total revenues                                                          62,798,380                 58,545,106
                                                                         ------------              -------------

COSTS AND EXPENSES:
   Cost of sales                                                           35,062,028                 31,386,198
   Real estate operations -
     Mortgage interest expense                                              3,433,127                  3,814,853
     Depreciation expense                                                   4,739,862                  4,766,306
     Other operating expenses                                               4,205,956                  3,958,180
   General and administrative expenses                                      6,093,364                  5,547,859
   Selling expenses                                                         4,390,710                  4,285,386
                                                                       --------------              --------------

     Total costs and expenses                                              57,925,047                 53,758,782
                                                                       --------------              --------------

     Operating income                                                       4,873,333                  4,786,324
                                                                         ------------              --------------

OTHER INCOME (EXPENSE):
   Interest income and expense, net                                          (309,075)                  (452,148)
   Other income and expense, net                                            1,506,579                   2,758,945
                                                                         ------------             ---------------

     Total other income (expense)                                           1,197,504                   2,306,797
                                                                         ------------             ---------------

     Income from continuing operations before income taxes                  6,070,837                   7,093,121

Provision for income taxes                                                  2,585,000                   3,020,000
                                                                         ------------              --------------

     Income from continuing operations                                      3,485,837                   4,073,121

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of tax  benefit of
       $780,000 and $45,000, respectively                                 (1,512,961)                    (88,449)
     Provision for disposition, net of tax benefit of $2,040,000          (3,960,000)                          -
                                                                         ------------              -------------

     Loss from discontinued operations, net of tax                        (5,472,961)                    (88,449)
                                                                       --------------              -------------

     Net income (loss)                                                   ($1,987,124)               $  3,984,672
                                                                       ==============               ============

Earnings  (loss) per share:
     Income from continuing operations                                   $        .59             $          .66
     Loss from discontinued operations, net of tax                                (.93)                    (.01)
                                                                         --------------            -------------
     Net income (loss)                                                   $        (.34)           $         .65
                                                                         ==============            =============

Weighted average number of common shares outstanding                         5,899,615                6,174,946
                                                                          ============            ==============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                                                                                     1995                    1994
                                                                                --------------           -------------

Cash Flows From Operating Activities:
   Net income (loss)                                                             ($1,987,124)              $3,984,672
                                                                                 ------------           -------------
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
   Depreciation and amortization                                                    5,925,306               6,101,119
   Disposal of discontinued operations                                              1,868,597                       -
   Net realized and unrealized (gains) losses
     on marketable securities                                                        (229,979)             (1,149,654)
   Changes in assets and liabilities, net of
      effects from business acquisitions and disposals (A)                          4,131,086              (5,343,878)
                                                                                  -----------           --------------

      Total adjustments                                                            11,695,010                (392,413)
                                                                                  -----------           --------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     9,707,886               3,592,259
                                                                                  -----------           ---------------

Cash Flows From Investing Activities:
   Purchase of marketable securities                                                        -                (551,024)
   Proceeds from sale of marketable securities                                        729,318               2,722,840
   Acquisition of property, plant and equipment                                    (1,997,709)             (3,684,190)
   Cash paid in acquisition of operating business                                           -              (2,673,000)
   Investing activities of discontinued operations                                          -                (598,632)
                                                                                  -----------           --------------

      NET CASH USED IN INVESTING ACTIVITIES                                        (1,268,391)             (4,784,006)
                                                                                 -------------          --------------

Cash Flows From Financing Activities:
   Principal payments on mortgage commitments, notes and loans                     (7,713,957)             (6,713,383)
   Proceeds from mortgage commitments, notes and loans                              3,150,000                       -
   Net borrowings under lines of credit                                               435,000               6,400,000
   Purchase and retirement of common shares                                        (4,478,192)               (870,632)
   Proceeds from exercise of stock options                                              3,500                 628,254
   Financing activities of discontinued operations                                          -                (306,189)
                                                                                 ------------           --------------

      NET CASH USED IN FINANCING ACTIVITIES                                        (8,603,649)               (861,950)
                                                                                 -------------          --------------

Net decrease in cash and cash equivalents                                           (164,154)              (2,053,697)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                              1,584,744                 3,749,301
                                                                                  -----------           ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $1,420,590           $    1,695,604
                                                                               =  ===========           ==============

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Continued)
                                   (UNAUDITED)



                                                                              1995                     1994
                                                                        ------------                --------
Supplemental Disclosures of Cash Flow
   Information:
      Cash Paid During the Period For:
         Interest                                                          $4,276,210               $4,546,893
         Taxes                                                              1,029,946                1,994,190
                                                                           ==========               ==========


Supplemental Schedule of Noncash Investing
   and Financing Activities:
      See Notes to Consolidated Financial Statements


         (A) Changes in assets and liabilities, net of effects from business acquisitions and disposals, for the nine months ended September 30, 1995 and 1994 are as follows:

Decrease (increase) in notes and accounts receivable, net                      $47,127             ($2,018,184)
Decrease (increase) in inventories                                             402,410                (772,131)
Decrease (increase) in prepaid expenses
   and other current assets                                                  3,947,558                (184,293)
Increase in deferred income taxes                                            (666,320)                (628,570)
Increase  in real property held for rental, net                            (1,030,078)              (2,971,607)
Decrease (increase) in noncurrent notes receivable                              21,850              (6,979,708)
Decrease  in other assets                                                      356,634                 504,904
Increase in accounts payable and accrued liabilities                         2,256,734               1,589,979
Decrease in income taxes payable                                            (1,236,864)             (1,159,938)
Increase in other long-term liabilities                                         32,035               6,995,644
Discontinued operations - noncash charges and working
  capital changes                                                                   -                  280,026
                                                                            ----------             ------------

      Total                                                                 $4,131,086             ($5,343,878)
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

        In August 1995, the operations of the Registrant's Kentile subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. In connection with the write-off of the Registrant's investment in Kentile it has recorded a pre-tax charge of approximately $6 million in the third quarter of 1995, including estimated costs of disposition. Additional costs could be incurred by the Registrant as a result of this matter. Management will continue to monitor this situation very closely, including the values received by Kentile as a result of the disposition of its assets. 1995 net sales of Kentile through the measurement date were $18,945,000 as compared to $22,001,000 for the period from acquisition to September 30, 1994.

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

        The aggregate market value of marketable securities, which were all available-for-sale, was $85,829 and $594,070 at September 30, 1995 and December 31, 1994 respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $55,647 and $61,863 on a net of tax basis as of September 30, 1995 and December 31, 1994, respectively.

DEFERRED TAXES

The components of the net deferred tax asset (liability) at September 30, 1995 are as follows:

Realization allowances related to
  accounts receivable and inventories                        $537,407
Net unrealized (gain) loss on
  marketable securities                                         2,686
Basis differences relating to real
  property held for rental                                  2,422,129
Accrued expenses, deductible when paid                      1,609,260
Deferred revenue and profit (for
  tax purposes)                                              (256,673)
Basis differences relating to certain
  investments obtained in the BMG merger                   (1,858,912)
Property, plant & equipment                                  (455,685)
Pensions                                                     (147,562)
Other, net                                                      5,940
                                                          -----------

Net deferred tax asset                                      1,858,590

Current portion                                               771,030
                                                           ----------

Noncurrent portion                                         $1,087,560
                                                           ==========

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

COMMON STOCK

        During the first nine months of 1995, the Registrant purchased and retired 445,887 shares of its common stock at a cost of $4,478,192. In addition, during this period 700 shares of the Registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1994, 107,316 shares of the Registrant's common stock were purchased and retired at a cost of $870,632. In addition, 112,421 shares of the Registrant's common shares were issued pursuant to the exercise of options during the first nine months of 1994.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

        Revenues for the nine month period ended September 30, 1995 were $62,798,000, a $4,253,000 increase from comparable 1994 revenues. Income from continuing operations for the period was $3,486,000 or $.59 per share as compared to income from continuing operations of $4,073,000 or $.66 per share for the same period in 1994.

        Revenues for the three month period ended September 30, 1995 were $19,308,000, an increase of $158,000 from revenues in the comparable 1994 period. Income from continuing operations for the second quarter of 1995 was $494,000 or $.08 per share as compared to $1,220,000 or $.19 per share during the comparable 1994 period.

REAL ESTATE OPERATIONS

        Rental revenues from real estate operations increased $266,000 and $243,000, respectively for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. These increases are primarily the result of additional revenues related to 1994 property acquisitions offset by the collection of certain retroactive payments in the first quarter of 1994, which were not previously accrued.

        Mortgage interest expense decreased $133,000 during the current quarter and $382,000 during the nine month period ended September 30, 1995, versus such expense of the corresponding periods in 1994. These decreases of approximately 10% each, are due to continuing mortgage amortization resulting from the repayment of approximately $6 million in mortgage indebtedness during the last 12 months.

        Depreciation expense associated with rental properties was virtually unchanged during the three and nine month periods ended September 30, 1995, as compared to such costs during the corresponding periods of 1994.

        Operating expenses associated with the management of real estate properties increased $248,000 for the nine month period ending September 30, 1995 while decreasing $19,000 during the current quarter as compared to the same periods in 1994. The timing of certain maintenance costs in the current quarter and prior year periods account for this increase.

ANTENNA SYSTEMS

        The Registrant's antenna systems segment includes Dorne & Margolin, Inc. and D&M/Chu Technology, Inc. The operating results of the antenna systems segment for the three and nine month periods ended September 30, 1995 and 1994 are as follows:

                                     Three Months          Nine Months
                                  Ended September 30,    Ended September 30,
                                  -------------------    ------------------
(In thousands)                     1995          1994       1995        1994
                                   ----          ----       ----        ----

Net Sales                          $4,082        $4,395    $14,871     $15,468
                                   ======        ======    =======      =======

Cost of Sales                      $3,749        $3,426    $11,723      $11,381
                                   ======        ======    =======      =======

Selling, General and
Administrative
    Expenses                       $1,175        $1,366   $  3,641    $  3,996
                                   ======        ======   ========    ========

Income (Loss) from Operations     ($ 842)       ($ 397)   ($  493)    $     91
                                  =======       =======   ========    ========


        Net sales of the antenna systems segment decreased $313,000 or 7% during the third quarter of 1995 and decreased $597,000 or 4% for the nine month period ended September 30, 1995, versus such sales generated during the respective 1994 periods. Continuing reductions in military and commercial sales continue to seriously effect this segment of the Registrant's business. However backlog of this segment increased 39% compared to a year earlier.

        Cost of sales as a percentage of net sales increased from the prior year by 14% and 5%, respectively for the three and nine month periods ended September 30, 1995. These increases are the result of changes in the mix of products sold and from start-up costs associated with a new product line.

        Selling, general and administrative costs of the antenna systems segment decreased by approximately $355,000 and $191,000 during the nine and three month period just ended as compared to such costs of the comparable 1994 periods. These decreases are the result of administrative savings resulting from the consolidation of the Dorne & Margolin and D&M/Chu operations and from the reduction in sales, noted above.

ENGINEERED PRODUCTS

        The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the three and nine month periods ended September 30, 1995 and 1994 are as follows:


                                         Three Months        Nine Months
                                     Ended September 30,  Ended September 30,
                                     -------------------  -------------------

(In thousands)                         1995       1994        1995        1994
                                      ------     ------      -----        ----

Net Sales                            $ 9,484     $ 9,281   $ 31,139   $ 26,532
                                     =======     =======   ========   ========

Cost of Sales                        $ 7,207     $ 7,126   $ 23,339   $ 20,005
                                     =======     =======   ========   ========

Selling, General and
 Administrative Expenses             $ 1,516     $ 1,536   $   4,741  $   4,260
                                     =======     =======   =========  =========

Income from Operations              $    761     $    619  $   3,059  $   2,267
                                    ========     ========  =========  =========


        Net sales of the engineered products segment increased $4,607,000 and $203,000, respectively for the year-to-date and the three month periods ended September 30, 1995, versus such results of the corresponding prior year periods. These increases are primarily the result of higher airbag and automotive related sales at Metex' Technical Products Division as well as higher sales generated by AFP Transformers.

        Cost of sales as a percentage of net sales decreased by less than 1% in each of the three and nine month periods ended September 30, 1995, as compared to the respective periods in 1994 primarily as a result of changes in the mix of product sales.

        Selling, general and administrative expenses of the engineered products segment increased by $481,000 during the nine month period just ended while dropping $20,000 during the third quarter of 1995 versus such costs of the comparable 1994 periods. These fluctuations correspond to changes in the levels of sales, as noted above, and represent approximately 1% changes as a percentage of sales in each period

RESILIENT VINYL FLOORING

        The Registrant's resilient vinyl flooring segment, known as Kentile, Inc. ("Kentile"), was acquired on March 14, 1994 through the acquisition of substantially all of the operating assets of Kentile Floors, Inc. These operations were discontinued in August 1995, see notes to consolidated financial statements.


GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses not associated with the manufacturing operations increased by $329,000 and $525,000 for the three and nine month periods ended September 30, 1995 versus that of the same periods in 1994. These increases primarily result from additional costs in the current year periods incurred in connection with properties whose mortgages were purchased by the Registrant during 1994 and which remain in default. Additional salary costs also contributed to the increases.

OTHER INCOME AND EXPENSE

        The components of other income and expense in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994 are as follows:



                                                     Three Months                          Nine Months
                                                 Ended September 30,                   Ended September 30,
                                                 -------------------                   -------------------

(In thousands                                    1995                1994               1995                1994
                                           --------------      --------------     --------------     ---------------
Gain on sale of real estate assets               $10,338            $316,218           $854,595          $1,390,638

Net realized and unrealized gains
(losses) on marketable securities                      -           1,179,580            229,979           1,149,654

Income from equity investments                         -               3,677              3,676              42,353

Other                                            190,000                                418,329             176,300
                                                --------          ----------         ----------          ----------
                                                                       -

                                                $200,338          $1,499,475         $1,506,579          $2,758,945
                                                ========          ==========         ==========          ==========


LIQUIDITY AND CAPITAL RESOURCES

        At September 30,1995 the Registrant's current liabilities exceeded current assets by approximately $6,976,000. This shortfall primarily results from financing the purchase of long-term assets utilizing short-term borrowings during 1994, primarily in connection with the acquisition of Kentile. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they come due.

        The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate. At September 30, 1995, $6,435,000 was outstanding under this facility. This demand facility is reviewed by the bank annually on May 31. In August, the Registrant converted $3,150,000 outstanding under this facility to a five-year term note bearing interest at 7.94%. These terms have been reflected in the accompanying consolidated financial statements at September 30, 1995.

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

BUSINESS TRENDS

        Total revenues of the Registrant increased $4,253,000 or 7% for the first nine months of 1995 versus such results of the comparable 1994 period. Income from continuing operations for the first nine months of 1995 was $3,486,000 or $.59 per share versus $4,073,000 or $.66 per share during the same period in 1994.

        The results of the Registrant's real estate operations reflect a slight increase in sales for the first nine months of 1995, primarily as a result of additional revenues realted to 1994 acquisitions, offset by the collection of certain retroactive rental payments in the first quarter of 1994, which were not previously accrued.

        The Registrant's engineered products segment continues to reflect sales growth in virtually all market segments. This has resulted in a 17% increase in revenues during the first nine months of 1995 versus comparable 1994 results. With continued increases in automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue. In addition, the results of this segments' transformer operations reflect improvements over the prior year and management is hopeful to continue this trend.

        The results of the Registrant's antenna systems segment reflect lower sales during the first nine months of 1995 than during the comparable 1994 period. U.S. military sales, as well as commercial sales remain below prior year levels and management is focused on reversing this trend. Concentrated efforts to increase sales have been implemented and has produced a 39% increase in backlog from the same period a year ago.

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27. Financial Data Schedule

        (b) Reports on Form 8K. The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on August 4, 1995 in response to Item 7. Financial Statements, Proforma Financial Information and Exhibits.

The Registrant filed a report on Form 8-K/A with the Securities and Exchange Commission on October 18, 1995 in response to Item 7. Financial Statements, Proforma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED CAPITAL CORP.

Dated: November 14, 1995                 By:  /s/ Dennis S. Rosatelli
                                              -----------------------
                                              Dennis S. Rosatelli
                                              Vice President, Chief Financial
                                              Officer and Secretary of the
                                              Registrant