Form 10-K
period 1995-12-31
UNITED CAPITAL CORP /DE/
filed 1996-04-01
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended             December 31, 1995
                          -----------------------------------------------------
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to

Commission file number   1-10104

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-2294493
- -------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)

9 Park Place, Great Neck, New York                          11021
- ----------------------------------------         ------------------------------
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:   (516) 466-6464
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
- -------------------------------------- -----------------------------------------
Common Stock (Par Value $.10 Per Share)        American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes     /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 21, 1996 was approximately $14,822,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of March 21, 1996 was 5,546,079.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

United Capital Corp. (the "Registrant"), incorporated in 1980 in the State of Delaware, currently has three industry segments:

1.       Real Estate Investment and Management.

2.       Manufacture and Sale of Antenna Systems.

3.       Manufacture and Sale of Engineered Products.

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

The majority of properties are leased to single tenants. Approximately 97% of the total square footage of the Registrant's properties are currently leased.

         ANTENNA SYSTEMS

The Registrant designs and manufactures antenna systems marketed internationally under the Dorne & Margolin trade name. Its products include airborne, naval and ground-based navigation, communication and satellite communication antennas for military, commercial transport and general aviation aircraft. These products are sold internationally to military, commercial and general aviation original equipment manufacturers as well as to the end user as replacement and spare antenna systems.

Approximately 59% and 69% of the antenna systems sold by the Registrant in 1995 and 1994, respectively, were for use by the United States Government and purchased by the United States Government or its contractors.

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

Sales by the Engineered Products segment to its three largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 35% of the segment's sales for 1995. During 1994 sales to its two largest customers accounted for approximately 23% of the segment's sales.

         SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues, operating income (loss) and identifiable assets of each continuing business segment of the Registrant for 1995, 1994 and 1993.

                                                                  1995            1994            1993
                                                               ------------    ------------    ------------
                                                                             (in thousands)
Real Estate Investment and Management-

Rental revenues                                                   $22,652         $21,988         $20,815
                                                               ============    ============    ============

Operating income                                                   $5,129          $5,009          $3,946
                                                               ============    ============    ============

Identifiable assets                                               $88,954         $92,479         $86,668
                                                               ============    ============    ============

Antenna Systems-

Net sales                                                         $20,307         $19,495         $21,098
                                                               ============    ============    ============

Operating income (loss)                                           ($1,103)        ($1,527)           $769
                                                               ============    ============    ============

Identifiable assets                                               $15,291         $15,580         $17,686
                                                               ============    ============    ============

Engineered Products-

Net sales                                                         $41,687         $35,511         $27,643
                                                               ============    ============    ============

Operating income                                                   $3,779          $2,477          $1,585
                                                               ============    ============    ============

Identifiable assets                                               $12,955         $14,365         $10,528
                                                               ============    ============    ============

         DISTRIBUTION

The Registrant's manufactured products are distributed by a direct sales force and through distributors to industrial consumers, original equipment manufacturers and the United States Government.

         PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The Registrant's products are manufactured at its own facilities. The Registrant purchases raw materials, including drawn wire, castings and electronic components from a wide range of suppliers of such materials. Most raw materials purchased by the Registrant are available from several suppliers. The Registrant has not had and does not expect to have any problems fulfilling its raw material requirements during 1996.

         PATENTS AND TRADEMARKS

The Registrant owns several patents, patent licenses and trademarks. While the Registrant considers that in the aggregate its patents and trademarks used in the antenna systems and engineered products operations are significant to those businesses, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of such patents or trademarks would materially affect its consolidated financial condition or results of operations.

         EMPLOYEES

At March 21, 1996, the Registrant employed approximately 625 persons. Certain of the Registrant's employees are represented by unions. The Registrant believes that its relationships with its employees are good.

         COMPETITION

The Registrant competes with at least 20 other companies in the sale of antenna systems; and at least 19 other companies in the sale of engineered products. The Registrant stresses product performance and service in connection with the sale of antenna systems and engineered products. The principal competition faced by the Registrant results from the sales price of the products sold by its competitors.

         BACKLOG

The dollar value of unfilled orders of the Registrant's antenna systems segment was approximately $12,945,000 at December 31, 1995, as compared with $12,331,000 at December 31, 1994. The Registrant anticipates that approximately 84% of the 1995 year-end backlog will be filled in 1996.

The dollar value of unfilled orders of the Registrant's engineered products segment was approximately $2,190,000 at December 31, 1995, as compared with $2,823,000 at December 31, 1994. It is anticipated that substantially all such backlog will be filled in 1996. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

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

At December 31, 1994 a total of $7 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements, including approximately $4.1 million in prepaid expenses and other current assets since such amounts were anticipated to be settled and received within 12 months. Such amounts were in fact received during 1995. The remaining balance of $2.9 million at December 31, 1995 is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 17, to Consolidated Financial Statements, "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

ITEM 2. PROPERTIES

REAL PROPERTY HELD FOR RENTAL

As of March 21, 1996 the Registrant owned 212 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Registrant's classification and gross carrying value of its properties at December 31, 1995 are as follows:

                                                                      Gross
                                                                     Carrying                                Number of
                  Description                                          Value             Percentage          Properties
                                                                 ------------------    ---------------    -----------------
         Shopping centers and retail outlets                          $79,988,598            63.5%                 33
         Commercial properties                                         29,575,751            23.5                 150
         Day-care centers and offices                                   7,561,636             6.0                  12
         Hotel properties                                               2,867,703             2.3                   2
         Other                                                          5,989,533             4.7                  17
                                                                 ------------------     ------------           --------

                         Total                                       $125,983,221           100.0%                214
                                                                 ==================     ============           ========

         SHOPPING CENTERS AND RETAIL OUTLETS

Shopping centers and retail outlets include 26 department stores and other properties which are primarily leased under net leases. Taxes, maintenance of the properties and all other expenses are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 11 K-Mart stores, five Carter Hawley Hale stores and an IKEA store with a total of approximately 1,064,000, 824,000 and 160,000 square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Carter Hawley Hale and IKEA stores are primarily located in the Pacific Coast and Southwest regions of the United States.

         COMMERCIAL PROPERTIES

Commercial properties consist of properties leased as 101 restaurants, 30 Midas Muffler Shops, three convenience stores, six office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 101 restaurants, located throughout the United States, include properties leased as Boston Chicken, Roy Rogers, Pizza Huts, Hardee's, Wendy's and Kentucky Fried Chicken.

         DAY-CARE CENTERS AND OFFICES

The 12 day-care centers and offices are located in New York City and are leased to the City of New York. The Registrant has been negotiating with the City of New York to extend, on a long-term basis, many of these leases which expired in years through 1993. To date, 11 leases have been signed and the remaining lease has been extended. Although there can be no assurance that the Registrant will in fact receive the remaining lease, the Registrant believes that with continued negotiations with the City of New York, such lease should be forthcoming.

         HOTEL PROPERTIES

The Registrant's two hotel properties are located in Georgia and California which are managed through a local on-site management company that is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1995:

                                                                       Number               Gross
                                                                         of               Carrying
                                                                     Properties             Value
                                                                   ---------------    ------------------

         Northeast                                                        94               $29,502,093
         Southeast                                                        45                24,739,447
         Midwest                                                          45                25,890,372
         Southwest                                                         9                 9,810,790
         Pacific Coast                                                     9                30,437,330
         Pacific Northwest                                                 6                 2,098,197
         Rocky Mountain                                                    6                 3,504,992
                                                                     ---------        ------------------

                                                                         214              $125,983,221
                                                                     =========        ==================

         MANUFACTURING FACILITIES

The Registrant maintains facilities located at 2950 Veterans Memorial Highway, Bohemia, New York, on a ten-acre site approximately two miles from MacArthur Airport on Long Island for use in its antenna systems business. This site contains four one-story buildings aggregating approximately 90,000 square feet of floor space, an outdoor antenna testing area, several pattern ranges and airframe mock-ups. Approximately 30,000 square feet was added during 1994 to accommodate the consolidation of the D&M/Chu operations into this facility. The Registrant owns the site together with the structures.

The Registrant has leased the 35,000 square foot facility in Littleton, Massachusetts, formerly used in the operations of D&M/Chu and expects to cease operations at the remaining D&M/Chu facility in Massachusetts during early 1996 and anticipates renting the facility at that time. Accordingly, the Registrant intends to reclassify such property to real property held for rental in 1996. The Registrant owns these facilities together with the sites.

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

ITEM 3.           LEGAL PROCEEDINGS

METEX CORPORATION VS. AFFILIATED FM INSURANCE CO., ET AL.

On June 27, 1990, Metex filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, against several insurance companies that provided Metex with liability insurance between 1967 and 1986. To date Metex has reached settlements with several carriers. The action seeks both declaratory relief and monetary damages in connection with reimbursement of the costs incurred and to be incurred by Metex in connection with the completion of environmental studies and remedial action required at its two Edison, New Jersey facilities. The declaratory relief sought is a determination that the terms of the liability insurance policies at issue obligate the defendants to defend and indemnify Metex with respect to all costs and expenses related to these environmental matters. Metex also seeks monetary damages in an unspecified amount for breach of the defendants' duty to indemnify Metex.

In June 1995 the court dismissed, without prejudice, the New Durham site from this action. The court ruled that without a governmental directive to remediate the site no third-party liability exists and accordingly no coverage is available under the policies. The Registrant appealed the decision to the New Jersey Appellate Division which heard the case in February 1996. In March 1996, the Appellate Division ruled in favor of the Registrant reinstating the action regarding both sites. This action is in the final stages of pretrial discovery. The Registrant intends to continue to vigorously pursue this action.

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

In January 1993 two separate amended complaints were filed on behalf of two separate groups of the same plaintiffs. The Registrant filed motions to dismiss each of the amended complaints. In October 1993 the Court again granted the motion to dismiss these complaints on the grounds that the complaints failed to state a legal claim against the Registrant but again granted plaintiff's the right to file an amended complaint against the Registrant. In December 1993 the plaintiffs filed new amended complaints. In February 1994 the Registrant filed a motion to dismiss all claims set out in the amended complaints. In February 1995 the court denied such motion. Discovery is ongoing and the Court has ordered all non-exempt discovery to be concluded by March 29, 1996.

OTHER LITIGATION

The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business.

None of the foregoing is expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

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

                                              High             Low
                                          -------------    -------------
1995
- ----            First quarter                $9-1/4          $8-3/8
                Second quarter                9-7/8           9-1/8
                Third quarter                 9-1/2           7-5/8
                Fourth quarter                8-1/8           6-5/8
1994
- ----            First quarter               $11              $9
                Second quarter               12-5/8           9-3/4
                Third quarter                11-7/8          10-1/4
                Fourth quarter               10-3/8           8-3/8

As of March 21, 1996, there were approximately 625 record holders of the Registrant's Common Stock. The closing sales price for the Registrant's Common Stock on such date was $7-3/8. The Registrant has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Registrant's Board of Directors, however in view of potential working capital needs and in order to finance future growth, it is unlikely that the Registrant will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

                                                 1995             1994            1993          1992 (2)          1991
                                             --------------    ------------    ------------    ------------    ------------
                                                                (in thousands except per share amounts)

Total revenues (1)                                $84,646         $76,994          $69,556        $70,875          $62,857
                                             ==============    ============    ============    ============    ============

Income from continuing operations                  $3,569          $3,621           $4,367         $2,866           $3,481
                                             ==============    ============    ============    ============    ============

Income from continuing operations
   per common share                                  $.61            $.59             $.70           $.44             $.40
                                             ==============    ============    ============    ============    ============

Total assets, end of year                        $117,200        $127,714         $114,882       $116,849         $115,801
Total liabilities, end of year                     90,971          94,933           84,704         89,684           90,396
Stockholders' equity, end of year                  26,229          32,781           30,178         27,165           25,405
                                             ==============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding                    5,893,246       6,169,031        6,267,540      6,569,215        8,645,416
                                             ==============    ============    ============    ============    ============

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Certain reclassifications have been reflected in the financial data to conform prior years' data to the current classifications.

(2) Operating results for 1992 include the results of D&M/Chu Technology, Inc. and AFP Transformers, Inc. since April 2, and October 23, 1992, respectively.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1995 AND 1994

         GENERAL

The following discussion of the Registrant's financial condition and results of operations should be read in conjunction with the description of the Registrant's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Total revenues generated by the Registrant during 1995 were $84,646,000 an increase of $7,652,000 from total 1994 revenues of $76,994,000. Net loss for the current year was ($1,904,000) or ($.32) per share versus net income of $2,933,000 or $.48 per share for 1994. The 1995 results include losses from discontinued operations of ($5,473,000) on a net of tax basis or ($.93) per share. See Note 2 to Consolidated Financial Statements, "Acquisition and Disposal of Operating Companies."

        REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1995 increased $664,000 or 3% over those of the prior year primarily as a result of additional revenues generated from the operations of the Registrant's two hotel properties, and the signing of leases on properties acquired during 1995. Of the total increase, $635,000 results from additional hotel related revenues.

Mortgage interest expense for 1995 decreased by $531,000 as compared to such expense incurred during 1994. This decrease of 11% results from the continuing amortization of mortgages which approximated $6.7 million during the current year. No new encumbrances were added to the Registrant's real estate portfolio during 1995.

Depreciation expense associated with real properties held for rental increased approximately $18,000 or less than 1% from such expense incurred in the preceding year. This increase primarily results from depreciation associated with additional properties purchased and improvements to existing properties added during 1995 and is offset by depreciation associated with the sale of several properties in 1995 and 1994.

Other operating expenses associated with the management of real properties increased approximately $483,000 or 8% during 1995 versus such expenses incurred during 1994. This increase primarily results from additional operating costs incurred in connection with the operation of the Registrant's hotel properties of approximately $358,000 and the balance from the operating costs of additional properties added by the Registrant in the current year.

       ANTENNA SYSTEMS

The Registrant's antenna systems segment includes Dorne & Margolin, Inc. ("Dorne & Margolin") and D&M/Chu Technology, Inc. ("D&M/Chu"). The operating results of the antenna systems segment for the years ended December 31, 1995 and 1994 are as follows:

                                                                                                1995            1994
                                                                                            -------------    ------------
                                                                                                   (in thousands)
           Net sales                                                                           $20,307          $19,495
                                                                                            =============    ============

           Cost of sales                                                                       $16,658          $15,665
                                                                                            =============    ============

           Selling, general and administrative expenses                                         $4,752           $5,357
                                                                                            =============    ============

           Loss from operations                                                                ($1,103)         ($1,527)
                                                                                            =============    ============

Net sales of the antenna systems segment increased approximately $812,000 or 4% during 1995 as compared to such sales in 1994. Increased emphasis on commercial product applications and exploring new market niches, have favorably impacted this segment of the Registrant's business.

Cost of sales as a percentage of net sales of the antenna systems segment increased approximately 2% from that of 1994. This increase results primarily from additional costs incurred as the Registrant moved to consolidate production of its two manufacturing facilities.

Selling, general and administrative expenses ("SG&A") of the antenna systems segment decreased by approximately $605,000 during 1995 as compared to such costs incurred in the previous year. Continuing savings from the consolidation of D&M/Chu's operations into Dorne & Margolin principally accounted for this reduction. The integration of D&M/Chu into Dorne & Margolin has been substantially completed and further reductions in SG&A costs are not anticipated from this consolidation.

        ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1995 and 1994 are as follows-

                                                                                                1995            1994
                                                                                            -------------    ------------
                                                                                                   (in thousands)
           Net sales                                                                           $41,687          $35,511
                                                                                            =============    ============

           Cost of sales                                                                       $31,237          $27,043
                                                                                            =============    ============

           Selling, general and administrative expenses                                         $6,671           $5,991
                                                                                            =============    ============

           Income from operations                                                               $3,779           $2,477
                                                                                            =============    ============

Net sales of the engineered products segment were $41,687,000, an increase of $6,176,000 or 17% versus such sales in 1994. This growth is a result of stronger demand and increased marketing efforts which produced an 18% increase in the sale of knitted wire products and a 13% increase in the sale of transformer products.

Cost of sales as a percentage of net sales decreased approximately 1% between 1995 and 1994. This decline is primarily a result of the mix of product sales.

SG&A expenses of the engineered products segment increased $680,000 or 11% during 1995, as compared to such costs in 1994. This increase primarily results from additional selling related expenses associated with the 17% rise in sales noted above and from additional administrative personnel in the current year.

        GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations increased approximately $719,000 during 1995 as compared to such expenses incurred in the preceding year. This represents less than 1% of consolidated revenues and is primarily a result of additional salaries and professional fees incurred in 1995.

        OTHER INCOME AND EXPENSES, NET

Other income and expense, net for 1995 of approximately $1.6 million is comprised of approximately $865,000 in gains from the sales of real estate assets, $230,000 from realized gains on the sale of marketable securities and approximately $549,000 in miscellaneous other income.

The 1994 components of other income and expense, net were as follows: $1.4 million in gains from the sales of real estate assets, $1.2 million from realized gains on the sale of marketable securities, $46,000 in income from equity investments which represents nonrecurring cash distributions, and $171,000 in miscellaneous other income.

RESULTS OF OPERATIONS 1994 AND 1993

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

Depreciation expense associated with real properties held for rental increased approximately $34,000 or less than 1% from such expense incurred in the preceding year. This increase primarily results from depreciation associated with additional properties purchased and improvements to existing properties added in 1994 and is offset by depreciation associated with the sale of several properties in 1994 and 1993.

Other operating expenses associated with the management of real properties increased approximately $292,000 during 1994 versus such expenses incurred during 1993. This increase primarily results from additional operating costs incurred in connection with the operation of the Registrant's hotel properties of approximately $246,000.

         ANTENNA SYSTEMS

The Registrant's antenna systems segment includes Dorne & Margolin and D&M/Chu. The operating results of the antenna systems segment for the years ended December 31, 1994 and 1993 are as follows:

                                                                                                1994            1993
                                                                                            -------------    ------------
                                                                                                   (in thousands)
           Net sales                                                                           $19,495          $21,098
                                                                                            =============    ============

           Cost of sales                                                                       $15,665          $14,290
                                                                                            =============    ============

           Selling, general and administrative expenses                                         $5,357           $6,039
                                                                                            =============    ============

           Income (loss) from operations                                                       ($1,527)            $769
                                                                                            =============    ============

Net sales of the antenna systems segment decreased approximately $1,603,000 or 8% during 1994 as compared to such sales of the preceding year. Reductions in military and commercial sales continued to seriously effect this segment of the Registrant's business. Further emphasis has been placed on expanding commercial product applications and existing market niches. Several management changes took place, including naming a new President to the antenna systems segment with a primary focus on reversing the trend in sales and profits.

Cost of sales as a percentage of net sales of the antenna systems segment increased approximately 12% from that of 1993. This increase is the result of the following factors: changes in the mix of product sold between years (4%); additional overhead incurred as the company moved to consolidate production of its two manufacturing facilities (4%); the recording of certain realization allowances for inventory as a result of the continuing decline in military sales and the uncertainty that such sales will increase in the future (3%); and from incurring additional manufacturing costs as a result of the transition of certain D&M/Chu products which are now being manufactured at Dorne & Margolin (1%).

SG&A of the antenna systems segment decreased by approximately $682,000 during 1994 as compared to such costs incurred in the previous year. Administrative savings from the consolidation of the Dorne & Margolin and D&M/Chu operations and from previously implemented cost containment measures are the primary cause of this decline.

         ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1994 and 1993 are as follows:

                                                                                          1994            1993
                                                                                      -------------    ------------
                                                                                             (in thousands)
         Net sales                                                                       $35,511          $27,643
                                                                                      =============    ============

         Cost of sales                                                                   $27,043          $20,958
                                                                                      =============    ============

         Selling, general and administrative expenses                                     $5,991           $5,100
                                                                                      =============    ============

         Income from operations                                                           $2,477           $1,585
                                                                                      =============    ============

Net sales of the engineered products segment increased approximately $7,868,000 or 28% during 1994 versus such results for the preceding year. This is the result of substantially higher sales at Metex' Technical Products Division and is offset by slightly lower sales generated by AFP Transformers. Virtually all of Metex' markets showed sales growth. However, overall results of this segment continue to be negatively impacted by the results of the segment's transformer operations, which posted a loss of approximately $1 million during 1994.

Cost of sales as a percentage of net sales was virtually unchanged between 1994 and 1993. This percentage remained at 76% despite fluctuations in the mix of products sold.

SG&A expenses of the engineered products segment increased approximately $891,000 or 17% during 1994, as compared to such costs in the preceding year. This increase primarily results from additional selling related expenses associated with the 28% rise in sales noted above.

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased approximately $758,000 during 1994 as compared to such expenses incurred in the preceding year. This represents a decrease of less than 1% of consolidated revenues and is primarily the result of lower professional costs incurred in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Registrant's current liabilities exceeded current assets by approximately $10.5 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management is confident that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they become due.

The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate or LIBOR (London Inter-Bank Offered Rate) plus 2%, at the Registrant's option. At December 31, 1995 there was approximately $7.8 million outstanding under this facility. The maximum amount outstanding under this facility during 1995 was approximately $9.2 million. This demand facility is reviewed by the bank annually on May 31.

On March 14, 1994, the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc. ("Kentile"), purchased substantially all of the operating assets of Kentile Floors for approximately $9.6 million, of which approximately $6.5 million consisted of new bank financing. In August 1995, the operations of the Registrant's Kentile subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. See Note 2 to Consolidated Financial Statements, "Acquisition and Disposal of Operating Companies."

The Registrant has undertaken the completion of environmental studies and remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Registrant. However, the ultimate outcome of litigation cannot be predicted. To date settlements have been reached with several carriers in this matter.

At December 31, 1994 a total of $7 million in anticipated insurance recoveries is recorded in the accompanying Consolidated Financial Statements, including approximately $4.1 million in prepaid expenses and other current assets since such amounts were anticipated to be settled and received within 12 months. Such amounts were in fact received during 1995. The remaining balance of $2.9 million at December 31, 1995 is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 17 to Consolidated Financial Statements, "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

Funds of the Registrant in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Registrant in corporate equity securities, other financial instruments, certificates of deposit and government securities.

BUSINESS TRENDS

Total 1995 revenues of the Registrant increased $7.7 million or 10% from 1994 levels to $84.6 million. Income from continuing operations declined by $52,000 or 1% during 1995 while operating income increased $1.1 million or 26% in the current year versus such results of 1994.

The results of the Registrant's real estate operations reflect a 3% increase in sales for the year, primarily as a result of additional hotel revenues. Operating income from this segment was $5.1 million, up slightly from the prior year. Continuing lease renewals and mortgage amortization will continue to have a positive effect upon the revenues and operating profit of this segment.

The Registrant's engineered products segment continues to reflect sales growth in virtually all markets. This has resulted in a 17% increase in revenues during 1995 versus comparable 1994 results. With continued increases in automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue. Operating income from this segment increased 53% to $3.8 million primarily as a result of a dramatic turnaround in the transformer component of this segment which had lost approximately $1 million in each of the last two years and has attained a break even position in the current year. Management is hopeful this trend will continue.

The results of the Registrant's antenna systems segment reflect a 4% increase in sales during 1995 versus the prior year. Although military sales remain weak this segment is beginning to experience a higher mix of commercial product sales. Operating results reflect a loss of approximately $1.1 million in the current year compared to a loss of $1.5 million in 1994. Management is concentrated on reversing this situation by expanding the Registrant's commercial product base and reducing operating costs.

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

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Registrant for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Registrant for the 1996 Annual Meeting of Stockholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Registrant for the 1996 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Registrant for the 1996 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 12, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

         Report of Independent Public Accountants                          F-1
         Consolidated Balance Sheets as of December 31, 1995 and 1994      F-2
         Consolidated Statements of Operations for the Years               F-3
           Ended December 31, 1995, 1994 and 1993                          to
                                                                           F-4
         Consolidated Statements of Stockholders' Equity for               F-5
           the Years Ended December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows for the                     F-6
           Years Ended December 31, 1995, 1994 and 1993                    to
                                                                           F-8
         Notes to Consolidated Financial Statements                        F-9
                                                                           to
                                                                           F-25
     (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II         --       Allowance for Doubtful Accounts      F-26
         Schedule III        --       Real Property Held for Rental and    F-27
                                        Accumulated Depreciation
         Schedule IV         --       Mortgage Loans on Real Estate        F-28

     (3) Supplementary Data

         Quarterly Financial Data (Unaudited)                              F-29

         Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1995.

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

                  10.1. 1988 Incentive Stock Option Plan of the Registrant, as amended (incorporated by reference to exhibit 10.1 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1994).

                  10.2. 1988 Joint Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10.2 filed with the Registrant's report on Form 10-K for the fiscal year ended December 31, 1994).

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

                  *27. Financial Data Schedule.



- -----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED CAPITAL CORP.


Dated:  March 21, 1996                  By: /s/ A.F. Petrocelli
        --------------                      -------------------
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

Dated:  March 21, 1996                  By: /s/ A.F. Petrocelli
        --------------                      -------------------
                                            A. F. Petrocelli
                                            Chairman, President and
                                            Chief Executive Officer

Dated:  March 21, 1996                  By: /s/ Howard M. Lorber
        --------------                      --------------------
                                            Howard M. Lorber
                                            Director

Dated:  March 21, 1996                  By: /s/ Arnold S. Penner
        --------------                      --------------------
                                            Arnold S. Penner
                                            Director

Dated:  March 21, 1996                  By: /s/ Dennis S. Rosatelli
        --------------                      -----------------------
                                            Dennis S. Rosatelli
                                            Chief Financial Officer,
                                            Chief Accountant, Secretary
                                            and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
   and Stockholders of

        United Capital Corp.:


We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP
                                        -----------------------
                                        ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 15, 1996

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994




                                            ASSETS                                                   1995                  1994
                                            ------                                              -------------           -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  3,527,925           $  1,584,744
   Marketable securities                                                                               83,760                594,070
   Notes and accounts receivable, net of allowance for doubtful
     accounts of $471,406 and $542,545, respectively                                               16,253,100             16,146,086
   Inventories                                                                                      7,764,873              8,955,097
   Prepaid expenses and other current assets                                                          687,535              4,564,311
   Deferred income taxes                                                                            1,893,205                768,343
                                                                                                 ------------           ------------

                Total current assets                                                               30,210,398             32,612,651
                                                                                                 ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                                  9,957,648              8,658,417



REAL PROPERTY HELD FOR RENTAL, net                                                                 68,063,502             75,071,300


NONCURRENT NOTES RECEIVABLE                                                                         3,624,188                696,228


OTHER ASSETS                                                                                        4,387,064              4,964,593


DEFERRED INCOME TAXES                                                                                 956,991                421,241


NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                                            0              5,290,055
                                                                                                 ------------           ------------

                Total assets                                                                     $117,199,791           $127,714,485
                                                                                                 ============           ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY                                     1995                  1994
                            ------------------------------------
                                                                                                -------------           -----------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                         $  10,085,227          $   9,597,459
   Borrowings under revolving credit facilities                                                     7,785,000              6,000,000
   Accounts payable and accrued liabilities                                                        19,144,363             15,068,108
   Income taxes payable                                                                             3,680,639              3,719,570
   Net current liabilities of discontinued operations                                                       0              3,421,458
                                                                                                -------------          -------------

               Total current liabilities                                                           40,695,229             37,806,595


LONG-TERM LIABILITIES:

   Long-term debt                                                                                  41,899,690             48,864,413
   Other long-term liabilities                                                                      8,375,643              8,262,403
                                                                                                -------------          -------------

               Total liabilities                                                                   90,970,562             94,933,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock $.10 par value, authorized 7,500,000 shares;
     issued 5,606,079 and 6,051,266 shares, respectively                                              560,608                605,127
   Additional paid-in capital                                                                      10,101,147             14,531,320
   Retained earnings                                                                               15,678,511             17,582,764
   Minimum pension liability, net of tax                                                             (165,659)                     0
   Net unrealized gain on marketable securities, net of tax                                            54,622                 61,863
                                                                                                -------------          -------------

               Total stockholders' equity                                                          26,229,229             32,781,074
                                                                                                -------------          -------------

               Total liabilities and stockholders' equity                                       $ 117,199,791          $ 127,714,485
                                                                                                =============          =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                        1995                1994                 1993
                                                                  -----------------    ----------------     ----------------
REVENUES:
   Net sales                                                          $61,994,021          $55,005,965          $48,740,541
   Rental revenues from real estate operations                         22,652,430           21,987,956           20,815,113
                                                                  -----------------    ----------------     ----------------

                Total revenues                                         84,646,451           76,993,921           69,555,654
                                                                  -----------------    ----------------     ----------------

COSTS AND EXPENSES:
   Cost of sales                                                       47,895,213           42,737,647           35,247,622
   Real estate operations-
     Mortgage interest expense                                          4,417,574            4,948,591            5,384,332
     Depreciation expense                                               6,379,775            6,362,426            6,328,192
     Other operating expenses                                           5,932,051            5,449,007            5,157,170
   General and administrative expenses                                  8,295,515            7,128,586            8,709,238
   Selling expenses                                                     6,253,362            6,021,789            4,989,382
                                                                  -----------------    ----------------     ----------------

                Total costs and expenses                               79,173,490           72,648,046           65,815,936
                                                                  -----------------    ----------------     ----------------

                Operating income                                        5,472,961            4,345,875            3,739,718
                                                                  -----------------    ----------------     ----------------

OTHER INCOME (EXPENSE):
   Interest income                                                        709,967              567,615              553,718
   Interest expense                                                    (1,145,076)          (1,099,985)            (995,161)
   Other income and expense, net                                        1,644,856            2,819,493            4,113,097
                                                                  -----------------    ----------------     ----------------

                Total other income (expense)                            1,209,747            2,287,123            3,671,654
                                                                  -----------------    ----------------     ----------------

   Income from continuing operations before
     income taxes                                                       6,682,708            6,632,998            7,411,372

   Provision for income taxes                                           3,114,000            3,012,000            3,044,000
                                                                  -----------------    ----------------     ----------------

   Income from continuing operations                                    3,568,708            3,620,998            4,367,372


                                                                        1995                1994                 1993
                                                                  -----------------    ----------------     ----------------
DISCONTINUED OPERATIONS:
   Operating loss, net of tax benefit of $780,000
     and $360,000, respectively                                       ($1,512,961)           ($688,354)                  $0
   Provision for disposition, net of tax benefit
     of $2,040,000                                                     (3,960,000)                   0                    0
                                                                  -----------------    ----------------     ----------------

                Loss from discontinued operations,
                  net of tax                                           (5,472,961)            (688,354)                   0
                                                                  -----------------    ----------------     ----------------

   Income (loss) before cumulative effect of
     change in accounting principle                                    (1,904,253)           2,932,644            4,367,372
                                                                  -----------------    ----------------     ----------------

   Cumulative effect of change in
     accounting principle                                                       0                    0              702,000
                                                                  -----------------    ----------------     ----------------

                Net income (loss)                                     ($1,904,253)          $2,932,644           $5,069,372
                                                                  =================    ================     ================

EARNINGS (LOSS) PER SHARE:
   Income from continuing operations                                         $.61                 $.59                 $.70
   Loss from discontinued operations, net of tax                             (.93)                (.11)                   0
   Cumulative effect of change in
     accounting principle                                                       0                    0                  .11
                                                                  -----------------    ----------------     ----------------

                Net income (loss) per common share                          ($.32)                $.48                 $.81
                                                                  =================    ================     ================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                            5,893,246            6,169,031            6,267,540
                                                                  =================    ================     ================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  Common Stock Issued             Additional
                                                          -------------------------------------    Paid-in             Retained
                                                              Shares             Amount            Capital             Earnings
                                                          ----------------  -----------------  -----------------   --------------
BALANCE -- January 1, 1993                                    9,766,144           $976,614         $27,208,317         $9,580,748

   Purchase and retirement of common shares                  (3,703,583)          (370,358)        (12,290,341)                 0
   Proceeds from the exercise of stock options                      700                 70               3,430                  0
   Net income                                                         0                  0                   0          5,069,372
                                                          ----------------  -----------------  -----------------   --------------

BALANCE -- December 31, 1993                                  6,063,261            606,326          14,921,406         14,650,120
                                                          ----------------  -----------------  -----------------   --------------

   Purchase and retirement of common shares                    (124,916)           (12,491)         (1,009,548)                 0
   Proceeds from the exercise of stock options                  112,921             11,292             619,462                  0
   Cumulative effect of change in accounting principle                0                  0                   0                  0
   Change in net unrealized gain on marketable
     securities, net of tax                                           0                  0                   0                  0
   Net income                                                         0                  0                   0          2,932,644
                                                          ----------------  -----------------  -----------------   --------------

BALANCE -- December 31, 1994                                  6,051,266            605,127          14,531,320         17,582,764
                                                          ----------------  -----------------  -----------------   --------------

   Purchase and retirement of common shares                    (445,887)           (44,589)         (4,433,603)                 0
   Proceeds from the exercise of stock options                      700                 70               3,430                  0
   Change in net unrealized gain on marketable
     securities, net of tax                                           0                  0                   0                  0
   Change in minimum pension liability, net of tax                    0                  0                   0                  0
   Net loss                                                           0                  0                   0         (1,904,253)
                                                          ----------------  -----------------  -----------------   --------------

BALANCE -- December 31, 1995                                  5,606,079           $560,608         $10,101,147        $15,678,511
                                                          ================  =================  =================   ==============

                                                                                 Net
                                                                              Unrealized
                                                              Minimum           Gain on
                                                              Pension          Marketable                              Total
                                                             Liability,        Securities,      Treasury           Stockholders'
                                                             Net of Tax        Net of Tax        Stock                Equity
                                                          --------------    --------------   ---------------    -----------------

BALANCE -- January 1, 1993                                        $0                 $0      ($10,600,872)          $27,164,807

   Purchase and retirement of common shares                        0                  0        10,600,872            (2,059,827)
   Proceeds from the exercise of stock options                     0                  0                 0                 3,500
   Net income                                                      0                  0                 0             5,069,372
                                                          --------------    --------------   ---------------    -----------------

BALANCE -- December 31, 1993                                       0                  0                 0            30,177,852
                                                          --------------    --------------   ---------------    -----------------

   Purchase and retirement of common shares                        0                  0                 0            (1,022,039)
   Proceeds from the exercise of stock options                     0                  0                 0               630,754
   Cumulative effect of change in accounting principle             0            346,825                 0               346,825
   Change in net unrealized gain on marketable
     securities, net of tax                                        0           (284,962)                0              (284,962)
   Net income                                                      0                  0                 0             2,932,644
                                                          --------------    --------------   ---------------    -----------------

BALANCE -- December 31, 1994                                       0             61,863                 0            32,781,074
                                                          --------------    --------------   ---------------    -----------------

   Purchase and retirement of common shares                        0                  0                 0            (4,478,192)
   Proceeds from the exercise of stock options                     0                  0                 0                 3,500
   Change in net unrealized gain on marketable
     securities, net of tax                                        0             (7,241)                0                (7,241)
   Change in minimum pension liability, net of tax          (165,659)                 0                 0              (165,659)
   Net loss                                                        0                  0                 0            (1,904,253)
                                                          --------------    --------------   ---------------    -----------------

BALANCE -- December 31, 1995                               ($165,659)           $54,622                $0           $26,229,229
                                                          ==============    ==============   ===============    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                       1995                1994                 1993
                                                                 -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
     Net income (loss)                                               ($1,904,253)          $2,932,644          $5,069,372
                                                                 -----------------    ----------------    -----------------

     Adjustments to reconcile net income (loss)
       to net cash provided by
       operating activities-
         Depreciation and amortization                                 7,938,095            7,493,571           7,913,406
         Disposal of discontinued operations                           1,868,597                    0                   0
         Cumulative effect of change in
            accounting principle                                               0                    0            (702,000)
         Net realized and unrealized
           (gains) losses on marketable securities                      (229,979)          (1,203,463)           (743,636)
         Changes in assets and liabilities
           net of effects from business
            acquisitions and disposals (A)                             5,228,219           (3,410,232)          1,445,967
                                                                 -----------------    ----------------    -----------------

                Total adjustments                                     14,804,932            2,879,876           7,913,737
                                                                 -----------------    ----------------    -----------------

                Net cash provided by operating
                  activities                                          12,900,679            5,812,520          12,983,109
                                                                 -----------------    ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                         0             (558,584)           (307,006)
     Proceeds from sale of marketable
       securities                                                        729,318            2,979,985                   0
     Acquisition of property, plant and
       equipment                                                      (2,520,169)          (2,075,975)         (1,032,619)
     Cash paid in acquisition of operating business                            0           (2,688,565)                  0
     Investing activities of discontinued operations                           0           (1,384,920)                  0
                                                                 -----------------    ----------------    -----------------

                Net cash used in investing
                  activities                                          (1,790,851)          (3,728,059)         (1,339,625)
                                                                 -----------------    ----------------    -----------------

                                                                       1995                1994                 1993
                                                                 -----------------    ----------------    -----------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Principal payments on mortgage
       commitments, notes and loans                                  ($9,626,955)         ($8,487,381)        ($8,109,745)
     Proceeds from mortgage commitments,
       notes and loans                                                 3,150,000                    0                   0
     Net borrowings under revolving credit facilities                  1,785,000            6,000,000                   0
     Purchase and retirement of common
       shares                                                         (4,478,192)          (1,022,039)         (2,059,827)
     Proceeds from the exercise of stock options                           3,500              630,754               3,500
     Financing activities of discontinued operations                           0           (1,370,352)                  0
                                                                 -----------------    ----------------    -----------------

                Net cash used in financing
                  activities                                          (9,166,647)          (4,249,018)        (10,166,072)
                                                                 -----------------    ----------------    -----------------

                Net increase (decrease) in cash and
                  cash equivalents                                     1,943,181           (2,164,557)          1,477,412

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 1,584,744            3,749,301           2,271,889
                                                                 -----------------    ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                          $3,527,925           $1,584,744          $3,749,301
                                                                 =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                       $5,423,000           $5,918,000          $6,232,000
       Taxes                                                           1,874,000            2,756,000           2,415,000
                                                                 =================    ================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

     See notes to consolidated financial statements


                                      (A)   Changes in assets and liabilities,
                                            net of effects from business
                                            acquisitions and disposals for the
                                            years ended December 31, 1995, 1994
                                            and 1993 are as follows:


                                                                       1995                1994                 1993
                                                                 -----------------    ----------------    -----------------
           Increase in notes and accounts
              receivable, net                                          ($107,014)         ($2,464,223)        ($1,484,155)
           Decrease (increase) in inventories                          1,190,224             (885,822)             65,708
           Decrease (increase) in prepaid
              expenses and other current assets                        3,876,776           (4,017,518)           (139,319)
           Increase in deferred income taxes                          (1,571,542)            (128,477)         (1,153,518)
           Increase in real property held for
              rental, net                                             (2,362,858)          (5,321,617)           (182,537)
           Decrease (increase) in noncurrent
              notes receivable                                          (274,462)             126,313             (32,131)
           Decrease (increase) in other assets                           366,281           (2,933,952)           (259,159)
           Increase in accounts payable
              and accrued liabilities                                  4,076,255            2,425,119           3,639,305
           Increase (decrease) in income
              taxes payable                                              (38,931)            (635,612)          1,460,374
           Increase (decrease) in other
              long-term liabilities                                       73,490            6,850,316            (468,601)
           Discontinued operations - noncash
              charges and working capital changes                              0            3,575,241                   0
                                                                 -----------------    ----------------    -----------------

                Total                                                 $5,228,219          ($3,410,232)         $1,445,967
                                                                 =================    ================    =================



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


(1)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

       Nature of Business-

         United Capital Corp. (the "Registrant") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of antenna systems and engineered products.

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

       Revenue Recognition --
       Manufacturing Operations-

         Generally, sales are recorded when products are shipped to the customer. In the antenna systems segment, sales and gross profits on contracts with relatively few deliverable units, when produced over an extended period, usually in excess of 12 months, are recognized on a percentage-of-completion basis. For such projects, sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Sales also include royalties received in connection with the licensing of certain of the Registrant's products.

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

         The Registrant adopted Statement of Financial Accounting Standard No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. The effect of the adoption increased stockholders' equity by $346,825, net of tax at such date.

         Under the previous accounting policy, securities were carried at the lower of cost or market value with a charge to income for unrealized holding losses. Unrealized gains were recognized only to the extent that previously unrealized losses had been recognized. As prescribed, this new standard was not applied retroactively to prior years.

       Inventories-

         Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead. The first-in, first-out
         (FIFO) method is used to determine the cost of inventories in each of the Registrant's business segments.

         The components of inventory at December 31, 1995 and 1994 are as follows-

                                             1995                1994
                                       -----------------    ----------------

           Raw materials                    $3,948,129           $4,135,756
           Work in process                   2,125,044            1,872,219
           Finished goods                    1,691,700            2,947,122
                                       -----------------    ----------------

                                            $7,764,873           $8,955,097
                                       =================    ================

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

       Research and Development-

         The Registrant expenses research, development and product engineering costs as incurred. Approximately $403,000, $641,000 and $618,000 of such costs were incurred by the Registrant in 1995, 1994 and 1993, respectively. Provisions for losses are made for research and development contracts when the estimated costs under such contracts exceed the proceeds.

       Net Income (Loss) Per Common Share-

         Net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented.

       Prior Year Financial Statements-

         Certain amounts have been reclassified in the December 31, 1994 and 1993 financial statements and notes thereto to present them on a basis consistent with the current year.

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       New Accounting Pronouncement-

         During 1995, Statement of Financial Accounting Standards (SFAS) No. 121-"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" was issued. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and is not expected to have a material impact on the Registrant's results of operations.

(2)  ACQUISITION AND DISPOSAL OF OPERATING COMPANIES:

       On March 14, 1994 the Registrant, through a new wholly-owned subsidiary known as Kentile, Inc. ("Kentile"), purchased substantially all of the operating assets of Kentile Floors, Inc. ("Kentile Floors") for approximately $9.6 million. The purchase price was comprised of approximately $6.5 million in new bank financing and approximately $3.1 million in cash.

       In August 1995, the operations of the Registrant's Kentile subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. In December 1995, the assets of Kentile were assigned for the benefit of creditors and are currently being liquidated. In connection with the write-off of the Registrant's investment in Kentile, a pretax charge of approximately $6 million, including estimated costs of disposition was recorded in 1995. Additional costs could be incurred by the Registrant as a result of this matter. Management will continue to monitor this situation very closely, including the values received upon the disposition of the Kentile assets.

       In addition, the accompanying consolidated statements of operations include operating losses of Kentile during 1995, incurred prior to its closure, of approximately $2.3 million, on a pre-tax basis.

(3)  REAL PROPERTY HELD FOR RENTAL:

       The Registrant is the lessor of real estate under operating leases which expire in various years through 2071.

       The following is a summary of real property held for rental at December 31-

                                                1995                1994
                                          -----------------    ----------------

         Land                                 $12,094,596          $12,244,736
         Buildings                            113,888,625          114,395,602
                                          -----------------    ----------------

                                              125,983,221          126,640,338

         Less- Accumulated depreciation       (57,919,719)         (51,569,038)
                                          -----------------    ----------------

                                              $68,063,502          $75,071,300
                                          =================    ================

       As of December 31, 1995, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

         Year Ended December 31-
           1996                                   $16,821,000
           1997                                    14,680,000
           1998                                    12,344,000
           1999                                     9,909,000
           2000                                     8,250,000
           Thereafter                              48,997,000
                                             ------------------

         Total Minimum Future Rentals            $111,001,000
                                             ==================

       Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income in 1995, 1994 and 1993 were approximately $1,029,000, $915,000 and $1,037,000, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment is principally used in the Registrant's manufacturing operations and consists of the following at December 31-


                                               1995                 1994
                                         ------------------    ----------------

         Land                                   $992,950              $992,950
         Buildings and improvements            4,143,125             3,450,014
         Machinery and equipment              10,865,986             9,038,994
                                         ------------------    ----------------

                                              16,002,061            13,481,958

         Less- Accumulated depreciation       (6,044,413)           (4,823,541)
                                         ------------------    ----------------

                                              $9,957,648            $8,658,417
                                         ==================    ================

       At December 31, 1995 and 1994, property, plant and equipment includes approximately $2.3 million of land and buildings used in the Registrant's D&M/Chu antenna business. The Registrant expects to cease operations at D&M/Chu, Massachusetts during early 1996 and anticipates renting the facility at that time. Accordingly, the Registrant intends to reclassify such property to real property held for rental in 1996.

(5)  MARKETABLE SECURITIES:

       The aggregate market value of marketable securities, which were all equity securities and available-for-sale, was $83,760 and $594,070 at December 31, 1995 and 1994, respectively, while gross unrealized holding gains were $54,622 and $61,863 on a net of tax basis, respectively.

       Proceeds from the sales of securities, which were designated as available-for-sale in 1995 and 1994, and the resulting gross realized gains and losses included in the determination of net income for the years ended December 31, 1995, 1994 and 1993 are as follows-

                                                                         1995               1994            1993
                                                                    ---------------    ---------------    ---------
         Proceeds                                                        $729,318         $2,979,985          $0
                                                                    ===============    ===============    =========

         Realized gains                                                  $229,979         $1,233,389          $0
                                                                    ===============    ===============    =========

         Realized losses                                                       $0           ($29,926)         $0
                                                                    ===============    ===============    =========


(6)  NOTES RECEIVABLE:

       Notes receivable consist of the following at December 31-

                                                                                       1995              1994
                                                                                   --------------    -------------
         Mortgage note receivable (a)                                                $2,958,229                $0
         Mortgage note receivable (Note 12)                                           2,497,000                 0
         Mortgage note receivable (Note 12)                                                   0         2,253,000
         Mortgage notes receivable (b)                                                  695,530           722,913
         Mortgage note receivable (Note 12)                                                   0           265,000
         Due from related party (Note 12)                                               415,000           360,000
         Other                                                                          581,394                 0
                                                                                   --------------    -------------

                                                                                      7,147,153         3,600,913
         Less- Current portion included in notes
           and accounts receivable                                                    3,522,965         2,904,685
                                                                                   --------------    -------------

                                                                                     $3,624,188          $696,228
                                                                                   ==============    =============

         (a) In February 1994, the Registrant acquired the underlying mortgage secured by Kentile Floors' South Plainfield, New Jersey facility for $2.25 million plus the assumption of certain liabilities in connection with operating and maintaining the property. The mortgage note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. At December 31, 1994 the Registrant accounted for this mortgage as an insubstance foreclosure and, accordingly, recorded the purchase price as a component of real property held for rental. In accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," the Registrant reclassified this to noncurrent notes receivable effective January 1, 1995. As prescribed, prior year amounts were not restated. Management believes that the fair value of the property exceeds the carrying value of the mortgage note.

         (b) As partial consideration in the sale of several properties, the Registrant received mortgage notes in the aggregate amount of $2,080,000. The notes, which are secured by the properties sold, bore interest in 1995 and 1994 at various rates ranging between 9% and 15% and bear interest in future periods at rates ranging between 9% and 11%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008. One such note, with an original face amount of $200,000 was satisfied during 1994.

                In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $896,000 and $941,000 at December 31, 1995 and 1994, respectively. The deferred gains are being recognized as income as payments are received under the note.

(7)  OTHER ASSETS:

       Other assets consist of the following at December 31-

                                                                                    1995                1994
                                                                              -----------------    ----------------
         Anticipated insurance recoveries (a)                                      $2,943,000           $7,000,000
         Pensions - Note 15                                                                 0              417,663
         Deposits                                                                     810,805              832,795
         Covenants not to compete                                                     204,889              403,717
         Cash surrender value of life insurance policies, net                         295,410              294,447
         Patents, net of accumulated amortization                                     176,134              188,646
         Other                                                                        644,361              162,251
                                                                              -----------------    ----------------

                                                                                    5,074,599            9,299,519

         Less-  Amounts included in prepaid expenses and
                  other current assets                                                687,535            4,334,926
                                                                              -----------------    ----------------

                           Total other assets                                      $4,387,064           $4,964,593
                                                                              =================    ================

          (a) In accordance with Staff Accounting Bulletin 92, the Registrant has recorded the anticipated recoveries from its insurance carriers in connection with the environmental investigation and remediation costs to be incurred at two of its manufacturing sites in New Jersey. See Note 17, "Contingencies."

(8)  ACCOUNTS PAYABLE
     AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following at December 31-

                                                                                    1995                1994
                                                                              -----------------    ----------------

         Accounts payable                                                          $8,658,096           $8,602,027
         Accrued wages and benefits                                                 2,477,483            2,143,151
         Liabilities for discontinued operations                                    3,236,311                    0
         Other accrued expenses                                                     4,772,473            4,322,930
                                                                              -----------------    ----------------

                                                                                  $19,144,363          $15,068,108
                                                                              =================    ================

(9)  LONG-TERM DEBT:

       Long-term debt consists of the following at December 31-

                                                                                   1995                1994
                                                                             -----------------    ----------------

         First mortgages on real property (a)                                    $43,816,859          $50,516,000
         Second mortgages on real property (b)                                       355,431              390,902
         Loan payable to bank (c)                                                  2,010,832            3,280,829
         Loan payable to bank (d)                                                  1,575,000            2,756,251
         Loan payable to bank (e)                                                  2,992,500                    0
         Note payable (f)                                                          1,200,000            1,200,000
         Other                                                                        34,295              317,890
                                                                             -----------------    ----------------

                                                                                  51,984,917           58,461,872

         Less- Current maturities                                                 10,085,227            9,597,459
                                                                             -----------------    ----------------

                                                                                 $41,899,690          $48,864,413
                                                                             =================    ================

     (a) First mortgages bearing interest at rates ranging from 4% to 10.5% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from September 1996 through February 2010.

     (b) Second mortgages bearing interest at rates of approximately 10.125% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from October 2001 through November 2002.

     (c) In July 1992, the Registrant borrowed $6,350,000 from a bank to refinance a note to a former shareholder which was issued in connection with the merger of BMG Equities, Corp. ("BMG"). This note bore interest at the bank's prime lending rate plus 1/4% until April 1993 when it was converted to a fixed rate note at 6.2% for the remainder of the term. The note is due in 60 equal principal installments, together with accrued interest thereon, through July 1997. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. At December 31, 1995 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver for such noncompliance and has modified certain covenants through December 30, 1996. The Registrant believes it will be in compliance with the foregoing agreements.

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

     (e) In August 1995, the Registrant converted $3.15 million outstanding under its revolving credit facility to a fixed rate note at 7.94% per annum. The note is due in 60 equal principal installments, together with accrued interest thereon, through September 2000. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. At December 31, 1995 the Registrant was not in compliance with certain of these covenants. The bank has granted a waiver for such noncompliance and has modified certain covenants through December 30, 1996. The Registrant believes it will be in compliance with the foregoing agreements.

     (f) As partial consideration in the acquisition of D&M/Chu the Registrant issued a $1,200,000 note to the sellers. The note bore interest at 7.75% between May 1995 and December 1995. The interest rate is adjusted annually by no more than a 1% increase or decrease from the rate of the immediately preceding twelve-month period to the published prime rate charged by U. S. banks. This rate was 6.5% between May 1992 and May 1994 and 6.75% during the 12 month period ending in May 1995. The note requires quarterly interest payments and matures in May 1997. Under certain conditions, the Registrant may offset certain amounts against this note.

         The approximate aggregate maturities of these obligations at December 31, 1995 are as follows-

           1996                                                 $10,085,227
           1997                                                   8,013,866
           1998                                                   5,471,182
           1999                                                   5,239,684
           2000                                                   5,015,935
           Thereafter                                            18,159,023
                                                           ------------------

                                                                $51,984,917
                                                           ==================

(10)   REVOLVING CREDIT FACILITIES:

         The Registrant maintains an unsecured line of credit arrangement with a bank which provides for borrowings up to $15,000,000. Advances under this facility accrue interest at the bank's prime lending rate ("Prime"), which was 8.5% at December 31, 1995 and 1994, or at the London Interbank Offered Rate ("LIBOR") plus 2%, at the Registrant's option. Borrowings at the LIBOR rate must be fixed for a 1, 2, 3 or 6 month period at the time of the advance. At December 31, 1995 approximately $7.8 million was outstanding under this facility; approximately $1.8 million at Prime and $6 million at approximately 7.25%. At December 31, 1994, $6 million was outstanding at Prime.

         Borrowings under this facility are jointly and severally guaranteed by both the Registrant and its subsidiaries. Unless extended, any amounts outstanding are due and payable within 30 days of the expiration of this facility. This demand facility is reviewed by the bank annually on May 31.

(11)   STOCKHOLDERS' EQUITY:

         Stock Options-

           The Registrant has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Registrant's common stock at the fair market value at the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. The 1988 Incentive Stock Option Plan (the "Incentive Plan") provides for the granting of incentive stock options not to exceed 325,000 options in the aggregate. The 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") provides for the granting of incentive or nonqualified stock options, also not to exceed 325,000 options in the aggregate.

           At December 31, 1995, there were 117,193 and 47,733 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1994, 119,516 and 49,594 options were outstanding under the Joint Plan and Incentive Plan, respectively.

           In addition to options outstanding under the Joint Plan and Incentive Plan, 180,000 options were outstanding at December 31, 1995 and 1994. Such options were previously granted to Directors and certain officers of the Registrant and are presently exercisable at $5.50 per share, which price was equal to or greater than the market value per share on the date of grant. If unexercised, these options expire 30 days after the end of a Director's term. During 1994 directors of the Registrant exercised options to purchase 60,000 of such shares.

           Transactions involving stock options are summarized below-

                                                                                    1995                1994
                                                                              -----------------    ----------------
              Outstanding, beginning of year                                         349,110              506,328
              Granted                                                                      0                    0
              Canceled                                                                (3,484)             (44,297)
              Exercised                                                                 (700)            (112,921)
                                                                              -----------------    ----------------

              Outstanding, end of year                                               344,926              349,110
                                                                              =================    ================

              Exercisable, end of year                                               304,926              268,443
                                                                              =================    ================

              Price range of options exercised                                      $5.00             $5.00-$8.42
                                                                              =================    ================
              Price range of options outstanding                                $5.00-$16.38         $5.00-$16.38
                                                                              =================    ================

(12)   TRANSACTIONS WITH RELATED PARTIES:

         In May 1995, the Registrant participated in a $4.5 million loan transaction secured by an assignment of a mortgage note covering a commercial office building in New York City. The Registrant advanced approximately $2.5 million in connection with this loan. The remaining amounts were advanced by the following: a Director of the Registrant, $500,000; the wife of the Board Chairman, $1.45 million; and the balance by unrelated parties. The note bears interest at

         14% per annum, payable monthly and matures in May 1996. The participants also received a commitment fee of 4% in connection with the loan. Upon maturity, the note can be extended for two six month periods, each in consideration of 2% of the outstanding balance and an additional eight month period in consideration of 3% of the outstanding balance. A Director of the Registrant is a shareholder of the borrower and also a guarantor under the note.

         The Registrant's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Registrant are directors. Fees paid for the management of these properties is based upon a percentage of revenue and were approximately $120,000 and $103,000 for 1995 and 1994, respectively. In addition, the Registrant has committed to loan this Company $4 million over a six year period. This loan will be secured by a second mortgage on real property. No amounts have been advanced to date.

         In May 1994, the Registrant participated in a $2,650,000 loan transaction secured by a first mortgage covering a leasehold estate. The Registrant advanced $265,000 in connection with this loan. The remaining amount was advanced by a company in which a Director of the Registrant owns a substantial interest. The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in May 1995. In addition, the participants received a commitment fee of 3% on their advances from the borrower.

         In April 1994, the Registrant participated in a $5,000,000 loan transaction secured by a second mortgage covering a leasehold estate. The Registrant advanced $2,253,000 in connection with this loan. The remaining amounts were advanced by the following: Directors of the Registrant, $830,000; the wife of the Board Chairman, $1 million; Officers of the Registrant, $39,000; and $878,000 by unrelated parties. The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in February 1995. In addition, the participants received a commitment fee of 3% on their advances from the borrower.

         In connection with the purchase of an interest in a real estate loan from a Director in 1992, the Registrant issued a note in the amount of $198,000. The note bore interest at 10% and was fully satisfied in February 1995.

         During 1995 and 1994 the Registrant advanced, in the aggregate, $415,000 and $360,000, respectively, to the Chairman of the Board. Such advances bore interest at the Registrant's borrowing rate under its revolving credit facility which was 8.5% at December 31, 1995 and 1994. Amounts outstanding at December 31, 1995 and 1994 of $415,000 and $360,000, respectively, together with accrued interest thereon were repaid in January 1996 and 1995, respectively.

(13)   INCOME TAXES:

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

         The cumulative benefit recorded by the Registrant primarily arose from basis differences of real properties held for rental for financial statement and income tax purposes. Based upon the Registrant's historical and projected levels of pretax income, management believes it is more likely than not that the Registrant will realize such benefits in the future and accordingly no valuation reserve has been recorded.

         The components of the net deferred tax asset (liability) at December 31, 1995 and 1994, are as follows-

                                                                                   1995               1994
                                                                              ---------------    ---------------
           Realization allowances related to
              accounts receivable and inventories                                  $585,046           $537,407
           Net unrealized gain on marketable securities                             (28,138)                 0
           Basis differences relating to real
              property held for rental                                            2,246,128          1,755,810
           Accrued expenses, deductible when paid                                 2,683,819          1,609,260
           Deferred revenue and profit (for tax purposes)                          (221,486)          (256,673)
           Basis differences relating to business acquisitions                   (1,858,912)        (1,858,912)
           Property, plant and equipment                                           (579,619)          (455,685)
           Pensions                                                                   7,959           (147,563)
           Other, net                                                                15,399              5,940
                                                                              ---------------    ---------------

                         Net deferred tax asset (liability)                       2,850,196          1,189,584

           Less- Current portion                                                  1,893,205            768,343
                                                                              ---------------    ---------------

                         Noncurrent portion                                        $956,991           $421,241
                                                                              ===============    ===============

         Income tax provision (benefit) reflected in the accompanying consolidated statements of income for the years ended December 31, 1995, 1994 and 1993, is summarized as follows-

                                                                   1995              1994               1993
                                                              ---------------    --------------    ---------------
           Current-
              Federal                                            $2,572,000         $2,286,000         $2,511,000
              State                                               1,337,000          1,131,000            770,000
           Deferred                                                (795,000)          (405,000)          (237,000)
                                                              ---------------    --------------    ---------------

                                                                 $3,114,000         $3,012,000         $3,044,000
                                                              ===============    ==============    ===============


         A reconciliation of tax provision computed at statutory rates to the amounts shown in the accompanying consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 is as follows-

                                                                   1995              1994               1993
                                                              ---------------    --------------    ---------------
         Computed Federal income
           tax provision at statutory rates                      $2,272,000         $2,255,000         $2,520,000
         State income taxes, net of
           Federal income tax benefit                               903,000            767,000            508,000
         Other, net                                                 (61,000)           (10,000)            16,000
                                                              ---------------    --------------    ---------------

                                                                 $3,114,000         $3,012,000         $3,044,000
                                                              ===============    ==============    ===============

(14)   OTHER INCOME AND EXPENSE:

         The components of other income and expense in the accompanying consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 are as follows-

                                                                    1995              1994               1993
                                                               ---------------    --------------    ---------------
           Gain on sales of real estate assets                      $865,490         $1,399,495         $1,109,591
           Net realized and unrealized
              gains (losses) on
              marketable securities (a)                              229,979          1,203,463            743,636
           Income from equity investments (b)                          3,676             46,029            578,382
           Other (c)                                                 545,711            170,506          1,681,488
                                                               ---------------    --------------    ---------------

                                                                  $1,644,856         $2,819,493         $4,113,097
                                                               ===============    ==============    ===============

          (a) In 1995 and 1994 unrealized gains and losses on marketable securities, which were all available-for-sale, have been recorded net, as a separate component of stockholders' equity in accordance with SFAS 115. In prior years, unrealized losses were included in the determination of net income while unrealized gains were only recognized to the extent of previously unrecognized losses. See Note 1.

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

(15)   RETIREMENT PLAN:

         The Registrant has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products segment.

         The following table sets forth the funded status of the plan and amounts recognized in the Registrant's consolidated financial statements as of December 31, 1995 and 1994.

                                                                                    1995                1994
                                                                              -----------------    ----------------
           Accumulated benefit obligation:
              Vested                                                               $1,867,000           $1,719,000
              Nonvested                                                               141,000               84,000
                                                                              -----------------    ----------------

                                                                                   $2,008,000           $1,803,000
                                                                              =================    ================

           Plan assets at fair value, primarily U. S. bonds,
              government-backed mortgage obligations
              and stocks                                                           $1,968,000           $1,829,000
           Projected benefit obligation                                            (2,182,000)          (1,968,000)
                                                                              -----------------    ----------------

           Projected benefit obligation in excess of plan assets                     (214,000)            (139,000)
           Effect of purchase accounting                                             (156,000)            (156,000)
           Unrecognized net loss, net of amortization                                 581,000              713,000
           Adjustment required to recognize minimum
              liability                                                              (251,000)                   0
                                                                              -----------------    ----------------

           Prepaid (accrued) pension obligation                                      ($40,000)            $418,000
                                                                              =================    ================

         In accordance with Statement of Financial Accounting Standard No.87, "Employers' Accounting for Pensions" ("SFAS 87") an additional minimum liability of approximately $251,000 was recognized at December 31, 1995 for the sum of the excess of the accumulated benefit obligation over the fair value of plan assets plus prepaid pension contributions. The liability has been offset by intangible assets to the extent possible and the balance has been charged as a separate component of stockholders' equity, net of tax benefits. No pension liability was provided at December 31, 1994 since the fair value of plan assets exceeded the accumulated benefit obligation.

         Net periodic pension expense for 1995 and 1994 includes the following components-

                                                                                      1995               1994
                                                                                  --------------    ---------------
           Service cost                                                                $197,000          $182,000
           Interest cost                                                                145,000           132,000
           Actual return on plan assets                                                (199,000)           61,000
           Net amortization and deferral                                                 63,000          (222,000)
                                                                                  --------------    ---------------

                         Net periodic pension expense                                  $206,000          $153,000
                                                                                  ==============    ===============

         In determining the projected benefit obligation for 1995 and 1994, the weighted average assumed discount rate was 7.5%, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining net periodic pension cost was 9%. No contributions were made during 1995 or 1994.

(16)   BUSINESS SEGMENTS:

         At December 31, 1995, the Registrant had three business segments: real estate investment and management, the manufacturing and sale of engineered products and the manufacture and sale of antenna systems. Information on the Registrant's business segments for 1995, 1994 and 1993 is as follows-

                                                                      1995             1994             1993
                                                                  -------------    -------------    -------------
                                                                                  (in thousands)
           Net revenues and sales-
              Rental revenues                                         $22,652           $21,988          $20,815
              Antenna systems                                          20,307            19,495           21,098
              Engineered products                                      41,687            35,511           27,643
                                                                  -------------    -------------    -------------

                                                                      $84,646           $76,994          $69,556
                                                                  =============    =============    =============

           Operating income (loss)-
              Real estate investment and management                    $5,129            $5,009           $3,946
              Antenna systems                                          (1,103)           (1,527)             769
              Engineered products                                       3,779             2,477            1,585
                                                                  -------------    -------------    -------------

                                                                        7,805             5,959            6,300

           General corporate expenses                                  (2,332)           (1,613)          (2,561)
           Other income (expense), net                                  1,210             2,287            3,672
                                                                  -------------    -------------    -------------

                      Income from continuing
                         operations before income taxes                $6,683            $6,633           $7,411
                                                                  =============    =============    =============

           Identifiable assets-
              Real estate investment and management                   $88,954           $92,479          $86,668
              Antenna systems                                          15,291            15,580           17,686
              Engineered products                                      12,955            14,365           10,528
              Discontinued operations                                       0             5,290                0
                                                                  -------------    -------------    -------------

                                                                     $117,200          $127,714         $114,882
                                                                  =============    =============    =============

         Through the Registrant's antenna systems segment, approximately 16%, 17% and 21% of consolidated revenues were derived from sales to the United States Government or its contractors in 1995, 1994 and 1993, respectively.

         Sales by the Registrant's engineered products segment to automobile original equipment manufacturers accounted for approximately 23%, 23% and 20% of 1995, 1994 and 1993 consolidated revenues, respectively.

(17)   CONTINGENCIES:

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

         At December 31, 1994, a total of $7 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements, including approximately $4.1 million in prepaid expenses and other current assets since such amounts were anticipated to be settled and received within 12 months. Such amounts were in fact received during 1995. The remaining balance of $2.9 million at December 31, 1995 is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         Effective January 1, 1994, the Registrant adopted the provisions of Staff Accounting Bulletin 92 and accordingly has recorded the expected liability associated with remediation efforts as a component of other long-term liabilities and the anticipated insurance recoveries as a component of prepaid expenses and other current assets and other assets in the Registrant's consolidated financial statements.

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS



                                                                                            Write-offs
                                                                                              Net of
                                                                                            Recoveries
                                                         Balance           Charged         of Accounts          Balance
                                                           at                to             Previously             at
                                                        Beginning         Costs and          Written             End of
                                                        of Period         Expenses             Off               Period
                                                      --------------    --------------    ---------------    ---------------
Allowance for doubtful accounts receivable:

     Year ended December 31, 1995                        $542,545          $54,133            $125,272            $471,406

     Year ended December 31, 1994                         285,545          257,000                   0             542,545

     Year ended December 31, 1993                         241,000           44,545                   0             285,545









           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION


                                                                                 Costs               Gross Amount at Which
                                     Mortgage    Initial Cost To Registrant   Capitalized          Carried at Close of Period
                                       Loans     --------------------------  Subsequent to ----------------------------------------
                                      Payable                 Building and    Acquisition/             Building and     Total
          Description                 (Gross)       Land      Improvements    Improvements    Land     Improvements    (a) (c)
          -----------                ----------- -----------  -------------  ------------- ----------- ------------- --------------
Shopping Centers and Retail Outlets-
   Culver, CA                         $5,351,599    $841,811     $7,576,296            $0     $841,811    $7,576,296   $8,418,107
   Northbrook, IL                      5,830,075     897,246      8,075,215             0      897,246     8,075,215    8,972,461
   Miscellaneous Investments          28,827,513   6,250,592     55,575,449       771,989    6,250,592    56,347,438   62,598,030
                                     ----------- -----------  -------------  ------------- ----------- ------------- --------------
                                      40,009,187   7,989,649     71,226,960       771,989    7,989,649    71,998,949   79,988,598
                                     ----------- -----------  -------------  ------------- ----------- ------------- --------------
Commercial Properties-
   Miscellaneous Investments           3,283,312   2,583,178     26,992,573             0    2,583,178    26,992,573   29,575,751
Day Care Centers and Offices-
   Miscellaneous Investments             626,033     642,895      5,786,058     1,132,683      642,895     6,918,741    7,561,636
Hotel Properties-
   Miscellaneous Investments             253,758           0      2,867,703             0            0     2,867,703    2,867,703
Other-
   Miscellaneous Investments                   0     878,874      4,614,413       496,246      878,874     5,110,659    5,989,533
                                     ----------- -----------  -------------  ------------- ----------- ------------- --------------
                                     $44,172,290 $12,094,596   $111,487,707    $2,400,918  $12,094,596  $113,888,625 $125,983,221
                                     =========== ===========  =============  ============= =========== ============= ==============

                                                                                                      Life on Which
                                                                                                      Depreciation
                                                                                                       in Latest
                                                                                                      Statement of
                                          Accumulated                                                  Income is
                                          Depreciation            Date of             Date              Computed
          Description                          (b)             Construction         Acquired            (Years)
          -----------                   ------------------    ----------------    --------------    ----------------
Shopping Centers and Retail Outlets-
   Culver, CA                                $3,801,304             N/A              1986                18
   Northbrook, IL                             3,887,315             N/A              1987                18
   Miscellaneous Investments                 28,026,042             N/A              1986-94             10-39
                                        ------------------
                                             35,714,661
                                        ------------------
Commercial Properties-
   Miscellaneous Investments                 13,226,023             N/A              1986-94             12-29
Day Care Centers and Offices-
   Miscellaneous Investments                  5,366,729             N/A              1986-91              7-39
Hotel Properties-
   Miscellaneous Investments                  2,646,907             N/A              1986-87             10
Other-
   Miscellaneous Investments                    965,399             N/A              1986-94             10-39
                                        ------------------
                                            $57,919,719
                                        ==================

Notes:
(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1995 are as follows-

                                                               1995                1994                1993
                                                         -----------------    ----------------    ---------------
Real property held for rental at beginning of period        $126,640,338         $119,650,430       $119,778,000
Additions during the period-
   Acquisitions and improvements                               2,679,878            6,643,880            750,000
   Transfers from property, plant and equipment                        0            1,420,927                  0
   Transfer to noncurrent notes receivable                    (2,682,563)                   0                  0
                                                         -----------------    ----------------    ---------------
                                                             126,637,653          127,715,237        120,528,000
Deductions during period-
   Cost of real estate sold                                      654,432            1,074,899            877,570
                                                         -----------------    ----------------    ---------------
                                                            $125,983,221         $126,640,338       $119,650,430
                                                         =================    ================    ===============

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1995 are as follows-

                                                               1995                1994               1993
                                                         -----------------    ----------------    --------------
Accumulated depreciation at beginning of period              $51,569,038          $45,257,746        $38,942,798
Additions during the period-
   Provision for depreciation                                  6,717,161            6,660,537          6,626,079
   Transfers from property, plant and equipment                        0              134,065                  0
   Transfer to noncurrent notes receivable                       (29,065)                   0                  0
                                                         -----------------    ----------------    --------------
                                                              58,257,134           52,052,348         45,568,877
Deductions during period-
   Accumulated depreciation of real estate sold                  337,415              483,310            311,131
                                                         -----------------    ----------------    --------------
                                                             $57,919,719          $51,569,038        $45,257,746
                                                         =================    ================    ==============

(c) The aggregate cost for Federal income tax purposes is approximately $180,435,000.

The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995

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

Mortgage note receivable in connection with        8% through January 1993;       February 2002         Principal and interest due
   sale of hotel property in Beaumont, Texas       9% through January 1994;                             monthly; in addition
                                                   10% through January 2000;                            principal payments of
                                                   11% thereafter                                       $50,000 are due in February
                                                                                                        1993 and $773,000 at
                                                                                                        maturity

Mortgage note receivable in connection with sale   10%                            August 1, 2000        Principal and interest due
   of land and building in Waterbury, Connecticut                                                       monthly

Mortgage note receivable in connection with sale   9%                             December 31, 2008     Principal and interest due
   of land and building in Augusta, Georgia                                                             monthly

                                                                                                     Principal Amount of
                                                                                                        Loans Subject
                                                                                 Carrying               to Delinquent
                                                      Prior    Face Amount of     Amount of               Principal
               Description                            Liens      Mortgages      Mortgages (b)            or Interest
               -----------                          --------- --------------- ------------------     -------------------
Mortgage note receivable in connection with sale        $0          $610,000       $231,067                $0
   of hotel property in Montgomery, Alabama



Mortgage note receivable in connection with              0           900,000        371,891                 0
   sale of hotel property in Beaumont, Texas



Mortgage note receivable in connection with sale         0           325,000         79,867                 0
   of land and building in Waterbury, Connecticut

Mortgage note receivable in connection with sale
   of land and building in Augusta, Georgia              0            45,000         12,705                 0
                                                      -----  ---------------  ---------------          ---------

                                                        $0        $1,880,000       $695,530  (a)(c)        $0
                                                      =====  ===============  ===============          =========

NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1995 is as follows-

         Balance at beginning of period              $722,913
         Additions during period-
           New mortgage loans                               0
         Deductions during period-
           Collection of principal                    (27,383)
                                                ----------------

         Balance at end of period                    $695,530
                                                ================

(b) In accordance with generally accepted accounting principles the gains from the sale of these properties are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1995:

       Mortgage note receivable in connection with sale of property in-

         Montgomery, Alabama                         $252,962
         Beaumont, Texas                              455,081
         Waterbury, Connecticut                       160,805
         Augusta, Georgia                              26,951
                                               ----------------

                                                     $895,799
                                               ================

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.


The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                            QUARTERLY FINANCIAL DATA

                                   (unaudited)

                  (dollars in thousands except per share data)

                                                                 First            Second           Third            Fourth
                                                                Quarter          Quarter          Quarter          Quarter
                                                              -------------    -------------    -------------    -------------
FOR THE YEAR 1995:
   Revenues                                                      $21,347          $22,144          $19,308          $21,847
                                                              =============    =============    =============    =============

   Costs and expenses                                            $19,613          $19,625          $18,687          $21,248
                                                              =============    =============    =============    =============

   Other income (expenses)                                          $934             $130             $134              $12
                                                              =============    =============    =============    =============

   Income from continuing operations                              $1,562           $1,430             $494              $83
                                                              =============    =============    =============    =============

   Loss from discontinued operations, net of tax                   ($735)           ($342)         ($4,396)              $0
                                                              =============    =============    =============    =============

   Net income (loss)                                                $827           $1,088          ($3,902)             $83
                                                              =============    =============    =============    =============

   Per share data:
     Income from continuing operations                              $.26             $.24             $.08             $.01
     Loss from discontinued operations,
         net of tax                                                 (.12)            (.06)            (.77)               0
                                                              -------------    -------------    -------------    -------------

   Net income (loss) per common share                               $.14             $.18            ($.69)            $.01
                                                              =============    =============    =============    =============

FOR THE YEAR 1994:
   Revenues                                                      $19,470          $19,925          $19,150          $18,449
                                                              =============    =============    =============    =============

   Costs and expenses                                            $17,283          $18,144          $18,332          $18,889
                                                              =============    =============    =============    =============

   Other income (expenses)                                          $325             $624           $1,357             ($19)
                                                              =============    =============    =============    =============

   Income (loss) from continuing operations                       $1,433           $1,420           $1,220            ($452)
                                                              =============    =============    =============    =============

   Income (loss) from discontinued operations,
     net of tax                                                      $10             ($10)            ($88)           ($600)
                                                              =============    =============    =============    =============

   Net income (loss)                                              $1,443           $1,410           $1,132          ($1,052)
                                                              =============    =============    =============    =============

   Per share data:
     Income (loss) from continuing operations                       $.23             $.23             $.19            ($.07)
     Loss from discontinued operations,
       net of tax                                                      0                0             (.01)            (.10)
                                                              -------------    -------------    -------------    -------------

   Net income (loss) per common share                               $.23             $.23             $.18            ($.17)
                                                              =============    =============    =============    =============

                                      F-29