Form 10-K/A
period 1995-12-31
UNITED CAPITAL CORP /DE/
filed 1996-04-29
CIK 65358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
(Mark One)


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------------------------------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                            to
                               --------------------------    ------------------

                         Commission file number 1-10104
                                                -------

                              UNITED CAPITAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 04-2294493
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

9 Park Place, Great Neck, New York                      11021
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (516) 466-6464
                                                --------------------------------

Securities registered under Section 12(b) of the Exchange Act:


================================================================================
     Title of Each Class           Name of Each Exchange on Which Registered
- --------------------------------------------------------------------------------
Common Stock, $.10 par value             American Stock Exchange
================================================================================

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).
As of March 21, 1996, the aggregate market value was $14,822,000.

         The number of shares of the Registrant's $.10 par value Common Stock outstanding as of March 21, 1996 was 5,546,079.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         As of April 1, 1996, the executive officers and directors of the Company are as follows:

                Name                                       Principal Occupation                           Age
- --------------------------------          -------------------------------------------------          --------
A.F. Petrocelli                           Chairman of the Board,                                          52
                                               President and Chief
                                               Executive Officer of the
                                               Company

Dennis S. Rosatelli                       Vice President, Chief                                           48
                                               Financial Officer and
                                               Secretary of the Company

Arnold S. Penner                          Self employed real estate                                       59
                                               investor and broker

Howard M. Lorber                          President of Hallman & Lorber                                   47
                                               Associates, Inc.

Robert J. McInerney                       Executive Vice President                                        50


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

         HOWARD M. LORBER, has been a Director of the Company since May 1991. Mr. Lorber has been President of Hallman & Lorber Associates, Inc., a consulting and actuarial firm for pension and profit sharing plans, since 1975. Mr. Lorber is Chairman of the Board of Directors of Nathan's. Mr. Lorber is a member of the Boards of Directors of New Valley Corporation f/k/a Western Union Corp., Prime Hospitality Corp., and Alpine Lace Brands, Inc., and a Trustee of the Board of Long
Island University. Since before 1991 Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1991.

         ROBERT J. McINERNEY has been an Executive Vice President of the Company since June 1995 and President of its Dorne-Margolin subsidiary from August 1994 to June 1995. Prior thereto, Mr. McInerney was
President of the Commercial Products Division of Arrow Electronics
Inc. for more than five years.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth, for the Company's 1995 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the other two most highly compensated executive officers of the Company other than the CEO who were executive officers of the Company during the fiscal year ended December 31, 1995 whose salary and bonus exceeded $100,000 (two individuals) with respect to the fiscal year ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation                       Long Term Compensation
                                            ---------------------------------------------       ------------------------------
                                                                                Other Annual                         All Other
       Name and Principal                                                       Compensation       Number of       Compensation
            Position                 Year        Salary($)         Bonus($)        ($)(1)           Options             ($)
- -------------------------------    -------  -------------------   ----------   --------------   ---------------   -------------
A.F. Petrocelli,                     1995        $650,000          $700,000       ----               ----            ----
   Chairman of the                   1994         650,000           700,000       ----               ----            ----
   Board, President                  1993         650,000           700,000       ----              100,000          ----
   and Chief Executive
   Officer

Dennis S. Rosatelli,                 1995        $150,000            ----         ----               ----            ----
   Vice President and                1994         150,000           $60,000       ----               ----            ----
   Chief Financial                   1993         150,000            60,000       ----                5,000          ----
   Officer

Robert J. McInerney,                 1995        $180,000            ----         ----               ----            ----
  Executive Vice                     1994          ----              ----         ----               ----            ----
  President (2)                      1993          ----              ----         ----               ----            ----

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Mr. McInerney became Executive Vice President of the Company in June 1995. Prior thereto, he was employed by a subsidiary of the Company. All amounts shown reflect payments from the Company or from such subsidiary.

OPTION GRANTS DURING 1995 FISCAL YEAR

        The Company granted no options during the fiscal year ended December 31, 1995 to Messrs. Petrocelli, Rosatelli or McInerney.

FISCAL YEAR END OPTION VALUES

        No options were exercised by either Mr. Petrocelli or Mr. Rosatelli during the fiscal year-ended December 31, 1995. Mr. McInerney holds no options. The following table sets forth certain information regarding the options held by executive officers during the fiscal year-ended December 31, 1995 by each of Mr. Petrocelli and Mr. Rosatelli.

                          FISCAL YEAR-END OPTION VALUES

                            Number of Securities
                           Underlying Unexercised          Value of Unexercised
                                 Options at                in-the-Money Options
                             December 31, 1995             at December 31, 1995
                         Exercisable/Unexercisable     Exercisable/Unexercisable
                                    (#)                           ($)(1)
Name                     -------------------------     ------------------------
- ----

A.F. Petrocelli.........        191,667/                      $184,375/0
                                 33,333(3)
Dennis S. Rosatelli.....         28,334/                       $36,875/0
                                  1,666(2)

- ----------------

(1) Based on the closing price of a share of Common Stock ($6.875 as reported by the American Stock Exchange on December 29,1995.)

(2) The unexercisable options held by Messrs. Petrocelli and Rosatelli were not in the money at December 31, 1995.

EMPLOYEE RETIREMENT PLAN

        The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                     PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                                              Years of Service
                        --------------------------------------------------------------------------------------------

        Salary                  10               15             20             25             30             35
        ------
                        ----------------    ------------   ------------   ------------   ------------   ------------

$ 20,000...............       $1,750           $2,625         $3,500         $4,375         $5,250         $6,125
  30,000...............        3,250            4,875          6,500          8,125          9,750         11,375
  40,000...............        4,750            7,125          9,500         11,875         14,250         16,625
  50,000...............        6,250            9,375         12,500         15,625         18,750         21,875
  60,000...............        7,750           11,625         15,500         19,375         23,250         27,125
  70,000...............        9,250           13,875         18,500         23,125         27,750         32,375
  80,000...............       10,750           16,125         21,500         26,875         32,250         37,625
  90,000...............       12,250           18,375         24,500         30,625         36,750         42,875
 100,000...............       13,750           20,625         27,500         34,375         41,250         48,125
 150,000...............       21,250           31,875         42,500         53,125         63,750         74,375
======================================================================================================================

        The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1995.

        The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli eight years and Dennis S. Rosatelli seven years, respectively. Mr. McInerney has less than one year of credited years of service under the noncontributory pension plan.

        Subject to compensation limitations under the Employee Retirement Income Security Act of 1974, which was $150,000 in 1995, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

        The Company has an employment contract with Mr. Petrocelli which provides for a base salary of $650,000 per annum plus a bonus as determined by the Board of Directors. In the event of a change of control of the Company as defined in the employment agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary and purchase outstanding options owned by Mr. Petrocelli. The employment agreement provides for successive one year terms unless either the Company or Mr. Petrocelli gives the other written notice that the employment agreement is terminated.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information concerning ownership of the Company's Common Stock, as of April 1, 1996 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:

Name and Address                            Shares                  Percentage
Of Beneficial Owner                     Beneficially Owned          of Class
- -------------------                     ------------------          --------

A.F. Petrocelli                         3,094,091(1)(2)               53.9%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                        500,000(2)                   9.0%
c/o 9 Park Place
Great Neck, NY 11021

Dennis S. Rosatelli                        30,333(3)                      *
9 Park Place
Great Neck, NY 11021

Arnold S. Penner                           20,000(4)                      *
950 Third Avenue
23rd Floor
New York, NY 10022

Name and Address                            Shares                  Percentage
Of Beneficial Owner                     Beneficially Owned          of Class
- -------------------                     ------------------          --------

Howard M. Lorber                           66,000(5)                   1.2%
70 E. Sunrise Highway
Valley Stream, NY 11581


Robert J. McInerney                              -                        -
9 Park Place
Great Neck, NY 11021

All executive officers and              3,210,424(1)(3)(4)            55.3%
directors as a group                             (5)
(5 persons)


- --------------------

*Less than 1%

(1) Mr. Petrocelli owns directly 2,902,424 shares of Common Stock; presently exercisable options to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share; presently exercisable options to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, and presently exercisable options to purchase 66,667 shares of Common Stock at an exercise price of $11.00 per share. Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs. Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her husband, adult children and grandchildren.

(3) Mr. Rosatelli owns directly 2,000 shares of Common Stock and holds presently exercisable options to purchase 5,000 shares of Common Stock at an exercise price of $5.00 per share; presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share; and presently exercisable options to purchase 3,333 shares of Common Stock at an exercise price of $11.00 per share.

(4) Consists of presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share.

(5) Includes 21,700 shares owned by Mr. Lorber's wife, 24,300 shares owned by the Howard M. Lorber Irrevocable Trust and presently exercisable options to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. Mr. Lorber disclaims beneficial ownership of all shares owned by Mr. Lorber's wife and the Howard M. Lorber Irrevocable Trust.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1995. Specific descriptions of these transactions are provided below.

        In May 1995, the Company participated in a $4.5 million loan transaction secured by an assignment of a mortgage note covering a commercial office building in New York City. The Company advanced approximately $2.5 million in connection with this loan. The remaining amounts were advanced by the following:
The Howard M. Lorber Irrevocable Trust, $500,000; Beverly Petrocelli, $1.45 million; and the balance by unrelated parties. The note bears interest at 14% per annum, payable monthly and matures in May 1996. The participants also received a commitment fee of 4% in connection with the loan. Upon maturity, the note can be extended for two six month periods, each in consideration of 2% of the outstanding balance and an additional eight month period in consideration of 3% of the outstanding balance. Arnold Penner is a shareholder of the borrower and also a guarantor of the note. Howard M. Lorber disclaims beneficial ownership of the participation interest held by the Trustees of the Howard M. Lorber Irrevocable Trust. A.F. Petrocelli disclaims beneficial interest of the participation interest held by his spouse.

        The Company's two hotel properties are managed by a publicly traded company for which A.F. Petrocelli and Howard M. Lorber are directors. Fees paid for the management of these properties is based upon a percentage of revenue and was approximately $120,000 for 1995. In addition, the Company has committed to loan this company $4 million over a six year period. This loan will be secured by a second mortgage on real property. No amounts have been advanced to date.

        In May 1994, the Company participated in a $2,650,000 loan transaction secured by a first mortgage covering a leasehold estate. The Company advanced $265,000 in connection with this loan. The remaining amount was advanced by a company in which Arnold Penner owns a substantial interest. The note bore interest at 15% per annum, payable monthly and was fully satisfied together with accrued interest in May 1995. In addition, the participants received a commitment fee of 3% on their advances from the borrower.

        In connection with the purchase of an interest in a real estate loan from Arnold Penner in 1992 the Company issued a Note in the amount of $198,000. The Note bore interest at 10% per annum and was fully satisfied in February 1995.

        During 1995 the Company advanced, in the aggregate, $415,000 to A.F. Petrocelli. These advances bore interest at the Company's borrowing rate under its revolving credit facility. All amounts advanced have been repaid together with accrued interest thereon.

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

        The Company has Indemnity Agreements with each director (individually each an "Indemnitee"), indemnifying each Indemnitee against the various legal risks and potential liabilities to which such individuals are subject due to their position with the Company, in order to induce and encourage highly experienced and capable persons such as the Indemnitees to continue to serve as directors of the Company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED CAPITAL CORP.




Dated:  April 29, 1996            By:/S/ Dennis Rosatelli
                                     --------------------
                                     Dennis Rosatelli, Vice President and
                                     Chief Financial Officer