Form 10-Q
period 1996-03-31
UNITED CAPITAL CORP /DE/
filed 1996-05-15
CIK 65358

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending         March 31, 1996
                               ----------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ------------ to ----------------------

         Commission File Number: 1-10104
                                 -------



                              United Capital Corp.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               04-2294493
- - -------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9 Park Place, Great Neck, New York                     11021
- - --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                                  516-466-6464
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

          Common stock, $.10 par value -- 5,546,079 shares outstanding as of May 8, 1996.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                          PAGE




ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of  March 31, 1996 and December 31, 1995                       3

            Consolidated Statements of  Income for
            the Three Months Ended March 31, 1996 and
            1995                                                           4

            Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1996 and
            1995                                                         5-6

            Notes to Consolidated Financial Statements                  7-10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-14

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                             14


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              14


SIGNATURES                                                                15

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

              ASSETS                                           1996            1995
              ------                                           ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                                $2,341,641       $3,527,925
   Marketable securities                                       113,760           83,760
   Notes and accounts receivable, net                       16,165,316       16,253,100
   Inventories                                               8,475,629        7,764,873
   Prepaid expenses and other current assets                   792,019          687,535
   Deferred income taxes                                     1,882,665        1,893,205
                                                            ----------       ----------
       Total current assets                                 29,771,030       30,210,398
                                                            ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, net                           7,763,353        9,957,648

REAL PROPERTY HELD FOR RENTAL, net                          68,289,132       68,063,502

NONCURRENT NOTES RECEIVABLE                                  3,616,845        3,624,188

OTHER ASSETS                                                 4,278,678        4,387,064

DEFERRED INCOME TAXES                                        1,168,118          956,991
                                                          ============     ============

        Total assets                                      $114,887,156     $117,199,791
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY                           1996            1995
- - ------------------------------------                           ----            ----
CURRENT LIABILITIES:
   Current maturities of long-term debt                     $9,760,509      $10,085,227
   Borrowings under revolving credit facilities             11,500,000        7,785,000
   Accounts payable and accrued liabilities                 17,571,326       19,144,363
   Income taxes payable                                      4,031,611        3,680,639
                                                            ----------       ----------

          Total current liabilities                         42,863,446       40,695,229
                                                            ----------       ----------

LONG-TERM LIABILITIES:
   Long-term debt                                           36,828,571       41,899,690
   Other long-term liabilities
                                                             8,600,697        8,375,643
                                                            ----------       ----------
          Total liabilities                                 88,292,714       90,970,562
                                                            ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock                                                554,608          560,608
   Additional paid-in capital                                9,507,147       10,101,147
   Retained earnings                                        16,624,263       15,678,511
   Minimum pension liability, net of tax                      (165,659)        (165,659)
   Net unrealized gain on marketable securities, net
   of  tax                                                      74,083           54,622
                                                          ------------     ------------

          Total stockholders' equity                        26,594,442       26,229,229
                                                          ------------     ------------
          Total liabilities and stockholders' equity      $114,887,156     $117,199,791
                                                          ============     ============

                     THE ACCOMPANYING NOTES TO CONSOLIDATED
       FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                       March 31, 1996             March 31, 1995
                                                                       --------------             --------------

REVENUES:
   Net sales                                                              $15,644,353                 $15,897,871
   Rental revenues from real estate operations                              5,917,448                   5,448,635
                                                                         ------------               -------------

   Total revenues                                                          21,561,801                  21,346,506
                                                                         ------------               -------------

COSTS AND EXPENSES:
   Cost of sales                                                           12,023,279                  11,944,408
   Real estate operations -
     Mortgage interest expense                                              1,072,656                   1,213,723
     Depreciation expense                                                   1,638,725                   1,584,153
     Other operating expenses                                               1,988,551                   1,300,111
   General and administrative expenses                                      2,083,117                   2,003,341
   Selling expenses                                                         1,575,466                   1,567,600
                                                                         ------------               -------------

     Total costs and expenses                                              20,381,794                  19,613,336
                                                                         ------------               -------------

     Operating income                                                       1,180,007                   1,733,170
                                                                         ------------               -------------

OTHER INCOME (EXPENSE):
   Interest income                                                            215,726                     131,821
   Interest expense                                                          (273,594)                   (274,325)
   Other income and expense, net                                              498,613                   1,076,332
                                                                         ------------               -------------

     Total other income (expense)                                             440,745                     933,828
                                                                         ------------               -------------

     Income from continuing operations before income taxes                  1,620,752                   2,666,998

Provision for income taxes                                                    675,000                   1,105,000
                                                                         ------------               -------------

     Income from continuing operations                                        945,752                   1,561,998

DISCONTINUED OPERATIONS:
     Operating loss, net of tax benefit of $0
       and $379,000, respectively                                                   -                    (735,375)
                                                                         ------------               -------------

     Loss from discontinued operations, net of tax                                  -                    (735,375)
                                                                         ------------               --------------

   Net income                                                                $945,752               $     826,623
                                                                         =============              =============

Earnings  (loss) per share:
     Income from continuing operations                                   $        .17               $         .26
     Loss from discontinued operations, net of tax                                  -                        (.12)
                                                                         -------------              --------------
     Net income (loss)                                                   $        .17               $         .14
                                                                         =============              =============-

Weighted average number of common shares outstanding                        5,633,935                   6,116,596
                                                                         =============              ==============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                      1996                   1995
                                                                                 -------------          -------------

Cash Flows From Operating Activities:
   Net income                                                                        $945,752                $826,623
                                                                                 ------------           -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                                    2,050,151               1,971,655
   Net realized and unrealized (gains) losses
     on marketable securities                                                               -                 (66,555)
   Changes in assets and liabilities (A)                                           (1,722,160)              3,852,985
                                                                                  ------------          -------------

      Total adjustments                                                               327,991               5,758,085
                                                                                  -----------           -------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,273,743               6,584,708
                                                                                  -----------            ------------

Cash Flows From Investing Activities:
   Proceeds from sale of marketable securities                                              -                 302,931
   Acquisition of property, plant and equipment                                     (179,190)                (438,921)
   Investing activities of discontinued operations                                          -                 (61,498)
                                                                                  -----------           --------------

      NET CASH USED IN INVESTING ACTIVITIES                                          (179,190)               (197,488)
                                                                                 -------------          --------------

Cash Flows From Financing Activities:
   Principal payments on mortgage commitments, notes and loans                     (5,395,837)             (2,783,558)
   Net borrowings under revolving credit facilities                                 3,715,000              (3,250,000)
   Purchase and retirement of common shares                                          (600,000)               (258,022)
   Financing activities of discontinued operations                                          -                 449,071
                                                                                 ------------           -------------

      NET CASH USED IN FINANCING ACTIVITIES                                        (2,280,837)             (5,842,509)
                                                                                -------------           --------------

Net increase (decrease) in cash and cash equivalents                               (1,186,284)                544,711

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                              3,527,925               1,584,744
                                                                                -------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,341,641            $  2,129,455
                                                                               ==============            ========-===

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Continued)
                                   (UNAUDITED)

                                                                     1996           1995
                                                                -------------  ----------

Supplemental Disclosures of Cash Flow
   Information:
      Cash Paid During the Period For:
         Interest                                               $1,468,000     $1,434,000
         Taxes                                                     608,000        840,000
                                                                ==========     ==========

Supplemental Schedule of Noncash Investing
   and Financing Activities:
      See Notes to Consolidated Financial Statements

         (A)    Changes in assets and liabilities for the three months ended
                March 31, 1996 and 1995 are as follows:

Decrease in notes and accounts receivable, net                     $87,784     $2,307,879
Decrease (increase) in inventories                                (710,756)       627,670
Decrease (increase) in prepaid expenses
   and other current assets                                       (104,484)     2,656,187
Increase in deferred income taxes                                 (211,126)      (189,699)
Decrease (increase) in real property held for rental, net           97,704       (215,021)
Decrease in noncurrent notes receivable                              7,343          9,250
Decrease  in other assets                                          108,386         78,404
Decrease in accounts payable and accrued liabilities            (1,573,037)    (1,388,922)
Increase in income taxes payable                                   350,972         54,376
Increase (decrease) in other long-term liabilities                 225,054         (3,576)
Discontinued operations - noncash charges and working
   capital changes                                                       -        (83,563)
                                                               -----------     -----------

      Total                                                    ($1,722,160)    $3,852,985
                                                               ===========     ==========-

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

         The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


DISCONTINUED OPERATIONS

In August 1995, the operations of the Registrant's Kentile subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. In December 1995, the assets of Kentile were assigned for the benefit of creditors and are currently being liquidated. In connection with the write-off of the Registrant's investment in Kentile, a pretax charge of approximately $6 million, including estimated costs of disposition was recorded in the third quarter of 1995. Additional costs could be incurred by the Registrant as a result of this matter. Management will continue to monitor this situation very closely, including the values received upon the disposition of the Kentile assets.

In addition, the accompanying consolidated statements of income for the first quarter of 1995 include operating losses of Kentile, incurred prior to its closure, of approximately $1.1 million, on a pre-tax basis.

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

         The aggregate market value of marketable securities, which were all equity securities and available-for-sale, was $113,760 and $83,760 at March 31, 1996 and December 31, 1995, respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $74,083 and $54,622 on a net of tax basis, respectively.

DEFERRED TAXES

The components of the net deferred tax asset (liability) at March 31, 1996 are as follows:

Realization allowances related to accounts receivable and inventories          $585,046
Net unrealized (gain) loss on marketable securities                             (38,678)
Basis differences relating to real  property held for rental                  2,457,255
Accrued expenses, deductible when paid                                        2,683,819
Deferred revenue and profit (for tax purposes)                                 (221,486)
Basis differences relating to business acquisitions                          (1,858,912)
Property, plant & equipment                                                    (579,619)
Pensions                                                                          7,959
Other, net                                                                       15,399
                                                                               --------
Net deferred tax asset (liability)                                            3,050,783

Less-Current portion                                                          1,882,665
                                                                             ----------
Noncurrent portion                                                           $1,168,118
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

         Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at March 31, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

COMMON STOCK

         During the first three months of 1996, the Registrant purchased and retired 60,000 shares of its common stock at a cost of $600,000. During the same period in 1995, 29,700 shares of the Registrant's common stock were purchased and retired at a cost of $258,022.

NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per share computations for each quarterly period presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Earnings per share data is neither restated nor adjusted currently to obtain quarterly amounts which equal the amount computed for the year-to-date.

RECLASSIFICATIONS

         Certain amounts have been reclassified in the prior year consolidated financial statements and notes thereto to present them on a basis consistent with the current year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Revenues for the three month period ended March 31, 1996 were $21,562,000, a $215,000 increase from comparable 1995 revenues. Net income for the period was $946,000 or $.17 per share as compared to net income of $827,000 or $.14 per share for the same period in 1995.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased $468,000 or 9%, for the three month period ended March 31, 1996 as compared to the same period in 1995. This increase is primarily the result of a 45% increase in revenues from the Registrant's hotel operations together with a 2% increase in rental revenues.

         Mortgage interest expense decreased $141,000 during the current quarter, versus such expense of the corresponding period in 1995. This decrease of approximately 12% is due to continuing mortgage amortization resulting from the repayment of approximately $9.4 million in mortgage indebtedness during the last 12 months.

         Depreciation expense associated with rental properties increased $55,000 or 3% during the three month period ended March 31, 1996 as compared to such costs during the corresponding period of 1995. This increase is primarily the result of additional depreciation associated with mid-1995 property additions.

         Operating expenses associated with the management of real estate properties increased $689,000 for the three month period ending March 31, 1996 as compared to the same period in 1995. Operating costs associated with mid-1995 property acquisitions as well as the reclassification of prior manufacturing facilities to real property held for rental are the primary cause of this increase.

ANTENNA SYSTEMS

         The operating results of the antenna systems segment for the three month periods ended March 31, 1996 and 1995 as follows:

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------

(In thousands)                                        1996          1995
                                                      ----          ----

Net Sales                                           $4,594        $4,992
                                                    ======        ======

Cost of Sales                                       $3,738        $3,769
                                                    ======        ======

Selling, General and
Administrative
    Expenses                                        $1,283        $1,192
                                                    ======        ======

Income (Loss) from Operations                     ($   427)     $     31
                                                  =========     ========

         Net sales of the antenna systems segment decreased $398,000 or 8% from such sales generated during the first quarter of 1995. This decline continues to result from reductions in demand for military products. Management is concentrated on expanding the commercial portion of the business to offset this decline.

         Cost of sales as a percentage of net sales increased approximately 6% resulting from the shift in product mix toward commercial sales.

         Selling, general and administrative (S,G & A) expenses of the antenna systems group increased $91,000 or 1.4% as a percentage of sales. This is a result of administrative cost increases primarily related to additional salary expenses.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the three month periods ended March 31, 1996 and 1995 follows:

                                               Three Months
                                              Ended March 31,
                                              ---------------

(In thousands)                             1996            1995
                                          ------          -----

Net Sales                                $11,050          $10,906
                                         =======          =======

Cost of Sales                           $   8,285         $  8,175
                                        =========         ========

Selling, General and
 Administrative Expenses                $   1,762         $  1,725
                                        =========         ========

Income from Operations                  $   1,003         $  1,006
                                        =========         ========

         Net sales of the engineered products segment increased $144,000 during the three-month period ended March 31, 1996 versus such sales of the comparable 1995 period. This increase is primarily the result of additional sales from the knitted wire mesh component of this business, offset by a decline in revenues of the transformer component.

         Cost of sales as a percentage of net sales was unchanged between the first quarter of 1996 and the same period in 1995.

         SG&A expenses increased $37,000 during the first quarter of 1996 versus that of the comparable 1995 period. As a percentage of sales such costs were virtually unchanged between periods.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses not associated with the manufacturing operations decreased by $40,000 for the three month period ended March 31, 1996 versus that of the same period in 1995. This decrease primarily results from the reclassification, in 1996, of prior manufacturing facilites to real property held for rental and accordingly the reclassification of related costs from G&A to real estate operating expenses.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income for the three month periods ended March 31, 1996 and 1995 are as follows:

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------
                                               1996                1995
                                           ----------          -----------

Gain on sale of real estate assets          $478,487             $777,772

Net realized and unrealized gains
(losses) on marketable securities                  -               66,555

Income from equity investments                     -                3,676

Other                                         20,126              228,329
                                            --------           -----------
                                            $498,613           $1,076,332
                                            ========           ==========


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996 the Registrant's current liabilities exceeded current assets by approximately $13.1 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management believes that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they become due.

         The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate or LIBOR (London Inter-Bank Offered Rate) plus 2%, at the Registrant's option. At March 31, 1996 there was $11.5 million outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

         In August 1995 the operations of the Registrant's Kentile subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. See Notes to consolidated financial statements.

         The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Registrant. However, the ultimate outcome of litigation cannot be predicted. To date settlements have been reached with several carriers in this matter. See Notes to consolidated financial statements.

         Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at March 31, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         Funds of the Registrant in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Registrant in corporate equity securities, corporate notes, other financial instruments, certificates of deposit and government securities.

BUSINESS TRENDS

         Total revenues of the Registrant increased $215,000 or 1% for the first three months of 1996 versus such results of the comparable 1995 period. Net income for the first three months of 1996 was $946,000 or $.17 per share versus $827,000 or $.14 per share during the same period in 1995. The 1995 results include operating losses from discontinued operations of $735,000, net of tax during the first quarter of 1995. No such costs were incurred in the 1996 period.

         The results of the Registrant's real estate operations reflect a 9% increase in revenues for the first three months of 1996, primarily as a result of a 45% increase in revenues from the Registrant's hotel operations. This segment was also favorably impacted by a 12% reduction in mortgage interest expense resulting from the repayment of $9.4 million in mortgage indebtedness during the last 12 months. Continuing mortgage amortization will continue to have a favorable impact on these operations and will reduce our current mortgage obligations to virtually zero in less than 10 years.

         The results of the Registrant's engineered products segment reflect a 2% increase in revenues during the first three months of 1996 versus comparable 1995 results. This results from additional sales by the knitted wire component of this segment, offset by a decline in the transformer component revenues. With continued increases in automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue.

         The results of the Registrant's antenna systems segment reflect lower sales during the first three months of 1996 than during the comparable 1995 period. U.S. military sales, as well as commercial sales remain below prior year levels and management is focused on reversing this trend.

         Although there can be no assurances as to how such events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DAVISON VS. FIRST PENNCO, ET AL.

         In March 1991, plaintiffs, including 55 investors and limited partners in three limited partnerships, commenced a civil action in United States District Court for the Southern District of New York against 31 defendants, including the Registrant, asserting causes of action under the Racketeer Influenced and Corrupt Organizations Act. The action sought actual, punitive and treble damages in a total unspecified amount. In addition, several amended complaints were subsequently filed by the plaintiffs.

         While management continues to believe that the Registrant could have eventually prevailed on the plaintiffs claims against it, as a result of escalating defense costs and the likelihood of extended future litigation, the Registrant settled all of the claims against it in this matter, in April 1996, for approximately $425,000 after taxes. This charge will be recorded by the Registrant in the second quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27.  Financial Data Schedule

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED CAPITAL CORP.

Dated: May 15, 1996                 By:  /s/Dennis S. Rosatelli
                                         ----------------------
                                         Dennis S. Rosatelli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Registrant