Form 10-Q
period 1996-06-30
UNITED CAPITAL CORP /DE/
filed 1996-08-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                 June 30, 1996
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                    to
                                    --------------------------------------------

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

            Common stock, $.10 par value 5,525,779 shares outstanding
                              as of August 2, 1996.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----


ITEM 1.                 FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as
                        of  June 30, 1996 and December 31, 1995               3

                        Consolidated Statements of  Income for
                        the Three Months Ended June 30, 1996 and
                        1995                                                  4

                        Consolidated Statements of Income for the Six
                        Months Ended June 30, 1996 and 1995                   5

                        Consolidated Statements of Cash Flows for
                        the Six  Months Ended June 30, 1996 and
                        1995                                              6 - 7

                        Notes to Consolidated Financial Statements       8 - 11

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS   12 - 17

                            PART II OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS                                    17

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  17

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K                     18

SIGNATURES                                                                   18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                  ASSETS                                                               1996                 1995
                  ------                                                               ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   3,167,529       $   3,527,925
   Marketable securities                                                                137,554              83,760
   Notes and accounts receivable, net                                                15,987,218          16,253,100
   Inventories                                                                        8,096,237           7,764,873

   Prepaid expenses and other current assets                                            810,897             687,535
   Deferred income taxes                                                              1,874,915           1,893,205
                                                                                  -------------       -------------

         Total current assets                                                        30,074,350          30,210,398
                                                                                  -------------       -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                    7,602,412           9,957,648

REAL PROPERTY HELD FOR RENTAL, net                                                   64,227,105          68,063,502

NONCURRENT NOTES RECEIVABLE                                                           3,610,030           3,624,188

OTHER ASSETS                                                                          4,201,422           4,387,064

DEFERRED INCOME TAXES                                                                 1,525,981             956,991
                                                                                  -------------       -------------

           Total assets                                                           $ 111,241,300       $ 117,199,791
                                                                                  =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1996                 1995
- ------------------------------------                                                   ----                 ----

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $  10,682,536       $  10,085,227
    Borrowings under revolving credit facilities                                      6,500,000           7,785,000
    Accounts payable and accrued liabilities                                         17,989,908          19,144,363
    Income taxes payable                                                              5,517,659           3,680,639
                                                                                  -------------       -------------

             Total current liabilities                                               40,690,103          40,695,229
                                                                                  -------------       -------------

LONG-TERM LIABILITIES:
    Long-term debt                                                                   34,012,530          41,899,690
    Other long-term liabilities                                                       8,635,673           8,375,643
                                                                                  -------------       -------------

             Total liabilities                                                       83,338,306          90,970,562
                                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock                                                                        550,578             560,608
    Additional paid-in capital                                                        8,903,176          10,101,147
    Retained earnings                                                                18,524,773          15,678,511
    Minimum pension liability, net of tax                                              (165,659)           (165,659)
    Net unrealized gain on marketable securities, net of  tax                            90,126              54,622
                                                                                  -------------       -------------

             Total stockholders' equity                                              27,902,994          26,229,229
                                                                                  -------------       -------------
             Total liabilities and stockholders' equity                           $ 111,241,300       $ 117,199,791
                                                                                  =============       =============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                            OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                         June 30, 1996   June 30, 1995
                                                                         ------------    ------------
REVENUES:
   Net sales                                                             $ 15,055,604    $ 16,545,722
   Rental revenues from real estate operations                              5,909,434       5,598,489
                                                                         ------------    ------------

   Total revenues                                                          20,965,038      22,144,211
                                                                         ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                                           11,801,065      12,161,493
   Real estate operations -
      Mortgage interest expense                                               861,552       1,065,129
      Depreciation expense                                                  1,607,170       1,586,458
      Other operating expenses                                              1,901,239       1,394,235
   General and administrative expenses                                      2,422,095       1,985,812
   Selling expenses                                                         1,761,537       1,431,742
                                                                         ------------    ------------

      Total costs and expenses                                             20,354,658      19,624,869
                                                                         ------------    ------------

      Operating income                                                        610,380       2,519,342
                                                                         ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                                            276,502         148,685
   Interest expense                                                          (287,667)       (248,685)
   Other income and expense, net                                            2,544,295         229,909
                                                                         ------------    ------------

      Total other income (expense)                                          2,533,130         129,909
                                                                         ------------    ------------

      Income from continuing operations before income taxes                 3,143,510       2,649,251

Provision for income taxes                                                  1,243,000       1,219,000
                                                                         ------------    ------------

      Income from continuing operations                                     1,900,510       1,430,251

DISCONTINUED OPERATIONS:
      Operating loss, net of tax benefit of $0
         and $176,000, respectively                                              --          (341,509)
                                                                         ------------    ------------

      Loss from discontinued operations, net of tax                              --          (341,509)
                                                                         ------------    ------------

   Net income                                                            $  1,900,510    $  1,088,742
                                                                         ============    ============

Earnings  (loss) per share:
      Income from continuing operations                                  $        .34    $        .24
      Loss from discontinued operations, net of tax                              --              (.06)
                                                                         ------------    ------------
      Net income                                                         $        .34    $        .18
                                                                         ============    ============

Weighted average number of common shares outstanding                        5,543,363       5,898,255
                                                                         ============    ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                         June 30, 1996   June 30, 1995
                                                                         ------------    ------------
REVENUES:
   Net sales                                                             $ 30,699,957    $ 32,443,593
   Rental revenues from real estate operations                             11,826,882      11,047,124
                                                                         ------------    ------------

   Total revenues                                                          42,526,839      43,490,717
                                                                         ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                                           23,824,344      24,105,901
   Real estate operations -
      Mortgage interest expense                                             1,934,208       2,278,852
      Depreciation expense                                                  3,245,895       3,170,611
      Other operating expenses                                              3,889,790       2,694,346
   General and administrative expenses                                      4,505,212       3,989,153
   Selling expenses                                                         3,337,003       2,999,342
                                                                         ------------    ------------

      Total costs and expenses                                             40,736,452      39,238,205
                                                                         ------------    ------------

      Operating income                                                      1,790,387       4,252,512
                                                                         ------------    ------------

OTHER INCOME (EXPENSE):

   Interest income                                                            492,228         280,506
   Interest expense                                                          (561,261)       (523,010)
   Other income and expense, net                                            3,042,908       1,306,241
                                                                         ------------    ------------

      Total other income (expense)                                          2,973,875       1,063,737
                                                                         ------------    ------------

      Income from continuing operations before income taxes                 4,764,262       5,316,249

Provision for income taxes                                                  1,918,000       2,324,000
                                                                         ------------    ------------

      Income from continuing operations                                     2,846,262       2,992,249

DISCONTINUED OPERATIONS:
      Operating loss, net of tax benefit of $0
         and $555,000, respectively                                              --        (1,076,884)
                                                                         ------------    ------------

      Loss from discontinued operations, net of tax                              --        (1,076,884)
                                                                         ------------    ------------

   Net income                                                            $  2,846,262    $  1,915,365
                                                                         ============    ============

Earnings  (loss) per share:
      Income from continuing operations                                  $        .51    $        .50
      Loss from discontinued operations, net of tax                              --              (.18)
                                                                         ------------    ------------
      Net income                                                         $        .51    $        .32
                                                                         ============    ============

Weighted average number of common shares outstanding                        5,572,755       6,006,982
                                                                         ============    ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                     1996           1995
                                                                 -----------    -----------
Cash Flows From Operating Activities:
   Net income                                                    $ 2,846,262    $ 1,915,365
                                                                 -----------    -----------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
   Depreciation and amortization                                   4,079,152      3,946,275
   Net realized and unrealized (gains) losses
     on marketable securities                                           --         (229,979)
   Changes in assets and liabilities (A)                           2,862,845        734,305
                                                                 -----------    -----------

        Total adjustments                                          6,941,997      4,450,601
                                                                 -----------    -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                  9,788,259      6,365,966
                                                                 -----------    -----------

Cash Flows From Investing Activities:
   Proceeds from sales of marketable securities                         --          729,318
   Acquisition of property, plant and equipment                     (365,804)      (834,345)
   Investing activities of discontinued operations                      --         (223,742)
                                                                 -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                       (365,804)      (328,769)
                                                                 -----------    -----------

Cash Flows From Financing Activities:
   Principal payments on mortgage commitments, notes and loans    (7,289,851)    (4,621,387)
   Proceeds from mortgage commitments, notes and loans                  --        3,150,000
   Net borrowings under revolving credit facilities               (1,285,000)          --
   Purchase and retirement of common shares                       (2,003,000)    (4,330,556)
   Proceeds from exercise of stock options                           795,000          2,500
   Financing activities of discontinued operations                      --          533,928
                                                                 -----------    -----------

        NET CASH USED IN FINANCING ACTIVITIES                     (9,782,851)    (5,265,515)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                (360,396)       771,682

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             3,527,925      1,584,744
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 3,167,529    $ 2,356,426
                                                                 ===========    ===========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Continued)
                                   (UNAUDITED)

                                                               1996            1995
                                                            ----------      ----------
Supplemental Disclosures of Cash Flow
   Information:
        Cash Paid During the Period For:
            Interest                                        $2,607,000      $2,719,000
            Taxes                                              821,000       1,302,000
                                                            ==========      ==========


Supplemental Schedule of Noncash Investing
   and Financing Activities:
        See Notes to Consolidated Financial Statements


            (A) Changes in assets and liabilities for the six months ended June 30, 1996 and 1995 are as follows:

Decrease (increase) in notes and accounts receivable, net   $   265,882    ($  232,574)
Decrease (increase) in inventories                             (331,364)       845,457
Decrease (increase) in prepaid expenses
   and other current assets                                    (123,362)     3,920,741
Increase in deferred income taxes                              (568,990)      (423,544)
Decrease (increase) in real property held for rental, net     2,478,284       (239,850)
Decrease in noncurrent notes receivable                          14,158         15,364
Decrease  in other assets                                       185,642        234,436
Decrease in accounts payable and accrued liabilities         (1,154,455)    (2,908,478)
Increase in income taxes payable                              1,837,020        706,340
Increase in other long-term liabilities                         260,030         95,580
Discontinued operations - noncash charges and working
   capital changes                                                 --       (1,279,167)
                                                            -----------    -----------

        Total                                               $ 2,862,845    $   734,305
                                                            ===========    ===========



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                        INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

            In addition, the accompanying consolidated statements of income include operating losses of Kentile, incurred prior to its closure, of approximately $342,000 and $1,077,000, on an after tax basis, for the three and six month periods ended June 30, 1995, respectively.

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

            The aggregate market value of marketable securities, which were all equity securities and available-for-sale, was $137,554 and $83,760 at June 30, 1996 and December 31, 1995, respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $90,126 and $54,622 on a net of tax basis, respectively.

DEFERRED TAXES

The components of the net deferred tax asset (liability) at June 30, 1996 are as follows:

Realization allowances related to accounts receivable and inventories   $   585,046
Net unrealized (gain) loss on marketable securities                         (46,428)
Basis differences relating to real  property held for rental              2,815,118
Accrued expenses, deductible when paid                                    2,683,819
Deferred revenue and profit (for tax purposes)                             (221,486)
Basis differences relating to business acquisitions                      (1,858,912)
Property, plant & equipment                                                (579,619)
Pensions                                                                      7,959
Other, net                                                                   15,399
                                                                        -----------
Net deferred tax asset (liability)                                        3,400,896

Less-Current portion                                                      1,874,915
                                                                        -----------
Noncurrent portion                                                      $ 1,525,981
                                                                        ===========

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

            Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at June 30, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

COMMON STOCK

            During the first six months of 1996, the Registrant purchased and retired 245,300 shares of its common stock at a cost of $2,003,000. In addition, during this period 145,000 shares of the registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1995, 427,183 shares of the Registrant's common stock were purchased and retired at a cost of $4,330,556. In addition, 500 shares of the Registrant's common shares were issued pursuant to the exercise of options during the first six months of 1995.

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

USE OF ESTIMATES

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

FORWARD-LOOKING STATEMENTS

            This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECLASSIFICATIONS

            Certain   amounts   have  been   reclassified   in  the  prior  year
consolidated financial statements and notes thereto to present them on a basis consistent with the current year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

            Revenues for the six month period ended June 30, 1996 were $42,527,000 versus $43,491,000 during the comparable period in 1995. Net income for the period was $2,846,000 or $.51 per share as compared to net income of $1,915,000 or $.32 per share for the same period in 1995.

            Revenues for the three month period ended June 30, 1996 were $20,965,000 versus $22,144,000 during the comparable period in 1995. Net income for the second quarter of 1996 was $1,901,000 or $.34 per share as compared to $1,089,000 or $.18 per share during the comparable 1995 period.

REAL ESTATE OPERATIONS

            Rental revenues from real estate operations increased $311,000 or 6%, for the three month period ended June 30, 1996 as compared to the same period in 1995. Rental revenues for the six month period ended June 30, 1996 rose to $11,827,000, an increase of $780,000 or 7% versus such revenues of the comparable 1995 period. These increases are primarily the result of a 34% and 39% increase in revenues from the Registrant's hotel operations during the three and six month periods ended June 30, 1996, respectively, versus the same periods in 1995.

            Mortgage interest expense decreased $203,000 or 19% during the current quarter and $345,000 or 15% during the six month period ended June 30, 1996, versus such expense of the corresponding periods in 1995. These decreases result from continuing mortgage amortization which approximated $9.4 million during the last 12 months, including repayments associated with properties sold during the period.

            Depreciation expense associated with rental properties increased $21,000 or 1% during the three month period ended June 30, 1996 and $75,000 or 2%, during the first six months of 1996 as compared to such costs during the corresponding periods of 1995. These increases are primarily the result of additional depreciation associated with mid-1995 property additions.

            Operating expenses associated with the management of real estate properties increased $507,000 or 36% for the three month period ending June 30, 1996 as compared to the same period in 1995. On a year-to-date basis such costs increased $1.2 million or 44% versus such costs incurred during the first six months of 1995. Operating costs associated with mid-1995 property acquisitions as well as the reclassification of prior manufacturing facilities to real property held for rental are the primary cause of these increases.

ANTENNA SYSTEMS

            The operating results of the antenna systems segment for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                         --------------      --------------
(In thousands)                          1996       1995      1996       1995
                                      -------    -------   -------    -------

Net Sales                             $ 4,073    $ 5,797   $ 8,667    $10,789
                                      =======    =======   =======    =======

Cost of Sales                         $ 3,741    $ 4,205   $ 7,479    $ 7,974
                                      =======    =======   =======    =======
Selling, General and Administrative
     Expenses                         $ 1,177    $ 1,274   $ 2,460    $ 2,466
                                      =======    =======   =======    =======

Income (Loss) from Operations         ($  845)   $   318   ($1,272)   $   349
                                      =======    =======   =======    =======

            Net sales of the antenna systems segment decreased $1.7 million or 30% during the second quarter and $2.1 million or 20% for the six month period ended June 30, 1996 versus such sales generated during the respective 1995 periods. Reductions in sales are primarily the result of lower manufacturing output, while backlog remains at approximately $15 million.

            Cost of sales as a percentage of net sales increased dramatically during the three and six month periods ended June 30, 1996 from such results of the corresponding 1995 periods. These increases are primarily caused by manufacturing inefficiencies resulting in lower output and higher allocations of overhead.

            Selling, general and administrative costs of the antenna systems segment decreased approximately $97,000 and $6,000, respectively, during the current quarter and year-to-date periods just ended, versus that of the corresponding prior year periods. In each of these periods selling expenses declined as a result of lower sales volumes, as noted above, while administrative costs rose primarily as a result of additional salaries and related expenses.

ENGINEERED PRODUCTS

            The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                              Three Months         Six Months
                             Ended June 30,      Ended June 30,
                             --------------      --------------
(In thousands)               1996      1995      1996      1995
                           -------   -------   -------   -------

Net Sales                  $10,983   $10,749   $22,033   $21,655
                           =======   =======   =======   =======

Cost of Sales              $ 8,060   $ 7,957   $16,345   $16,132
                           =======   =======   =======   =======
Selling, General and
 Administrative Expenses   $ 1,960   $ 1,500   $ 3,722   $ 3,225
                           =======   =======   =======   =======

Income from Operations     $   963   $ 1,292   $ 1,966   $ 2,298
                           =======   =======   =======   =======


            Net sales of the engineered products segment increased $234,000 and $378,000, respectively for the three and six month periods ended June 30, 1996 versus such results of the corresponding prior year periods. These increases are primarily the result of higher automotive related sales at Metex' Technical Products Division.

            Cost of sales as a percentage of net sales was virtually unchanged between the current quarter and year-to-date periods versus the corresponding periods in 1995.

            Selling, general and administrative expenses of the engineered products segment increased $460,000 and $497,000, respectively during the quarter and year-to-date periods just ended versus such costs of the comparable 1995 periods. These increases are primarily the result of additional salary related costs and from the reclassification of additional royalty income in the current year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative ("G&A") expenses not associated with the manufacturing operations increased by $403,000 and $363,000 for the three and six month periods ended June 30, 1996, respectively versus that of the same periods in 1995. These increases primarily result from additional salary related costs incurred in the current year periods.

OTHER INCOME AND EXPENSE

            The components of other income and expense in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                                            Three Months                   Six Months
                                           Ended June 30,                Ended June 30,
                                           ---------------               --------------
                                         1996           1995           1996          1995
                                     -----------    -----------    -----------   -----------
Gain on sale of real estate assets   $ 3,134,362    $    66,485    $ 3,612,849   $   844,257

Net realized and unrealized gains
(losses) on marketable securities           --          163,424           --         229,979

Income from equity investments              --             --             --           3,676

Other                                   (590,067)          --         (569,941)      228,329
                                     -----------    -----------    -----------   -----------

                                     $ 2,544,295    $   229,909    $ 3,042,908   $ 1,306,241
                                     ===========    ===========    ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1996 the Registrant's current liabilities exceeded current assets by approximately $10.6 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management believes that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they become due.

            The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate or LIBOR (London Inter-Bank Offered Rate) plus 2%, at the Registrant's option. At June 30, 1996 there was $6.5 million outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

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

            Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at June 30, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

BUSINESS TRENDS

            Total revenues of the Registrant decreased $964,000 or 2% for the first half of 1996 versus such results of the comparable 1995 period. Net income for the first six months of 1996 was $2,846,000 or $.51 per share versus $1,915,000 or $.32 per share during the same period in 1995. The 1995 results include operating losses from discontinued operations of $1,077,000, net of tax during the first half of 1995. No such costs were incurred in the 1996 period.

            The results of the Registrant's real estate operations  reflect a 7%
increase in revenues for the first six months of 1996, primarily as a result of a 39% increase in revenues from the Registrant's hotel operations. This segment was also favorably impacted by a 15% reduction in mortgage interest expense resulting from the repayment of $9.4 million in mortgage indebtedness during the last 12 months. Continuing mortgage amortization will continue to have a favorable impact on these operations and will reduce current mortgage obligations to virtually zero in less than 10 years.

            The results of the Registrant's engineered products segment reflect a 2% increase in revenues during the first six months of 1996 versus comparable 1995 results. This is due primarily to additional sales of the knitted wire component of this segment, offset by a slight decline in the transformer component revenues. With continued increases in automobile demand and as more vehicles are outfitted with air bags, demand for these products should continue.

            The results of the  Registrant's  antenna  systems  segment  reflect lower sales during the first half of 1996 than during the comparable 1995 period. Such reductions are primarily the result of lower manufacturing output. Management is concentrated on reversing this trend. Backlog of the segment is approximately $15 million as of June 30, 1996.

            Although there can be no assurances as to how such events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

DAVISON VS. FIRST PENNCO, ET AL.
            In March 1991, plaintiffs, including 55 investors and limited partners in three limited partnerships, commenced a civil action in the United States District Court for the Southern District of New York against 31 defendants, including the Registrant, asserting causes of action under the Racketeer Influenced and Corrupt Organizations Act. The action sought actual, punitive and treble damages in a total unspecified amount. In addition, several amended complaints were subsequently filed by the plaintiffs.

            While management continues to believe that the allegations of the action are false and without merit, as a result of escalating defense costs and the continued likelihood of extended litigation, the Registrant settled this matter in April 1996 for approximately $425,000, after taxes. This charge has been recorded by the Registrant in the second quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 1996, the Registrant held its Annual Meeting of Stockholders (the "Meeting"), whereby the stockholders elected Directors and approved proposals to
(i)  provide  performance  criteria  for the  payment  of  bonuses  to the Chief
Executive Officer of the Company, and (ii) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1996. The vote on such matters was as follows:

1.          ELECTION OF DIRECTORS:

                                               For               Withheld
                                               ---               --------
              Howard M. Lorber              4,082,479             15,703
              Arnold S. Penner              4,082,479             15,703
              A.F. Petrocelli               4,082,479             15,703


2. BONUS CRITERIA: To approve the proposal to provide performance criteria for the payment of a bonus to the Chief Executive Officer.

                           For               Against             Abstain
                           ---               -------             -------
                         3,465,648            98,334             13,879

3. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the year ending December 31, 1996.

                           For               Against             Abstain
                           ---               -------             -------
                         4,100,410             1,726             21,150

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED CAPITAL CORP.

Dated: August 14, 1996            By:   /s/ Anthony J. Miceli
                                        ---------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Registrant