Form 10-Q
period 1996-09-30
UNITED CAPITAL CORP /DE/
filed 1996-11-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ending         September 30, 1996
                               --------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from ---------------- to -----------------------

      Commission File Number:                        1-10104
                             ---------------------------------------------------

                              United Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       04-2294493
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  9 Park Place, Great Neck, New York                                  11021
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

           Common stock, $.10 par value 5,412,929 shares outstanding
                            as of November 4, 1996.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as
         of  September  30, 1996 and December 31, 1995                         3

         Consolidated Statements of  Operations for
         the Three Months Ended September 30, 1996 and
         1995                                                                  4

         Consolidated Statements of  Operations for
         the Nine Months Ended September 30, 1996 and
         1995                                                                  5

         Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 1996 and
         1995                                                              6 - 7

         Notes to Consolidated Financial Statements                       8 - 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12 - 17

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURES                                                                    18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

              ASSETS                               1996               1995
              ------                           -------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                   $   2,965,082      $   3,527,925
   Marketable securities                             235,960             83,760
   Notes and accounts receivable, net             15,153,945         16,253,100
   Inventories                                     8,468,488          7,764,873
   Prepaid expenses and other current assets         689,772            687,535
   Deferred income taxes                           1,876,123          1,893,205
                                               -------------      -------------

       Total current assets                       29,389,370         30,210,398
                                               -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, net                 7,429,673          9,957,648

REAL PROPERTY HELD FOR RENTAL, net                62,533,035         68,063,502

NONCURRENT NOTES RECEIVABLE                        3,622,664          3,624,188

OTHER ASSETS                                       5,319,220          4,387,064

DEFERRED INCOME TAXES                              1,758,606            956,991

                                               -------------      -------------
        Total assets                           $ 110,052,568      $ 117,199,791
                                               =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY               1996               1995
------------------------------------           -------------      -------------
CURRENT LIABILITIES:
   Current maturities of long-term debt        $  10,151,390      $  10,085,227
   Borrowings under revolving credit facilities    7,100,000          7,785,000
   Accounts payable and accrued liabilities       17,887,028         19,144,363
   Income taxes payable                            5,748,166          3,680,639
                                               -------------      -------------

          Total current liabilities               40,886,584         40,695,229
                                               -------------      -------------
LONG-TERM LIABILITIES:
   Long-term debt                                 32,365,863         41,899,690
   Other long-term liabilities                     8,657,425          8,375,643
                                               -------------      -------------

          Total liabilities                       81,909,872         90,970,562
                                               -------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                      543,243            560,608
   Additional paid-in capital                      8,166,312         10,101,147
   Retained earnings                              19,511,021         15,678,511
   Minimum pension liability, net of tax            (165,659)          (165,659)
   Net unrealized gain on marketable securities,
   net of tax                                         87,779             54,622
                                               -------------      -------------

          Total stockholders' equity              28,142,696         26,229,229
                                               -------------      -------------
          Total liabilities and stockholders'
          equity                               $ 110,052,568      $ 117,199,791
                                               =============      =============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                            OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                   September 30, 1996 September 30, 1995
                                                       ------------    ------------
REVENUES:
    Net sales                                          $ 14,765,953    $ 13,567,104
    Rental revenues from real estate operations           6,482,497       5,740,559
                                                       ------------    ------------

    Total revenues                                       21,248,450      19,307,663
                                                       ------------    ------------

COSTS AND EXPENSES:
    Costs of sales                                       11,613,678      10,956,127
    Real estate operations -
      Mortgage interest expense                             944,740       1,154,275
      Depreciaiton expense                                1,516,912       1,569,251
      Other operating expenses                            2,133,374       1,511,610
    General and administrative expenses                   1,923,111       2,104,211
    Selling expenses                                      1,622,313       1,391,368
                                                       ------------    ------------

      Total costs and expenses                           19,754,128      18,686,842
                                                       ------------    ------------

      Operating income                                    1,494,322         620,821
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
    Interest income                                         273,930          43,783
    Interest expense                                       (220,501)       (110,354)
    Other income and expense, net                           350,497         200,338
                                                       ------------    ------------

      Total other income (expense)                          403,926         133,767
                                                       ------------    ------------

      Income from continuing operations before
       income taxes                                       1,898,248         754,588

Provision for income taxes                                  912,000         261,000
                                                       ------------    ------------

      Income from continuing operations                     986,248         493,588

DISCONTINUED OPERATIONS:
      Operating loss, net of tax benefit of $225,000           --          (436,077)
      Provision for disposition, net of tax benefit
       of $2,040,000                                           --        (3,960,000)
                                                       ------------    ------------


      Loss from discontinued operations, net of tax            --        (4,396,077)
                                                       ------------    ------------


    Net income (loss)                                  $    986,248    ($ 3,902,489)
                                                       ============    ============

Earnings (loss) per share:
      Income from continuing operations                $        .18    $        .08
      Loss from discontinued operations, net of  tax           --              (.77)
                                                       ------------    ------------
      Net income (loss)                                $        .18    ($       .69)
                                                       ============    ============


Weighted average number of common shares outstanding      5,517,245       5,688,029
                                                       ============    ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                               September 30, 1996  September 30, 1995
                                                                    ------------    ------------
REVENUES:
    Net sales                                                       $ 45,465,910    $ 46,010,697
    Rental revenues from real estate operations                       18,309,379      16,787,683
                                                                    ------------    ------------

    Total revenues                                                    63,775,289      62,798,380
                                                                    ------------    ------------

COSTS AND EXPENSES:
    Costs of sales                                                    35,438,022      35,062,028
    Real estate operations -
      Mortgage interest expense                                        2,878,948       3,433,127
      Depreciaiton expense                                             4,762,807       4,739,862
      Other operating expenses                                         6,023,164       4,205,956
    General and administrative expenses                                6,428,323       6,093,364
    Selling expenses                                                   4,959,316       4,390,710
                                                                    ------------    ------------

      Total costs and expenses                                        60,490,580      57,925,047
                                                                    ------------    ------------

      Operating income                                                 3,284,709       4,873,333
                                                                    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest income                                                      766,158         554,370
    Interest expense                                                    (781,762)       (863,445)
    Other income and expense, net                                      3,393,405       1,506,579
                                                                    ------------    ------------

      Total other income (expense)                                     3,377,801       1,197,504
                                                                    ------------    ------------

      Income from continuing operations before income taxes            6,662,510       6,070,837

Provision for income taxes                                             2,830,000       2,585,000
                                                                    ------------    ------------

      Income from continuing operations                                3,832,510       3,485,837

DISCONTINUED OPERATIONS:
      Operating loss, net of tax benefit of $780,000                        --        (1,512,961)
      Provision for disposition, net of tax benefit of $2,040,000           --        (3,960,000)
                                                                    ------------    ------------


      Loss from discontinued operations, net of tax                         --        (5,472,961)
                                                                    ------------    ------------


     Net income (loss)                                              $  3,832,510    ($ 1,987,124)
                                                                    ============    ============

Earnings (loss) per share:
      Income from continuing operations                             $        .69    $        .59
      Loss from discontinued operations, net of  tax                        --              (.93)
                                                                    ------------    ------------
      Net income (loss)                                             $        .69    ($       .34)
                                                                    ============    ============


Weighted average number of common shares outstanding                   5,546,888       5,899,615
                                                                    ============    ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                         1996            1995
                                                                     ------------    ------------
Cash Flows From Operating Activities:
    Net income (loss)                                                $  3,832,510    ($ 1,987,124)
                                                                     ------------    ------------
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization                                       5,989,480       5,925,306
    Disposal of discontinued operations                                      --         1,868,597
    Net realized (gains) losses
       on marketable securities                                              --          (229,979)
    Changes in assets and liabilities net of effects from business
       acquisitions and disposals in 1995                               2,366,499       4,131,086
                                                                     ------------    ------------

       Total adjustments                                                8,355,979      11,695,010
                                                                     ------------    ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     12,188,489       9,707,886
                                                                     ------------    ------------

Cash Flows from Investing Activities:
       Purchase of marketable securities                                 (101,962)           --
       Proceeds from sales of marketable securities                          --           729,318
       Acquisition of property, plant and equipment                      (544,506)     (1,997,709)
                                                                     ------------    ------------

         NET CASH USED IN INVESTING ACTIVITIES                           (646,468)     (1,268,391)
                                                                     ------------    ------------

Cash Flows from Financing Activities:
       Principal payments on mortgage commitments, notes and loans     (9,467,664)     (7,713,957)
       Proceeds from mortgage commitments, notes and loans                   --         3,150,000
       Net borrowings under revolving credit facilities                  (685,000)        435,000
       Purchase and retirement of common shares                        (2,858,450)     (4,478,192)
       Proceeds from exercise of stock options                            906,250           3,500
                                                                     ------------    ------------

         NET CASH USED IN FINANCING ACTIVITIES                        (12,104,864)     (8,603,649)
                                                                     ------------    ------------

Net decrease in cash and cash equivalents                                (562,843)       (164,154)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        3,527,925       1,584,744
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,965,082    $  1,420,590
                                                                     ============    ============

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Continued)
                                   (UNAUDITED)

                                                                                                    1996                1995
                                                                                                    ----                ----
Supplemental Disclosures of Cash Flow
   Information:
      Cash Paid During the Period For:
         Interest                                                                                $3,802,085          $4,276,210
         Taxes                                                                                      896,943           1,029,946
                                                                                                 ==========          ==========


Supplemental Schedule of Noncash Investing
   and Financing Activities:
      See Notes to Consolidated Financial Statements


     (A)  Changes in assets and  liabilities for the nine months ended September
          30, 1996 and 1995, net of effects from business acquisitions and disposals in 1995, are as follows:

Decrease in notes and accounts receivable, net                                                   $1,099,155          $   47,127
Decrease (increase) in inventories                                                                 (703,615)            402,410
Decrease (increase) in prepaid expenses
   and other current assets                                                                          (2,237)          3,947,558
Increase in deferred income taxes                                                                  (801,614)           (666,320)
Decrease (increase) in real property held for rental, net                                         2,613,468          (1,030,078)
Decrease in noncurrent notes receivable                                                               1,524              21,850
Decrease (increase) in other assets                                                                (932,156)            356,634
Increase (decrease) in accounts payable and
   accrued liabilities                                                                           (1,257,335)          2,256,734
Increase (decrease) in income taxes payable                                                       2,067,527          (1,236,864)
Increase in other long-term liabilities                                                             281,782              32,035
                                                                                                 ----------          ----------

      Total                                                                                      $2,366,499          $4,131,086
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


DISCONTINUED OPERATIONS

         In August 1995, the operations of the Registrant's Kentile, Inc. ("Kentile") subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. In December 1995, the assets of Kentile were assigned for the benefit of creditors and are currently being liquidated. In connection with the write-off of the Registrant's investment in Kentile, a pretax charge of approximately $6 million, including estimated costs of disposition was recorded in the third quarter of 1995. Additional costs could be incurred by the Registrant as a result of this matter. Management will continue to monitor this situation very closely, including the values received upon the disposition of the Kentile assets.

         In addition, the accompanying consolidated statements of income include operating losses of Kentile, incurred prior to its closure, of approximately $436,000 and $1,513,000, on an after tax basis, for the three and nine month periods ended September 30, 1995, respectively.

MARKETABLE SECURITIES

         Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the consolidated balance sheet only if the Registrant has the positive intent and ability to hold those securities to maturity. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term will be measured at fair value and classified as trading securities. For the purpose of calculating realized gains and losses, the cost of investments sold is determined using the first-in, first-out method. Unrealized gains and losses on trading securities are included in current earnings. All securities not classified as trading or held-to-maturity are classified as available-for-sale and measured at fair value. Unrealized gains and losses on securities available-for-sale are recorded net of income taxes, as a separate component of stockholders' equity until realized. Management determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

         The aggregate market value of marketable securities, which were all available-for-sale, was $235,960 and $83,760 at September 30, 1996 and December 31, 1995 respectively, while gross unrealized holding gains of the Registrant's marketable security portfolio were $87,779 and $54,622 on a net of tax basis as of September 30, 1996 and December 31, 1995, respectively.

DEFERRED TAXES

The components of the net deferred tax asset (liability) at September 30, 1996 are as follows:

Realization allowances related to
  accounts receivable and inventories                               $   585,046
Net unrealized (gain) loss on
  marketable securities                                                 (45,220)
Basis differences relating to real
  property held for rental                                            3,047,743
Accrued expenses, deductible when paid                                2,683,819
Deferred revenue and profit (for
  tax purposes)                                                        (221,486)
Basis differences relating to business acquisitions                  (1,858,912)
Property, plant and equipment                                          (579,619)
Pensions                                                                  7,959
Other, net                                                               15,399
                                                                    -----------

Net deferred tax asset                                                3,634,729

Current portion                                                       1,876,123
                                                                    -----------

Noncurrent portion                                                  $ 1,758,606
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

         Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at September 30, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

COMMON STOCK

         During the first nine months of 1996, the Registrant purchased and retired 338,900 shares of its common stock at a cost of $2,858,450. In addition, during this period 165,250 shares of the registrant's common shares were issued pursuant to the exercise of options under the Registrant's stock option plans. During the same period in 1995, 445,887 shares of the Registrant's common stock were purchased and retired at a cost of $4,478,192. In addition, 700 shares of the Registrant's common shares were issued pursuant to the exercise of options during the first nine months of 1995.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

RECLASSIFICATIONS

         Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues for the nine month period ended September 30, 1996 were $63,775,000, a $977,000 increase from comparable 1995 revenues. Income from continuing operations for the period was $3,833,000 or $.69 per share as compared to income from continuing operations of $3,486,000 or $.59 per share for the same period in 1995. Net loss in the prior year period was ($1,987,000) or ($.34) per share as this period included both losses from the Company's discontinued resilient vinyl flooring operations as well as the write-off of this investment in Kentile, Inc.

         Revenues for the three month period ended September 30, 1996 were $21,248,000, an increase of $1,940,000 from revenues in the comparable 1995 period. Income from continuing operations for the third quarter of 1996 was $986,000 or $.18 per share as compared to $494,000 or $.08 per share during the comparable 1995 period. The results for the quarter ended September 30, 1995 also included a loss of ($4,396,000) or ($.77) per share from discontinued operations.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased $742,000 and $1,522,000, respectively for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995. These increases are primarily the result of additional revenues related to 1995 property acquisitions, as well as a 48% increase in revenues from the Registrant's hotel operations.

         Mortgage interest expense decreased $210,000 or 18% during the current quarter and $554,000 or 16% during the nine month period ended September 30, 1996, versus such expense of the corresponding periods in 1995. These decreases are due to continuing mortgage amortization which approximated $8 million during the last twelve months, including repayments associated with properties sold.

         Depreciation expense associated with rental properties decreased $52,000 during the quarter while increasing $23,000 during the nine month period ended September 30, 1996, versus such expense of the corresponding periods in 1995. The decrease in the current quarter is primarily due to the impact of properties sold in the current year while the increase in the year-to-date period is primarily due to additional depreciation associated with mid-1995 property additions.

         Operating expenses associated with the management of real estate properties increased $622,000 and $1,817,000, respectively, for the three and nine month periods ending September 30, 1996 as compared to the same periods in 1995. These increases are due to expenses directly associated with the increase in rental revenues, the reclassification of prior manufacturing facilities to real property held for rental and the timing of certain maintenance costs in the current quarter and prior year periods.

ANTENNA SYSTEMS

         The operating results of the antenna systems segment for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                    Three Months              Nine Months
                                Ended September 30,       Ended September 30,
                                -------------------       -------------------

(In thousands)                    1996         1995         1996         1995
                                  ----         ----         ----         ----

Net Sales                       $  4,430     $  4,082     $ 13,097     $ 14,871
                                ========     ========     ========     ========

Cost of Sales                   $  3,997     $  3,749     $ 11,476     $ 11,723
                                ========     ========     ========     ========

Selling, General and
Administrative
    Expenses                    $  1,193     $  1,175     $  3,653     $  3,641
                                ========     ========     ========     ========

(Loss) from Operations          ($   760)    ($   842)    ($ 2,032)    ($   493)
                                ========     ========     ========     ========

         Net sales of the antenna system segment increased $348,000 or 8.5% during the third quarter but decreased $1,774,000 or 12% for the nine month period ended September 30, 1996, versus such sales generated during the respective 1995 periods. In light of the significant decline in net sales in the six months ended June 30, 1996 as compared with the prior year and the strong backlog which remains at approximately $14 million management prioritized increasing manufacturing output during the quarter ended September 30, 1996. While sales were increased over both the prior quarter and the comparable period in the prior year, the segment still experienced a loss from operations. This is primarily the result of significant increases in cost of sales as a percentage of sales during the nine month period ended September 30, 1996 as compared with the results of the corresponding 1995 period. This increase is the result of cost increases resulting from lower factory overhead absorption caused by manufacturing output below planned levels and a shift in product mix to commercial products with lower margins.

         Selling, general and administrative costs of the antenna systems segment increased approximately $18,000 and $12,000, respectively during the current quarter and year-to-date periods ended September 30, 1996, versus that of the corresponding prior year periods. These increases are primarily due to increased administrative costs related to additional salary expenses.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                          Three Months            Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------

(In thousands)                         1996        1995        1996        1995
                                       ----        ----        ----        ----

Net Sales                            $10,336     $ 9,484     $32,369     $31,139
                                     =======     =======     =======     =======

Cost of Sales                        $ 7,617     $ 7,207     $23,962     $23,339
                                     =======     =======     =======     =======

Selling, General and
 Administrative Expenses             $ 1,858     $ 1,516     $ 5,580     $ 4,741
                                     =======     =======     =======     =======

Income from Operations               $   861     $   761     $ 2,827     $ 3,059
                                     =======     =======     =======     =======


         Net sales of the engineered products segment increased $852,000 and $1,230,000, respectively for the three and nine month periods ended September 30, 1996, as compared to the results of the corresponding prior year periods. These increases are primarily the result of higher automotive related sales at Metex' Technical Products Division as well as higher sales generated by AFP Transformers.

         Cost of sales as a percentage of net sales decreased by 2% and 1% in the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. This decrease was due to continued management focus on cost containment as well as product mix.

         Selling, general and administrative expenses of the engineered products segment increased $342,000 and $839,000 during the quarter and year-to-date periods ended September 30, 1996 versus such costs of the comparable 1995 periods. These increases are primarily the result of additional salary related costs and from the reclassification of royalty income to net sales in the current year periods.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses not associated with the manufacturing operations decreased by $310,000 for the three month period ended September 30, 1996, while there was a slight increase in the nine month period ending September 30, 1996, versus the same periods in 1995. The decrease in the current quarter is primarily due to the reclass, in the current year, of costs associated with prior manufacturing facilities to real estate operations. Such costs were included in general and administrative expenses in the prior year period.

Included in general and administrative expenses for the nine months ended September 30, 1996 is $490,000 of expense recorded in connection with the repurchase of stock options from two Directors of the Registrant.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                                     Three Months                             Nine Months
                                                  Ended September 30,                     Ended September 30,
                                                  -------------------                     -------------------

(In thousands)                                  1996                1995                1996                 1995
                                           --------------      ---------------     ----------------    ------------------
Gain on sale of real estate assets         $   341,590         $    10,338          $ 3,954,439         $   854,595

Net realized gains
(losses) on marketable securities                 --                  --                   --               229,979

Income from equity investments                    --                  --                   --                 3,676

Other                                            8,907             190,000             (561,034)            418,329
                                           -----------         -----------          -----------         -----------


                                           $   350,497         $   200,338          $ 3,393,405         $ 1,506,579
                                           ===========         ===========          ===========         ===========


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996 the Registrant's current liabilities exceeded current assets by approximately $11.5 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management believes that through cash flow generated from operations, the sale of select assets and the refinancing of certain current liabilities on a long-term basis, all obligations will be satisfied as they become due.

         The Registrant has an unsecured line of credit with a bank which provides for borrowings up to $15 million at the bank's prime lending rate or LIBOR (London Inter-Bank Offered Rate) plus 2%, at the Registrant's option. At September 30, 1996 there was $7.1 million outstanding under this facility. This demand facility is reviewed by the bank annually on May 31.

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

         Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, which were $2.9 million at September 30, 1996 and December 31, 1995, are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

BUSINESS TRENDS

         Total revenues of the Registrant increased $977,000 or 1.5% for the first nine months of 1996 versus such results of the comparable 1995 period. Income from continuing operations for the first nine months of 1996 was $3,833,000 or $.69 per share versus $3,486,000 or $.59 per share during the same period in 1995.

         The results of the Registrant's real estate operations reflect an increase in revenues for the first nine months of 1996, primarily as a result of additional revenues related to 1995 acquisitions as well as a 48% increase in revenues from the Registrant's hotel operations. The real estate segment was also favorably impacted by a 16% reduction in mortgage interest expense resulting from the repayment of $8 million in mortgage indebtedness during the last twelve months. Continuing mortgage amortization will continue to have favorable impact on this segment and will reduce current mortgage indebtedness to virtually zero in less than ten years.

         The Registrant's engineered products segment posted a 4% increase in revenues during the first nine months of 1996 versus comparable 1995 results. With continued increases in automobile purchases, demand for these products should continue. In addition, the results of this segments' transformer operations reflect improvements over the prior year and management is hopeful to continue this trend.

         The results of the Registrant's antenna systems segment reflect lower sales during the first nine months of 1996 than during the comparable 1995 period. U.S. military sales, as well as commercial sales remain below prior year levels and management is focused on reversing this trend, while attempting to increase the efficiency of its manufacturing operations. Backlog of this segment is approximately $14 million as of September 30, 1996.

         Although there can be no assurances as to how much events discussed above, or other changes in the economy will impact the future financial conditions or results of operations of the Registrant, management continues to monitor these developments and has implemented measures to minimize the possible negative effects they may have upon these businesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ROSATELLI VS. UNITED CAPITAL CORP.

In August 1996, Dennis Rosatelli, the Registrant's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County, seeking, among other things, indemnification for (i) claims against him by the Internal Revenue Service and (ii) other matters in connection with his tenure, as well as (iii) payment under his employment contract. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May, 1996 for cause. The matter has been removed to United States District Court, District of New Jersey. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

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

                             UNITED CAPITAL CORP.

Dated:  November 14, 1996    By: /s/  Anthony J. Miceli
                                 -------------------------------------------
                                 Anthony J. Miceli
                                 Vice President, Chief Financial Officer and
                                 Secretary of the Registrant