Form 10-K
period 1996-12-31
UNITED CAPITAL CORP /DE/
filed 1997-03-28
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended           December 31, 1996
                          ------------------------------------------------------
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from --------------- to ------------------------------

Commission file number                      1-10104
                      ----------------------------------------------------------

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              04-2294493
-----------------------------------------         ------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

9 Park Place, Great Neck, New York                                  11021
-----------------------------------------         ------------------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:           (516) 466-6464
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
-------------------------------------  -----------------------------------------
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

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 21, 1997 was approximately $21,339,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of March 21, 1997 was $5,279,723.

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

DESCRIPTION OF BUSINESS

            REAL ESTATE INVESTMENT AND MANAGEMENT

The Registrant is engaged in the business of investing in and managing real estate properties and the making of high-yield, short-term loans secured by desirable properties. Most real estate properties owned by the Registrant are leased under net leases pursuant to which the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance and maintenance. The Registrant also owns properties that it manages which are operated by the City of New York as day-care centers and offices and other properties leased as department stores, hotels and shopping centers around the country. In addition, the Registrant owns properties available for sale and lease with the assistance of a consultant or a realtor working in the locale of the premises.

The majority of properties are leased to single tenants. Approximately 97% of the total square footage of the Registrant's properties are currently leased.

            ANTENNA SYSTEMS

The Registrant designs and manufactures antenna systems marketed internationally under the Dorne & Margolin trade name. Its products include airborne, naval and ground-based navigation, weather tracking, air traffic control, communication and satellite communication antennas for military, commercial transport and general aviation aircraft. These products are sold internationally to military, commercial and general aviation original equipment manufacturers as well as to the end user as replacement and spare antenna systems. Additionally, the Registrant's products address a number of commercial nonaviation markets, including global positioning systems (GPS) and personal communication systems
(PCS).

Approximately 51% and 59% of the antenna systems sold by the Registrant in 1996 and 1995, respectively, were for use by the United States Government and purchased by the United States Government or its contractors.

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

Metex has been an original equipment manufacturer for the automobile industry since 1974 and presently supplies many automobile manufacturers with exhaust seals and components for use in exhaust emission control devices.

The Registrant's transformer products are marketed under several brandnames including Field Transformer, ISOREG and EPOXYCAST for a wide variety of industrial and research applications including machine power transformers, rectifier and inverter transformers and transformers for heating.

Sales by the Engineered Products segment to its three largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 40% of the segment's sales for 1996. During 1995 sales to its three largest customers accounted for approximately 35% of the segment's sales.

            SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues, operating income (loss) and identifiable assets of each continuing business segment of the Registrant for 1996, 1995 and 1994.

                                               1996                  1995                 1994
                                             --------              --------              --------
                                                                (in thousands)

Real Estate Investment and Management-

Rental revenues                              $ 23,936              $ 22,652              $ 21,988
                                             ========              ========              ========

Operating income                             $  6,342              $  5,129              $  5,009
                                             ========              ========              ========

Identifiable assets                          $ 98,044              $ 88,954              $ 92,479
                                             ========              ========              ========

Antenna Systems-

Net sales                                    $ 18,883              $ 20,307              $ 19,495
                                             ========              ========              ========

Operating loss                               ($ 2,258)             ($ 1,103)             ($ 1,527)
                                             ========              ========              ========

Identifiable assets                          $ 11,603              $ 15,291              $ 15,580
                                             ========              ========              ========

Engineered Products-

Net sales                                    $ 42,055              $ 41,687              $ 35,511
                                             ========              ========              ========

Operating income                             $  3,792              $  3,779              $  2,477
                                             ========              ========              ========

Identifiable assets                          $ 12,174              $ 12,955              $ 14,365
                                             ========              ========              ========

            DISTRIBUTION

The Registrant's  manufactured  products are distributed by a direct sales force
and  through   distributors   to  industrial   consumers,   original   equipment
manufacturers and the United States Government.

            PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The Registrant's products are manufactured at its own facilities. The Registrant purchases raw materials, including drawn wire, castings and electronic components from a wide range of suppliers of such materials. Most raw materials purchased by the Registrant are available from several suppliers. The Registrant has not had and does not expect to have any problems fulfilling its raw material requirements during 1997.

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

            EMPLOYEES

At March 21, 1997, the Registrant employed approximately 575 persons. Certain of the Registrant's employees are represented by unions. The Registrant believes that its relationships with its employees are good.

            COMPETITION

The Registrant competes with at least 25 other companies in the sale of antenna systems; and at least 21 other companies in the sale of engineered products. The Registrant stresses product performance and service in connection with the sale of antenna systems and engineered products. The principal competition faced by the Registrant results from the sales price of the products sold by its competitors.

            BACKLOG

The dollar value of unfilled orders of the Registrant's antenna systems segment was approximately $13,000,000 at December 31, 1996, as compared with $12,945,000 at December 31, 1995. The Registrant anticipates that approximately 85% of the 1996 year-end backlog will be filled in 1997.

The dollar value of unfilled orders of the Registrant's engineered products segment was approximately $2,197,000 at December 31, 1996, as compared with $2,190,000 at December 31, 1995. It is anticipated that substantially all such backlog will be filled in 1997. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

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

At December 31, 1996 and 1995 a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements, and is included in other assets. Additionally, in 1995 the Company received $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1996 (from a total of $7 million) is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 18 to Consolidated Financial Statements, "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

ITEM 2.   PROPERTIES

REAL PROPERTY HELD FOR RENTAL

As of March 21, 1997 the Registrant owned 205 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Registrant's classification and gross carrying value of its properties at December 31, 1996 are as follows:


                                                                       Gross Carrying                         Number of
                        Description                                        Value            Percentage        Properties
                                                                        ------------        ----------      ------------
            Shopping centers and retail outlets                         $ 74,809,508            60.0%            32
            Commercial properties                                         30,228,786            24.2            142
            Day-care centers and offices                                   7,561,636             6.1             12
            Hotel properties                                               2,915,795             2.3              2
            Other                                                          9,252,575             7.4             19
                                                                        ------------         -------            ---

                                 Total                                  $124,768,300           100.0%           207
                                                                        ============         =======            ===

            SHOPPING CENTERS AND RETAIL OUTLETS

Shopping centers and retail outlets include 23 department stores and other properties which are primarily leased under net leases. Taxes, maintenance of the properties and all other expenses are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 11 K-Mart stores, three Macy's stores, an IKEA store and an Office Depot with a total of approximately 1,064,000, 538,000, 160,000 and 111,000 square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Macy's and IKEA stores are primarily located in the Pacific Coast and Southwest regions of the United States.

            COMMERCIAL PROPERTIES

Commercial properties consist of properties leased as 100 restaurants, 29 Midas Muffler Shops, three convenience stores, seven office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 100 restaurants, located throughout the United States, include properties leased as Boston Market, Roy Rogers, Pizza Hut, Hardee's, Wendy's and Kentucky Fried Chicken.

            DAY-CARE CENTERS AND OFFICES

The 12 day-care centers and offices are located in New York City and are leased to the City of New York. The Registrant has been negotiating with the City of New York to extend, on a long-term basis, many of these leases which expired in years through 1993. To date, 11 new leases have been signed and the remaining lease has been extended. Although there can be no assurance that the Registrant will in fact enter into the remaining lease, the Registrant believes that with continued negotiations with the City of New York, such lease should be forthcoming.

            HOTEL PROPERTIES

The Registrant's two hotel properties are located in Georgia and California which are managed through a local on-site management company that is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1996:

                                                                    Gross
                                   Number of                       Carrying
                                   Properties                       Value
                                  -----------                   ------------

            Northeast                   92                       $32,140,018
            Southeast                   42                        24,446,946
            Midwest                     44                        27,624,471
            Southwest                    9                         9,810,790
            Pacific Coast                8                        25,142,886
            Pacific Northwest            6                         2,098,197
            Rocky Mountain               6                         3,504,992
                                  -----------                   ------------

                                       207                      $124,768,300
                                  ===========                   ============

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

ITEM 3.                 LEGAL PROCEEDINGS

ROSATELLI VS. UNITED CAPITAL CORP.

In August 1996, Dennis Rosatelli, the Registrant's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County, seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May 1996 for cause. The matter has been removed to the United States District Court, District of New Jersey. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

METEX CORPORATION VS. AFFILIATED FM INSURANCE CO., ET AL.

On June 27, 1990, Metex filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, against several insurance companies that provided Metex with liability insurance between 1967 and 1986. To date, Metex has reached settlements with several carriers. The action seeks both declaratory relief and monetary damages in connection with reimbursement of the costs incurred and to be incurred by Metex in connection with the completion of environmental studies and remedial action required at its two Edison, New Jersey facilities. The declaratory relief sought is a determination that the terms of the liability insurance policies at issue obligate the defendants to defend and indemnify Metex with respect to all costs and expenses related to these environmental matters. Metex also seeks monetary damages in an unspecified amount for breach of the defendants' duty to indemnify Metex.

In June 1995 the court dismissed, without prejudice, the New Durham site from this action. The court ruled that without a governmental directive to remediate the site no third-party liability exists and accordingly no coverage is available under the policies. The Registrant appealed the decision to the New Jersey Appellate Division which heard the case in February 1996. In April 1996, the Appellate Division issued a published ruling in favor of the Registrant reinstating the action as to the general liability insurance policies regarding both sites and remanded to the trial court to determine whether the umbrella and excess insurance policies should be similarly reinstated as to the New Durham Road site. In November 1996, the umbrella and excess insurance companies once again moved to dismiss the New Durham site. The motion to dismiss was argued and denied by the trial court on January 24, 1997. Pretrial discovery is not yet complete. The Registrant intends to continue to vigorously pursue this action.

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

                                               High                   Low
                                               ----                   ---

1996        First quarter                      $7-3/8               $6-1/2
----        Second quarter                      8-3/4                7-1/8
            Third quarter                      10                    7-1/2
            Fourth quarter                      9-5/8                8-1/2

1995        First quarter                      $9-1/4               $8-3/8
----        Second quarter                      9-7/8                9-1/8
            Third quarter                       9-1/2                7-5/8
            Fourth quarter                      8-1/8                6-5/8

As of March 21, 1997, there were approximately 590 record holders of the Registrant's Common Stock. The closing sales price for the Registrant's Common Stock on such date was $12-3/8. The Registrant has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Registrant's Board of Directors, however in view of potential working capital needs and in order to finance future growth and as a result of certain restrictions in the Registrant's Revolving Credit Agreement, it is unlikely that the Registrant will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

                                                         1996             1995             1994             1993            1992 (2)
                                                      ----------       ----------       ----------       ----------       ----------
                                                                      (in thousands except per share amounts)
Total revenues (1)                                    $   84,874       $   84,646       $   76,994       $   69,556       $   70,875
                                                      ==========       ==========       ==========       ==========       ==========

Income from continuing operations                     $    5,837       $    3,569       $    3,621       $    4,367       $    2,866
                                                      ==========       ==========       ==========       ==========       ==========

Income from continuing operations
   per common share                                   $     1.06       $      .61       $      .59       $      .70       $      .44
                                                      ==========       ==========       ==========       ==========       ==========

Total assets, end of year                             $  121,821       $  117,200       $  127,714       $  114,882       $  116,849
Total liabilities, end of year                            92,246           90,971           94,933           84,704           89,684
Stockholders' equity, end of year                         29,575           26,229           32,781           30,178           27,165
                                                      ==========       ==========       ==========       ==========       ==========

Weighted average number of
   common shares outstanding                           5,510,891        5,893,246        6,169,031        6,267,540        6,569,215
                                                      ==========       ==========       ==========       ==========       ==========

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

RESULTS OF OPERATIONS 1996 AND 1995

            GENERAL

The following discussion of the Registrant's financial condition and results of operations should be read in conjunction with the description of the Registrant's business and properties contained in Items 1 and 2 of Part I and the consolidated financial statements and notes thereto, included elsewhere in this report.

Total revenues generated by the Registrant during 1996 were $84,874,000 an increase of $228,000 from total 1995 revenues of $84,646,000. Income from continuing operations for the period was $5,837,000 or $1.06 per share as compared to income from continuing operations of $3,569,000 or $.61 per share for 1995. Net loss in the prior year period was ($1,904,000) or ($.32) per share as this period included both losses from the Registrant's discontinued resilient vinyl flooring operations as well as the write-off of its investment in Kentile, Inc. See Note 2 to consolidated financial statements, "Acquisition and Disposal of Operating Companies."

          REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1996 increased $1,284,000 or 6% over those of the prior year primarily as a result of additional revenues related to existing real estate properties and 1995 property acquisitions.

Mortgage interest expense for 1996 decreased by $747,000 as compared to such expense incurred during 1995. This decrease of 17% results from the continuing amortization of mortgages which approximated $10.4 million during the current year, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $81,000 or approximately 1% from such expense incurred in the preceding year. This decrease is primarily attributable to properties sold in 1996 and 1995.

Other operating expenses associated with the management of real properties increased approximately $1,692,000 during 1996 versus such expenses incurred in 1995. This increase primarily results from the operating costs of additional properties added by the Registrant in the current year, the reclassification of prior manufacturing facilities to real property held for rental and operating costs associated with existing real estate properties.

         ANTENNA SYSTEMS

The operating results of the antenna systems segment for the years ended December 31, 1996 and 1995 are as follows-

                                                                      1996                   1995
                                                                  -------------      -----------------
                                                                           (in thousands)
               Net sales                                             $18,883                $20,307
                                                                  =============      =================

               Cost of sales                                         $16,207                $16,658
                                                                  =============      =================

               Selling, general and administrative expenses           $4,934                 $4,752
                                                                  =============      =================

               Loss from operations                                  ($2,258)               ($1,103)
                                                                  =============      =================

Net sales of the antenna systems segment decreased approximately $1,424,000 or 7% during 1996 as compared to such sales in 1995. This decrease is primarily attributable to a decrease in net sales of approximately $2,100,000 during the six months ended June 30, 1996 as compared with the comparable period in 1995, while net sales for the six months ended December 31, 1996 actually increased by approximately $700,000 compared to such sales in 1996. Reductions in sales for the six months ended June 30, 1996 was the result of lower manufacturing output.

Cost of sales as a percentage of net sales of the antenna systems segment increased approximately 4% from that of 1995. This increase results primarily from additional costs resulting from lower factory absorption caused by manufacturing output below planned levels and a shift in product mix.

Selling, general and administrative expenses of the antenna systems segment increased by approximately $182,000 during 1996 as compared to such costs incurred in the previous year. This increase is primarily due to increased selling expenses, primarily salary and salary related expenses.

                                      -11-
          ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1996 and 1995 are as follows-

                                                                      1996                   1995
                                                                  -------------      -----------------
                                                                           (in thousands)
               Net sales                                             $42,055                $41,687
                                                                  =============      =================

               Cost of sales                                         $30,891                $31,237
                                                                  =============      =================

               Selling, general and administrative expenses           $7,372                 $6,671
                                                                  =============      =================

               Income from operations                                 $3,792                 $3,779
                                                                  =============      =================

Net sales of the engineered products segment were $42,055,000, an increase of $368,000 versus such sales in 1995. This growth resulted primarily from increased transformer sales as sales of knitted wire products were consistent with prior year levels.

Cost of sales as a percentage of net sales decreased approximately 1% between 1996 and 1995. This decline is primarily a result of the mix of product sales.

Selling, general and administrative expenses ("SG&A") of the engineered products segment increased $701,000 or 11% during 1996, as compared to such costs in 1995. This increase primarily results from additional selling related expenses, principally salary and travel related expenses, associated with new product development and business development.

          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased approximately $408,000 during 1996 as compared to such expenses incurred in the preceding year. This decrease is primarily due to the reclassification, in the current year, of costs associated with prior manufacturing facilities to real estate operations. Such costs were included in general and administrative expenses in the prior year period.

          OTHER INCOME AND EXPENSE, NET

Other income and expense, net for 1996 of approximately $4.8 million is comprised of approximately $3,919,000 in gains from the sales of real estate assets and approximately $1.4 million in settlement of all claims from an investment that was principally written off in 1990. These amounts were partially offset by $561,000 of miscellaneous other expense.

The 1995 components of other income and expense, net were as follows: $865,000 in gains from the sale of real estate assets, $230,000 from realized gains on the sale of marketable securities and approximately $549,000 in miscellaneous other income.

          RESULTS OF OPERATIONS 1995 AND 1994

Total revenues generated by the Registrant during 1995 were $84,646,000 an increase of $7,652,000 from total 1994 revenues of $76,994,000. Net loss for 1995 was ($1,904,000) or ($.32) per share versus net income of $2,933,000 or $.48 per share for 1994. The 1995 results include losses from discontinued operations of ($5,473,000) on a net of tax basis or ($.93) per share. See Note 2 to Consolidated Financial Statements, "Acquisition and Disposal of Operating Companies."

          REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1995 increased $664,000 or 3% over those of the prior year primarily as a result of additional revenues generated from the operations of the Registrant's existing real estate properties, and the signing of leases on properties acquired during 1995.

Mortgage interest expense for 1995 decreased by $531,000 as compared to such expense incurred during 1994. This decrease of 11% results from the continuing amortization of mortgages which approximated $6.7 million during the current year. No new encumbrances were added to the Registrant's real estate portfolio during 1995.

Depreciation expense associated with real properties held for rental increased approximately $18,000 or less than 1% from such expense incurred in 1994. This increase primarily results from depreciation associated with additional properties purchased and improvements to existing properties added during 1995 and is offset by depreciation associated with the sale of several properties in 1995 and 1994.

Other operating expenses associated with the management of real properties increased approximately $483,000 or 8% during 1995 versus such expenses incurred during 1994. This increase primarily results from additional operating costs incurred in connection with the operation of the Registrant's existing real estate properties of approximately $358,000 and the balance from the operating costs of additional properties added by the Registrant in 1995.

         ANTENNA SYSTEMS

The operating results of the antenna systems segment for the years ended December 31, 1995 and 1994 are as follows-

                                                                      1995                  1994
                                                                  -------------      -----------------
                                                                           (in thousands)


               Net sales                                             $20,307                $19,495
                                                                  =============      =================

               Cost of sales                                         $16,658                $15,665
                                                                  =============      =================

               Selling, general and administrative expenses           $4,752                 $5,357
                                                                  =============      =================

               Loss from operations                                  ($1,103)               ($1,527)
                                                                  =============      =================

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

SG&A of the antenna systems segment decreased by approximately $605,000 during 1995 as compared to such costs incurred in the previous year. Continuing savings from the consolidation of D&M/Chu's operations into Dorne & Margolin principally accounted for this reduction. The integration of D&M/Chu into Dorne & Margolin has been substantially completed and further reductions in SG&A costs are not anticipated from this consolidation.

          ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1995 and 1994 are as follows-

                                                                      1995                1994
                                                                  -------------      -----------------
                                                                           (in thousands)

               Net sales                                             $41,687              $35,511
                                                                  =============      =================

               Cost of sales                                         $31,237              $27,043
                                                                  =============      =================

               Selling, general and administrative expenses           $6,671               $5,991
                                                                  =============      =================

               Income from operations                                 $3,779               $2,477
                                                                  =============      =================

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

SG&A expenses of the engineered products segment increased $680,000 or 11% during 1995, as compared to such costs in 1994. This increase primarily results from additional selling related expenses associated with the 17% rise in sales noted above and from additional administrative personnel in 1995.

          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations increased approximately $719,000 during 1995 as compared to such expenses incurred in the preceding year. This represents less than 1% of consolidated revenues and is primarily a result of additional salaries and professional fees incurred in 1995.

          OTHER INCOME AND EXPENSE, NET

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Registrant's current liabilities exceeded current assets by approximately $5.8 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management is confident that through cash flow generated from operations, together with borrowings available under the line of credit discussed below and the sale of select assets, all obligations will be satisfied as they become due.

The Registrant maintained an unsecured line of credit arrangement with a bank which provided for borrowings up to $15,000,000. Effective November 19, 1996 this line was temporarily increased to $20 million. At December 31, 1996, approximately $19.8 million was outstanding under this facility at the Bank's prime rate of interest ("Prime"). At December 31, 1996, the Registrant classified $9,789,000 of borrowings outstanding under this facility as long-term debt as the Registrant has both the ability and the intent to refinance these amounts on a long-term basis under the new credit facility. Effective January 15, 1997, the Registrant entered into a Revolving Credit Agreement ("Revolver") with two banks that provides for borrowings of up to $40 million and which expires on January 15, 2000. Amounts outstanding under the previously existing line of credit were converted to borrowings under the Revolver. Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75%. Under the terms of the Revolver, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. The terms of the Revolver contain certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). At March 21, 1997, approximately $24 million was available to be borrowed under the Revolver.

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

At December 31, 1996 and 1995 a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying Consolidated Financial Statements, and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance proceeds. The remaining balance of $2.9 million at December 31, 1996 (from a total of $7 million) is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 18 to Consolidated Financial Statements "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high yield mortgage loans will come from the sale, financing and refinancing of the Registrant's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS

Total 1996 revenues of the Registrant increased approximately $228,000 from 1995 levels to $84.9 million. Net income increased by $7,742,000 to $5,837,000 during 1996 as compared to 1995 levels.

The results of the Registrant's real estate operations reflect a 6% increase in sales. Operating income from this segment was $6.3 million, up 24% from the prior year. Continuing lease renewals and mortgage amortization will continue to have a positive effect upon the revenues and operating profit of this segment.

Sales in the Registrant's engineered products segment increased less than 1% in 1996, after posting 17% growth in the prior year, principally due to increased sales of transformers. Knitted wire product sales were consistent with prior year levels. Operating income from this segment was up slightly from the prior year and the transformer component of this segment was again profitable this year. Sales in 1997 are anticipated to approximate 1996 levels due to increased competition in a number of markets for knitted wire product sales. Management continues to invest in new product development and in new markets for its products and believes there is future opportunity for growth in this segment.

The results of the Registrant's antenna systems segment reflect a 7% decrease in sales during 1996 and the loss from operations increased to $2.3 million from $1.1 million in the prior year. The sales reduction is principally attributable to operational problems experienced in the first half of the year as sales for the second half of 1996 exceeded the comparable period in 1995. The increased operating loss resulted from lower factory overhead absorption caused by manufacturing output below planned levels and a shift in product mix. Management is concentrating on maintaining or increasing the sales volume, reducing both direct and indirect costs and increasing the margins on all products.

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty including without limitation the statements expressed under "Business Trends" above. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Registrant for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Registrant for the 1997 Annual Meeting of Stockholders under the caption "Executive
Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Registrant for the 1997 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Registrant for the 1997 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 13, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements and Consolidated Financial Statement Schedules of the Registrant are included in this Form 10-K at the pages indicated:

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page

       Report of Independent Public Accountants                         F-1
       Consolidated Balance Sheets as of December 31, 1996 and 1995     F-2
       Consolidated Statements of Operations for the Years              F-3
          Ended December 31, 1996, 1995 and 1994                        to
                                                                        F-4
       Consolidated Statements of Stockholders' Equity for              F-5
          the Years Ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the                    F-6
          Years Ended December 31, 1996, 1995 and 1994                  to
                                                                        F-8
       Notes to Consolidated Financial Statements                       F-9
                                                                        to
                                                                        F-27
   (2) Consolidated Financial Statement Schedules

       Schedule II   --   Allowance for Doubtful Accounts               F-28
       Schedule III  --   Real Property Held for Rental and             F-29
                             Accumulated Depreciation
       Schedule IV   --   Mortgage Loans on Real Estate                 F-30

   (3) Supplementary Data

       Quarterly Financial Data (Unaudited)                             F-31

       Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1996.

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

            *27. Financial Data Schedule

-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED CAPITAL CORP.


Dated:  March 21, 1997         By: /s/ A.F. Petrocelli
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

Dated:  March 21, 1997         By: /s/ A.F. Petrocelli
        --------------             -------------------
                                     A. F. Petrocelli
                                     Chairman, President and
                                     Chief Executive Officer

Dated:  March 21, 1997         By: /s/ Howard M. Lorber
        --------------             --------------------
                                     Howard M. Lorber
                                     Director

Dated:  March 21, 1997         By: /s/ Anthony J. Miceli
        --------------             ---------------------
                                     Anthony J. Miceli
                                     Chief Financial Officer,
                                     Chief Accountant, Secretary and Director

Dated:  March 21, 1997         By: /s/ Arnold S. Penner
        --------------             --------------------
                                     Arnold S. Penner
                                     Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
   and Stockholders of

                     United Capital Corp.:


We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 14, 1997

                     UNITED CAPITAL CORP. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995

                                                             ASSETS              1996                  1995
                                                             ------              ----                  ----
CURRENT ASSETS:
   Cash and cash equivalents                                                $  3,177,878           $  3,527,925
   Marketable securities                                                         313,294                 83,760
   Notes and accounts receivable, net of allowance for doubtful
      accounts of $501,406 and $471,406, respectively                         22,443,743             16,253,100
   Inventories                                                                 7,853,229              7,764,873
   Prepaid expenses and other current assets                                     801,639                687,535
   Deferred income taxes                                                       1,831,768              1,893,205
                                                                            ------------           ------------

                     Total current assets                                     36,421,551             30,210,398
                                                                            ------------           ------------



PROPERTY, PLANT AND EQUIPMENT, net                                             7,694,438              9,957,648



REAL PROPERTY HELD FOR RENTAL, net                                            63,842,891             68,063,502


NONCURRENT NOTES RECEIVABLE                                                    5,931,744              3,624,188


OTHER ASSETS                                                                   5,912,647              4,387,064



DEFERRED INCOME TAXES                                                          2,017,247                956,991
                                                                            ------------           ------------

                     Total assets                                           $121,820,518           $117,199,791
                                                                            ============           ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY                            1996                  1995
                 ------------------------------------                            ----                  ----

CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $   7,711,408          $  10,085,227
  Current portion of borrowings under revolving credit facilities             10,031,000              7,785,000
  Accounts payable and accrued liabilities                                    17,286,927             19,144,363
  Income taxes payable                                                         7,212,520              3,680,639
                                                                           -------------          -------------

                   Total current liabilities                                  42,241,855             40,695,229


LONG-TERM LIABILITIES:
  Borrowings under revolving credit facilities                                 9,789,000                      0
  Long-term debt                                                              31,670,258             41,899,690
  Other long-term liabilities                                                  8,544,581              8,375,643
                                                                           -------------          -------------

                   Total liabilities                                          92,245,694             90,970,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.10 par value, authorized 7,500,000 shares;
     issued and outstanding 5,346,123 and 5,606,079 shares, respectively         534,612                560,608
  Additional paid-in capital                                                   7,415,664             10,101,147
  Retained earnings                                                           21,515,762             15,678,511
  Minimum pension liability, net of tax                                                0               (165,659)
  Net unrealized gain on marketable securities, net of tax                       108,786                 54,622
                                                                           -------------          -------------

                   Total stockholders' equity                                 29,574,824             26,229,229
                                                                           -------------          -------------

                   Total liabilities and stockholders' equity              $ 121,820,518          $ 117,199,791
                                                                           =============          =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                               1996                 1995                   1994
                                                                           ------------          ------------          ------------
REVENUES:
   Net sales                                                               $ 60,938,306          $ 61,994,021          $ 55,005,965
   Rental revenues from real estate operations                               23,935,997            22,652,430            21,987,956
                                                                           ------------          ------------          ------------

                     Total revenues                                          84,874,303            84,646,451            76,993,921
                                                                           ------------          ------------          ------------

COSTS AND EXPENSES:
   Cost of sales                                                             47,098,729            47,895,213            42,737,647
   Real estate operations-
      Mortgage interest expense                                               3,671,034             4,417,574             4,948,591
      Depreciation expense                                                    6,299,110             6,379,775             6,362,426
      Other operating expenses                                                7,623,883             5,932,051             5,449,007
   General and administrative expenses                                        7,709,876             8,295,515             7,128,586
   Selling expenses                                                           6,519,155             6,253,362             6,021,789
                                                                           ------------          ------------          ------------

                     Total costs and expenses                                78,921,787            79,173,490            72,648,046
                                                                           ------------          ------------          ------------

                     Operating income                                         5,952,516             5,472,961             4,345,875
                                                                           ------------          ------------          ------------

OTHER INCOME (EXPENSE):
   Interest income                                                            1,205,508               709,967               567,615
   Interest expense                                                          (1,125,779)           (1,145,076)           (1,099,985)
   Other income and expense, net                                              4,801,006             1,644,856             2,819,493
                                                                           ------------          ------------          ------------

                     Total other income (expense)                             4,880,735             1,209,747             2,287,123
                                                                           ------------          ------------          ------------

   Income from continuing operations before
      income taxes                                                           10,833,251             6,682,708             6,632,998

   Provision for income taxes                                                 4,996,000             3,114,000             3,012,000
                                                                           ------------          ------------          ------------

   Income from continuing operations                                          5,837,251             3,568,708             3,620,998

                                                                                  1996                 1995                 1994
                                                                               -----------         -----------          -----------

DISCONTINUED OPERATIONS:
   Operating loss, net of tax benefit of $780,000
      and $360,000, respectively                                               $         0         ($1,512,961)         ($  688,354)
   Provision for disposition, net of tax benefit
      of $2,040,000                                                                      0          (3,960,000)                   0
                                                                               -----------         -----------          -----------

                     Loss from discontinued operations,
                        net of tax                                                       0          (5,472,961)            (688,354)
                                                                               -----------         -----------          -----------

                     Net income (loss)                                         $ 5,837,251         ($1,904,253)         $ 2,932,644
                                                                               ===========         ===========          ===========

EARNINGS (LOSS) PER SHARE:
   Income from continuing operations                                           $      1.06         $       .61          $       .59
   Loss from discontinued operations, net of tax                                         0                (.93)                (.11)
                                                                               -----------         -----------          -----------

                     Net income (loss) per common share                        $      1.06         ($      .32)         $       .48
                                                                               ===========         ===========          ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                     5,510,891           5,893,246            6,169,031
                                                                               ===========         ===========          ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                         Net
                                                                                                       Unrealized
                                                                                           Minimum      Gain on
                                  Common Stock Issued       Additional                     Pension     Marketable       Total
                                 --------------------        Paid-in         Retained     Liability,   Securities,  Stockholders'
                                 Shares        Amount        Capital         Earnings     Net of Tax   Net of Tax      Equity
                                 ------        ------        -------         --------     ----------   ----------   -------------

BALANCE -- January 1, 1994      6,063,261    $ 606,326    $ 14,921,406    $ 14,650,120    $       0    $       0    $ 30,177,852

   Purchase and retirement
     of common shares            (124,916)     (12,491)     (1,009,548)              0            0            0      (1,022,039)
   Proceeds from the
     exercise of stock
     options                      112,921       11,292         619,462               0            0            0         630,754
   Cumulative effect of
     change in accounting
     principle                          0            0               0               0            0      346,825         346,825
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                         0            0               0               0            0     (284,962)       (284,962)
   Net income                           0            0               0       2,932,644            0            0       2,932,644
                               ----------    ---------    ------------    ------------    ---------    ---------    ------------

BALANCE -- December 31, 1994    6,051,266      605,127      14,531,320      17,582,764            0       61,863      32,781,074
                               ----------    ---------    ------------    ------------    ---------    ---------    ------------

   Purchase and retirement
     of common shares            (445,887)     (44,589)     (4,433,603)              0            0            0      (4,478,192)
   Proceeds from the
     exercise of stock
     options                          700           70           3,430               0            0            0           3,500
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                         0            0               0               0            0       (7,241)         (7,241)
   Change in minimum
     pension liability,
     net of tax                         0            0               0               0     (165,659)           0        (165,659)
   Net loss                             0            0               0      (1,904,253)           0            0      (1,904,253)
                               ----------    ---------    ------------    ------------    ---------    ---------    ------------

BALANCE -- December 31, 1995    5,606,079      560,608      10,101,147      15,678,511     (165,659)      54,622      26,229,229
                               ----------    ---------    ------------    ------------    ---------    ---------    ------------

   Purchase and retirement
     of common shares            (425,206)     (42,521)     (3,575,208)              0            0            0      (3,617,729)
   Proceeds from the
     exercise of stock
     options                      165,250       16,525         889,725               0            0            0         906,250
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                         0            0               0               0            0       54,164          54,164
   Change in minimum
     pension liability,
     net of tax                         0            0               0               0      165,659            0         165,659
   Net income                           0            0               0       5,837,251            0            0       5,837,251
                               ----------    ---------    ------------    ------------    ---------    ---------    ------------

BALANCE-- December 31, 1996     5,346,123    $ 534,612    $  7,415,664    $ 21,515,762    $       0    $ 108,786    $ 29,574,824
                               ==========    =========    ============    ============    =========    =========    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 1996                 1995                 1994
                                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
      Net income (loss)                                                      $  5,837,251         ($ 1,904,253)        $  2,932,644
                                                                             ------------         ------------         ------------

      Adjustments to reconcile net income (loss)
         to net cash provided by
         operating activities-
            Depreciation and amortization                                       7,751,939            7,938,095            7,493,571
            Disposal of discontinued operations                                         0            1,868,597                    0
            Net realized gains on marketable securities                                 0             (229,979)          (1,203,463)
            Changes in assets and liabilities
               net of effects from business
                acquisitions and disposals (A)                                 (9,515,871)           5,228,219           (3,410,232)
                                                                             ------------         ------------         ------------

                     Total adjustments                                         (1,763,932)          14,804,932            2,879,876
                                                                             ------------         ------------         ------------

                     Net cash provided by operating
                        activities                                              4,073,319           12,900,679            5,812,520
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                          (147,467)                   0             (558,584)
      Proceeds from sale of marketable
         securities                                                                     0              729,318            2,979,985
      Acquisition of property, plant and
         equipment                                                               (996,169)          (2,520,169)          (2,075,975)
      Cash paid in acquisition of operating business                                    0                    0           (2,688,565)
      Investing activities of discontinued operations                                   0                    0           (1,384,920)
                                                                             ------------         ------------         ------------

                     Net cash used in investing
                        activities                                             (1,143,636)          (1,790,851)          (3,728,059)
                                                                             ------------         ------------         ------------

                                                                                1996                  1995                1994
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Principal payments on mortgage
         commitments, notes and loans                                        ($13,628,197)        ($ 9,626,955)        ($ 8,487,381)
      Proceeds from mortgage commitments,
         notes and loans                                                        1,024,946            3,150,000                    0
      Net borrowings under revolving credit
         facilities                                                            12,035,000            1,785,000            6,000,000
      Purchase and retirement of common
         shares                                                                (3,617,729)          (4,478,192)          (1,022,039)
      Proceeds from the exercise of stock options                                 906,250                3,500              630,754
      Financing activities of discontinued operations                                   0                    0           (1,370,352)
                                                                             ------------         ------------         ------------

                     Net cash used in financing
                        activities                                             (3,279,730)          (9,166,647)          (4,249,018)
                                                                             ------------         ------------         ------------

                     Net increase (decrease) in cash and
                        cash equivalents                                         (350,047)           1,943,181           (2,164,557)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          3,527,925            1,584,744            3,749,301
                                                                             ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                 $  3,177,878         $  3,527,925         $  1,584,744
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash paid during the period for-
         Interest                                                            $  4,847,000         $  5,423,000         $  5,918,000
         Taxes                                                                  2,876,000            1,874,000            2,756,000
                                                                             ============         ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

                 See notes to consolidated financial statements

                        (A)         Changes  in assets and  liabilities  for the
                                    years  ended  December  31,  1996,  1995 and
                                    1994,   net   of   effects   from   business
                                    acquisitions  and disposals in 1995 and 1994
                                    are as follows:

                                                                       1996              1995              1994
                                                                    -----------       -----------       -----------
                Increase in notes and accounts
                   receivable, net                                  ($6,190,643)      ($  107,014)      ($2,464,223)
                Decrease (increase) in inventories                      (88,356)        1,190,224          (885,822)
                Decrease (increase) in prepaid
                   expenses and other current assets                   (114,104)        3,876,776        (4,017,518)
                Increase in deferred income taxes                    (1,112,060)       (1,571,542)         (128,477)
                Increase in real property held for
                   rental, net                                         (271,950)       (2,362,858)       (5,321,617)
                Decrease (increase) in noncurrent
                   notes receivable                                  (2,307,556)         (274,462)          126,313
                Decrease (increase) in other assets                  (1,314,335)          366,281        (2,933,952)
                Increase (decrease) in accounts payable
                   and accrued liabilities                           (1,817,686)        4,076,255         2,425,119
                Increase (decrease) in income
                   taxes payable                                      3,531,881           (38,931)         (635,612)
                Increase (decrease) in other
                   long-term liabilities                                168,938            73,490         6,850,316
                Discontinued operations - noncash
                   charges and working capital changes                        0                 0         3,575,241
                                                                    -----------       -----------       -----------

                      Total                                         ($9,515,871)      $ 5,228,219       ($3,410,232)
                                                                    ===========       ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994




(1)   SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES:

         NATURE OF BUSINESS-

            United Capital Corp. (the "Registrant") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of antenna systems and engineered products.

         PRINCIPLES OF CONSOLIDATION-

            The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in 50% or less owned companies over which the Registrant has the ability to exercise significant influence.

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

         MARKETABLE SECURITIES-

            Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the consolidated balance sheets only if the Registrant has the positive intent and ability to hold those securities to maturity. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term will be measured at fair value and classified as trading securities. For the purpose of calculating realized gains and losses, the cost of investments sold is determined using the first-in, first-out method. Unrealized gains and losses on trading securities are included in current earnings. All securities not classified as trading or held-to-maturity are classified as available-for-sale and measured at fair value. Unrealized gains and losses on securities available-for-sale are recorded net, as a separate component of stockholders' equity until realized. Management determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

            The Registrant adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. The effect of the adoption increased stockholders' equity by $346,825, net of tax, at such date.

         CASH AND CASH EQUIVALENTS-

            The Registrant considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

         INVENTORIES-

            Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead. The first-in, first-out
            (FIFO) method is used to determine the cost of inventories in each of the Registrant's business segments.

            The components of inventory at December 31, 1996 and 1995 are as follows-

                                            1996                1995
                                      ---------------     ------------------

               Raw materials               $3,893,865          $3,948,129
               Work in process              2,126,849           2,125,044
               Finished goods               1,832,515           1,691,700
                                      ---------------     ------------------

                                           $7,853,229          $7,764,873
                                      ===============     ==================

         DEPRECIATION AND AMORTIZATION-

            Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows-

               Real property held for rental-
                  Buildings                               5 to 39 years
                  Equipment                               5 to 7 years

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

         RESEARCH AND DEVELOPMENT-

            The Registrant expenses research, development and product engineering costs as incurred. Approximately $543,000, $403,000 and $641,000 of such costs were incurred by the Registrant in 1996, 1995 and 1994, respectively. Provisions for losses are made for research and development contracts when the estimated costs under such contracts exceed the proceeds.

         COMMON STOCK-BASED COMPENSATION-

            The Registrant accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations (APB No. 25). Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         NET INCOME (LOSS) PER COMMON SHARE-

            Net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are approximately the same amounts for each of the periods presented.

         PRIOR YEAR FINANCIAL STATEMENTS-

            Certain amounts have been reclassified in the December 31, 1995 and 1994 financial statements and notes thereto to present them on a basis consistent with the current year.

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

         IMPAIRMENT OF LONG-LIVED ASSETS-

            During 1996, the Registrant adopted the new Statement of Financial Accounting Standards (SFAS) No. 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption thereof had no material effect on the Registrant's financial position or operating results.

(2)   ACQUISITION AND DISPOSAL OF OPERATING COMPANIES:

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

(3)   REAL PROPERTY HELD FOR RENTAL:

         The Registrant is the lessor of real estate under operating leases which expire in various years through 2071.

         The following is a summary of real property held for rental at December 31-

                                                     1996              1995
                                                --------------    --------------

            Land                                  $12,406,082      $12,094,596
            Buildings                             112,362,218      113,888,625
                                                --------------    -------------

                                                  124,768,300      125,983,221

            Less- Accumulated depreciation        (60,925,409)     (57,919,719)
                                                --------------    -------------

                                                  $63,842,891      $68,063,502
                                                ==============    ==============

         As of December 31, 1996, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

            Year Ended December 31-
               1997                                 $16,476,000
               1998                                  13,974,000
               1999                                  11,527,000
               2000                                   9,928,000
               2001                                   8,198,000
               Thereafter                            53,175,000
                                              -----------------

            Total Minimum Future Rental            $113,278,000
                                              =================

         Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of income from operations in 1996, 1995 and 1994 were approximately $1,045,000, $1,029,000 and $915,000, respectively.

(4)   PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is principally used in the Registrant's manufacturing operations and consists of the following at December 31-


                                                   1996               1995
                                             ---------------   -----------------

            Land                                   $92,950            $992,950
            Buildings and improvements           2,945,339           4,143,125
            Machinery and equipment             11,760,344          10,865,986
                                             ---------------   -----------------

                                                14,798,633          16,002,061

            Less- Accumulated depreciation      (7,104,195)         (6,044,413)
                                             ---------------   -----------------

                                                $7,694,438          $9,957,648
                                             ===============   =================

         At December 31, 1995, property, plant and equipment includes approximately $2.3 million of land and buildings used in the Registrant's D&M/Chu antenna business. The Registrant ceased operations at D&M/Chu, Massachusetts in 1996 and reclassified such property to real property held for rental.

(5)   MARKETABLE SECURITIES:

         The aggregate market value of marketable securities, which are all equity securities and available-for-sale, was $313,294 and $83,760 at December 31, 1996 and 1995, respectively, while gross unrealized holding gains were $108,786 and $54,622 on a net of tax basis, respectively.

         There were no sales of marketable securities in 1996. Proceeds from the sales of securities, which were designated as available-for-sale in all years presented and the resulting gross realized gains and losses included in the determination of net income for the years ended December 31, 1995 and 1994 are as follows-


                                            1995            1994
                                        -----------     -----------

            Proceeds                    $   729,318     $ 2,979,985
                                        ===========     ===========

            Realized gains              $   229,979     $ 1,233,389
                                        ===========     ===========

            Realized losses             $         0     ($   29,926)
                                        ===========     ===========

(6)   NOTES RECEIVABLE:

         Notes receivable consist of the following at December 31-

                                                                  1996                  1995
                                                               -----------           ----------

            High yield mortgage loans (a)                      $13,498,773           $2,997,000
            Mortgage note receivable (b)                         3,248,497            2,958,229
            Mortgage notes receivable (c)                          665,406              695,530
            Due from related party (Note 13)                       468,000              415,000
            Other                                                  299,158               81,394
                                                               -----------           ----------

                                                                18,179,834            7,147,153
            Less- Current portion included in notes
               and accounts receivable                          12,248,090            3,522,965
                                                               -----------           ----------

                                                               $ 5,931,744           $3,624,188
                                                               ===========           ==========

         (a) In 1996, the Registrant participated in several high yield mortgage loans which in certain instances, may include related party participants (see Note 13). At December 31, 1996 there are nine notes outstanding with balances ranging from $50,000 to $6,500,000, with varying terms, from January 1997 to October 1998. The notes are secured by a first or second mortgage lien against the property which is generally fully leased with a substantial value-to-loan ratio. Management believes that sufficient collateral exists to satisfy the obligation. The notes are interest bearing and in most cases, the Registrant receives a commitment fee of 4%. The effective yields on these notes vary from 10% to 18%. High yield mortgage loans at December 31, 1995 consisted of two notes (see Note 13), which were fully satisfied in 1996.

         (b) In February 1994, the Registrant acquired the underlying mortgage secured by Kentile Floors' South Plainfield, New Jersey facility for $2.25 million plus the assumption of certain liabilities in connection with operating and maintaining the property. The mortgage note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. Included in the carrying value of the mortgage note receivable are costs associated with readying the underlying property for rental in 1998. Management believes that the fair value of the property exceeds the carrying value of the mortgage note.

         (c) As partial consideration in the sale of several properties, the Registrant received mortgage notes in the aggregate amount of $1,880,000. The notes, which are secured by the properties sold, bore interest in 1996 and 1995 at various rates ranging between 9% and 10.25% and bear interest in future periods at rates ranging between 9% and 11%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008.

                  In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $849,000 and $896,000 at December 31, 1996 and 1995, respectively. The deferred gains are being recognized as income as payments are received under the note.

(7)   OTHER ASSETS:

         Other assets consist of the following at December 31-

                                                                                               1996              1995
                                                                                            ----------        ----------

            Anticipated insurance recoveries (a)                                            $2,893,000        $2,943,000
            Deposits                                                                           852,491           810,805
            Pension (Note 16)                                                                  572,359                 0
            Covenants not to compete                                                            37,500           204,889
            Cash surrender value of life insurance policies, net                               313,549           295,410
            Patents, net of accumulated amortization                                           156,862           176,134
            Investments in and advances to affiliate (b)                                     1,306,581                 0
            Other                                                                              575,476           644,361
                                                                                            ----------        ----------

                                                                                             6,707,818         5,074,599

            Less- Amounts included in prepaid expenses and
                        other current assets                                                   795,171           687,535
                                                                                            ----------        ----------

                                    Total other assets                                      $5,912,647        $4,387,064
                                                                                            ==========        ==========

         (a) In accordance with Staff Accounting Bulletin 92, the Registrant has recorded the anticipated recoveries from its insurance carriers in connection with the environmental investigation and remediation costs to be incurred at two of its manufacturing sites in New Jersey. See Note 18, "Contingencies."

         (b) Through its subsidiaries, the Registrant owns a 50% interest in Indian Creek Hotel, LLP, a Miami, Florida hotel operated as a Holiday Inn. The hotel began operations in January 1997 and, accordingly, through December 31, 1996, the Registrant's equity in the results of operations have been immaterial (See
                  Note 13).

(8)   ACCOUNTS PAYABLE
      AND ACCRUED LIABILITIES:

         Accounts payable and accrued liabilities consist of the following at December 31-

                                                                                           1996                 1995
                                                                                       -----------           -----------

            Accounts payable                                                           $ 5,857,202           $ 8,658,096
            Accrued wages and benefits                                                   2,748,281             2,477,483
            Liabilities for discontinued operations                                      2,815,674             3,236,311
            Other accrued expenses                                                       5,865,770             4,772,473
                                                                                       -----------           -----------

                                                                                       $17,286,927           $19,144,363
                                                                                       ===========           ===========

(9)   LONG-TERM DEBT:

         Long-term debt consists of the following at December 31-

                                                                                         1996                    1995
                                                                                      -----------            -----------
            First mortgages on real property (a)                                      $34,366,355            $43,816,859
            Second mortgages on real property (b)                                         316,186                355,431
            Loan payable to bank (c)                                                      740,827              2,010,832
            Loan payable to bank (d)                                                      393,750              1,575,000
            Loan payable to bank (e)                                                    2,362,500              2,992,500
            Note payable (f)                                                            1,200,000              1,200,000
            Other                                                                           2,048                 34,295
                                                                                      -----------            -----------

                                                                                       39,381,666             51,984,917

            Less- Current maturities                                                    7,711,408             10,085,227
                                                                                      -----------            -----------

                                                                                      $31,670,258            $41,899,690
                                                                                      ===========            ===========

         (a) First mortgages bearing interest at rates ranging from 4% to 10.5% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from May 1997 through February 2010.

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

         (f) As partial consideration in the acquisition of D&M/Chu the Registrant issued a $1,200,000 note to the sellers. The note bore interest at 8.25% between May 1996 and December 1996. The interest rate is adjusted annually by no more than a 1%
                  increase or decrease from the rate of the immediately preceding twelve-month period to the published prime rate charged by U. S. banks. The rate during the twelve months ended May 1996, 1995 and 1994 was 7.75%, 6.75% and 6.5%
                  respectively. The note requires quarterly interest payments and matures in May 1997. Under certain conditions, the Registrant may offset certain amounts against this note.

         The approximate aggregate maturities of these obligations at December 31, 1996 are as follows-

               1997                         $7,711,408
               1998                          5,140,773
               1999                          4,877,984
               2000                          4,619,947
               2001                          3,950,060
               Thereafter                   13,081,494
                                          -------------

                                           $39,381,666
                                          =============

(10)     REVOLVING CREDIT FACILITIES:

            The Registrant maintained an unsecured line of credit arrangement with a bank which provided for borrowings up to $15,000,000. Effective November 19, 1996 this line was temporarily increased to $20 million. In conjunction with the negotiation of the new credit facility discussed below, this line was terminated effective January 15, 1997. Advances under this facility accrued interest at the bank's prime lending rate ("Prime"), which was 8.25% and 8.5% at December 31, 1996 and 1995, respectively, or at the London Interbank Offered Rate ("LIBOR") plus 2%, at the Registrant's option. At December 31, 1996 approximately $19.8 million was outstanding under this facility at Prime. At December 31, 1996, the Registrant classified $9,789,000 of borrowings outstanding under this facility as long-term debt as the Registrant has both the ability and the intent to refinance these amounts on a long-term basis under the new credit facility discussed below. At December 31, 1995, $1.8 million was outstanding at Prime and $6 million at approximately 7.25%.

            Effective January 15, 1997, the Registrant entered into a Revolving Credit Agreement ("Revolver") with two banks that provides for borrowings of up to $40 million and which expires on January 15, 2000. Amounts outstanding under the previously existing line of credit were converted to borrowings under the Revolver. Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75%. Under the terms of the Revolver, the Registrant will be provided with eligibility based upon the sum of
            (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined.

            The terms of the Revolver contain certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Revolver also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined under the terms of the Revolver. At January 15, 1997 the Registrant was in compliance with all covenants. At January 15, 1997, approximately $20.2 million was available to be borrowed under the Revolver.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The Company has limited involvement with financial instruments and does not use them for trading purposes. The following methods and assumptions were used by the Registrant in estimating its fair value disclosures for financial instruments-

               The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and accounts receivable approximate their fair value.

               The fair value of fixed rate notes receivable are estimated using discounted cash flow analyses, with interest rates comparable on loans with similar terms and borrowers of similar credit quality. The carrying amounts of notes receivable approximate fair value.

               Marketable securities held for investment purposes are carried at fair value based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

               Carrying amounts of borrowings under the revolving credit facilities approximate their fair value. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. The fair value of long-term debt at December 31, 1996 and 1995 was approximately $39,598,000 and $51,640,000 respectively, while the carrying value was $39,380,000 and $51,950,000 for the same periods.

(12)     STOCKHOLDERS' EQUITY:

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

               At December 31, 1996, there were 118,367 and 51,061 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1995, 117,193 and 47,733 options were outstanding under the Joint Plan and Incentive Plan, respectively.

               In addition to options outstanding under the Joint Plan and Incentive Plan, at December 31, 1995 and 1994 there were 180,000 options outstanding at $5.50 per share. Such options were granted to Directors and certain officers of the Registrant at $5.50 per share, which price was equal to the market value per share on the date of grant. During 1996, all such options were exercised. Approximately $490,000 of compensation expense was recognized in 1996 resulting from the exercise and repurchase of such options by two Directors of the Registrant.

               A summary of the Registrant's stock options as of December 31, 1996, 1995 and 1994, and changes during the years then ended are summarized below-


                                                                                                  Weighted-
                                                                                                  Average
                                                                                                  Exercise
                                                                                Shares             Price
                                                                                ------            ---------

                Outstanding at January 1, 1994                                 506,328           $    7.40
                   Granted                                                           0
                   Exercised                                                  (112,921)          $    5.59
                   Forfeited                                                   (44,297)          $   11.03
                                                                              --------

                Outstanding at December 31, 1994                               349,110           $    7.53

                   Granted                                                           0
                   Exercised                                                      (700)          $    5.00
                   Forfeited                                                    (3,484)          $   10.51
                                                                              --------

                Outstanding at December 31, 1995                               344,926           $    7.51

                   Granted                                                      20,000           $    7.25
                   Exercised                                                  (185,250)          $    5.48
                   Forfeited                                                   (10,248)          $    7.49
                                                                              --------

                Outstanding at December 31, 1996                               169,428           $    9.45
                                                                              ========

            The following table summarizes information about options outstanding and exercisable at December 31, 1996-


                                       Options Outstanding and         Weighted-Average
                                       Exercisable at December       Remaining Contractual    Weighted-Average
            Range of Exercise Price           31, 1996                       Life              Exercise Price
            -----------------------    --------------------------    ---------------------    -----------------

                  $5.00-$7.25                     51,200                5.4 years                   $5.88
                $10.875-$11.00                   118,228                6.8 years                  $11.00
                                          -----------------

                                                 169,428                6.4 years                   $9.45
                                          =================

            For purposes of estimating the fair value of each option on the date of grant, the Registrant utilized the Black-Scholes option-pricing model with the following assumptions for 1996; risk-free interest rates of 5.84%; no dividend yield, expected life of three years; and an expected volatility of 40%. There were no options granted in 1995, the earliest year for which adoption of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation to Employees" (SFAS No. 123) is required. Pro forma compensation costs for the Registrant's stock option plans determined based on the fair value at the grant date for 1996 awards under those plans, consistent with the method of SFAS No. 123, were not material.

(13)     TRANSACTIONS WITH RELATED PARTIES:

            In September 1996, the Registrant purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. Through December 31, 1996, the Registrant has invested approximately $624,000 for its equity interest. In September 1996, the Registrant participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Registrant advanced approximately $682,500 in connection with this note. The remaining amounts were advanced by the following: a Director of the Registrant, $250,000; the wife of the Board Chairman, $1 million; an officer of the Registrant $100,000; and the balance by unrelated parties. All amounts invested in and advanced to the partnership by the Registrant have been classified as investments in and advances to affiliate and are included in other assets in the consolidated financial statements. The note bears interest at 14% per annum payable monthly and matures in September 1997. The participants also received a commitment fee of 4%. Upon maturity the note may be extended for a one year term in consideration of 4% of the outstanding balance.

            In 1996, in order to effectively manage the cost to the Registrant of the remediation efforts at Metex' two New Jersey facilities (see
            Note 18), the Registrant sold approximately a 2% interest for $22,000 in a subsidiary that manages the Registrant's environmental remediation efforts to an Officer and Director of the Registrant and other employees. These shares contain certain restrictions on transfer and, under certain circumstances, are redeemable at the net book value of the subsidiary.

            In May 1995, the Registrant participated in a $4.5 million loan transaction secured by an assignment of a mortgage note covering a commercial office building in New York City. The Registrant advanced approximately $2.5 million in connection with this loan. The remaining amounts were advanced by the following: a Director of the Registrant, $500,000; the wife of the Board Chairman, $1.45 million; and the balance by unrelated parties. The note bore interest at 14% per annum, and was fully satisfied together with accrued interest in August 1996. The participants also received a commitment fee of 4% in connection with the loan. A Director of the Registrant was a shareholder of the borrower and also a guarantor under the note.

            The Registrant's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Registrant are directors. Fees paid for the management of these properties is based upon a percentage of revenue and were approximately $159,000, $120,000 and $103,000 for 1996, 1995 and
            1994, respectively.

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

            During 1996 and 1995 the Registrant advanced, in the aggregate, $468,000 and $415,000, respectively, to the Chairman of the Board. Such advances bore interest at the Registrant's borrowing rate under its revolving credit facility which was 8.25% and 8.5% at December 31, 1996 and 1995, respectively. Amounts outstanding at December 31, 1996 and 1995 of $468,000 and $415,000, respectively, together with accrued interest thereon were repaid in January 1997 and 1996, respectively.

(14)     INCOME TAXES:

            Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

            Deferred tax assets primarily arose from basis differences of real properties held for rental for financial statement and income tax purposes. Based upon the Registrant's historical and projected levels of pretax income, management believes it is more likely than not that the Registrant will realize such benefits in the future and, accordingly, no valuation reserve has been recorded.

            The components of the net deferred tax asset (liability) at December 31, 1996 and 1995, are as follows-

                                                                                          1996               1995
                                                                                       -----------       -----------
               Realization allowances related to
                  accounts receivable and inventories                                  $   627,464       $   585,046
               Net unrealized gain on marketable securities                                (56,041)          (28,138)
               Basis differences relating to real
                  property held for rental                                               3,291,925         2,246,128
               Accrued expenses, deductible when paid                                    2,786,802         2,683,819
               Deferred revenue and profit (for tax purposes)                             (163,307)         (221,486)
               Basis differences relating to business acquisitions                      (1,858,912)       (1,858,912)
               Property, plant and equipment                                              (649,087)         (579,619)
               Pensions                                                                   (200,160)            7,959
               Other, net                                                                   70,331            15,399
                                                                                       -----------       -----------

                                 Net deferred tax asset                                  3,849,015         2,850,196

               Less- Current portion                                                     1,831,768         1,893,205
                                                                                       -----------       -----------

                                 Noncurrent portion                                    $ 2,017,247       $   956,991
                                                                                       ===========       ===========

            Income  tax  provision   (benefit)  reflected  in  the  accompanying
            consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994, is summarized as follows-

                                  1996              1995             1994
                              ------------    --------------    ---------------

               Current-
                  Federal      $4,083,000        $2,572,000        $2,286,000
                  State         1,928,000         1,337,000         1,131,000
               Deferred        (1,015,000)         (795,000)         (405,000)
                              ------------    --------------    ---------------

                               $4,996,000        $3,114,000        $3,012,000
                              ============    ==============    ===============

            A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is as follows-

                                                                        1996              1995             1994
                                                                     -----------       -----------       -----------
               Computed Federal income
                  tax provision at statutory rates                   $ 3,683,000       $ 2,272,000       $ 2,255,000
               State income taxes, net of
                  Federal income tax benefit                           1,326,000           903,000           767,000
               Other, net                                                (13,000)          (61,000)          (10,000)
                                                                     -----------       -----------       -----------

                                                                     $ 4,996,000       $ 3,114,000       $ 3,012,000
                                                                     ===========       ===========       ===========

(15)     OTHER INCOME AND EXPENSE:

            The components of other income and expense in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 are as follows-

                                                                           1996              1995             1994
                                                                       -----------        ----------       ----------
               Gain on sales of real estate assets                     $ 3,919,158        $  865,490       $1,399,495
               Net realized gains on marketable
                  securities                                                     0           229,979        1,203,463
               Income from equity investments (a)                                0             3,676           46,029
               Settlement income (b)                                     1,443,263                 0                0
               Other, net (c)                                             (561,415)          545,711          170,506
                                                                       -----------        ----------       ----------

                                                                       $ 4,801,006        $1,644,856       $2,819,493
                                                                       ===========        ==========       ==========

            (a) Income from equity investments principally represents nonrecurring cash distributions received by the Registrant in connection with interests held in certain real estate ventures which were acquired in the 1991 merger with BMG. Such investments were valued at historical cost at the date of acquisition.

            (b) In December 1996, the Registrant received approximately $1.4 million in settlements of all claims from an investment that was principally written off in 1990.

            (c) In March 1991, the Registrant was named as a defendant in a suit by certain investors and limited partners seeking actual, punitive and treble damages in a total unspecified amount. While management continued to believe that the allegations of the action were false and without merit, as a result of escalating defense costs and the continued likelihood of extended litigation, the Registrant settled this matter in April 1996 for approximately $425,000, after taxes.

(16)     RETIREMENT PLAN:

            The Registrant has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products segment and the former employees of the Registrant's discontinued resilient vinyl flooring segment.

            The following table sets forth the funded status of the plan and amounts recognized in the Registrant's consolidated financial statements as of December 31, 1996 and 1995. Amounts presented for
            1995 have been reclassified to conform to the current year presentation.

                                                                                         1996              1995
                                                                                     ------------       ------------
               Accumulated benefit obligation:
                  Vested                                                             $  8,659,000       $  9,088,000
                  Nonvested                                                               171,000            141,000
                                                                                     ------------       ------------

                                                                                     $  8,830,000       $  9,229,000
                                                                                     ============       ============

               Plan assets at fair value, primarily U. S. bonds,
                  government-backed mortgage obligations
                  and stocks                                                         $ 12,904,000       $ 13,123,000
               Projected benefit obligation                                            (8,983,000)        (9,403,000)
                                                                                     ------------       ------------

               Plan assets in excess of projected benefit obligation                    3,921,000          3,720,000
               Effect of purchase accounting                                             (156,000)          (156,000)
               Unrecognized net gain, net of amortization                              (3,192,000)        (3,353,000)
               Adjustment required to recognize minimum
                  liability                                                                     0           (251,000)
                                                                                     ------------       ------------

               Prepaid (accrued) pension obligation                                  $    573,000       ($    40,000)
                                                                                     ============       ============

            At December 31, 1995, in accordance with the Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," an additional minimum liability of approximately $251,000 was recognized for the sum of the excess of the accumulated benefit obligation over the fair value of the plan assets plus prepaid pension contributions. The liability was offset by intangible assets to the extent possible and the balance was charged as a separate component of stockholders' equity, net of tax benefits. At December 31, 1996, no additional minimum liability was required.

            Net periodic pension (income) expense for 1996, 1995 and 1994 includes the following components-

                                                                                1996           1995           1994
                                                                             ---------      ---------      ---------
               Service cost                                                  $ 230,000      $ 197,000      $ 182,000
               Interest cost                                                   643,000        145,000        132,000
               Actual return on plan assets                                   (883,000)      (199,000)        61,000
               Net amortization and deferral                                  (102,000)        63,000       (222,000)
                                                                             ---------      ---------      ---------

                                 Net periodic pension (income)
                                    expense                                  ($112,000)     $ 206,000      $ 153,000
                                                                             =========      =========      =========

            In determining the projected benefit obligation for 1996 and 1995, the weighted average assumed discount rate was 7.5%, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining net periodic pension cost for all years presented was 9%. No contributions were made during 1996 or 1995.

(17)     BUSINESS SEGMENTS:

            At December 31, 1996, the Registrant had three business segments: real estate investment and management, the manufacture and sale of antenna systems and the manufacture and sale of engineered products. Information on the Registrant's business segments for 1996, 1995 and 1994 is as follows-

                                                                               1996           1995            1994
                                                                             ---------      ---------      ---------
                                                                                           (in thousands)
               Net revenues and sales-
                  Real estate investment and management                      $  23,936      $  22,652      $  21,988
                  Antenna systems                                               18,883         20,307         19,495
                  Engineered products                                           42,055         41,687         35,511
                                                                             ---------      ---------      ---------

                                                                             $  84,874      $  84,646      $  76,994
                                                                             =========      =========      =========

               Operating income (loss)-
                  Real estate investment and management                      $   6,342      $   5,129      $   5,009
                  Antenna systems                                               (2,258)        (1,103)        (1,527)
                  Engineered products                                            3,792          3,779          2,477
                                                                             ---------      ---------      ---------

                                                                                 7,876          7,805          5,959

               General corporate expenses                                       (1,924)        (2,332)        (1,613)
               Other income, net                                                 4,881          1,210          2,287
                                                                             ---------      ---------      ---------

                              Income from continuing
                                 operations before income taxes              $  10,833      $   6,683      $   6,633
                                                                             =========      =========      =========

               Identifiable assets-
                  Real estate investment and management                      $  98,044      $  88,954      $  92,479
                  Antenna systems                                               11,603         15,291         15,580
                  Engineered products                                           12,174         12,955         14,365
                  Discontinued operations                                            0              0          5,290
                                                                             ---------      ---------      ---------

                                                                             $ 121,821      $ 117,200      $ 127,714
                                                                             =========      =========      =========

            Through the Registrant's antenna systems segment, approximately 11%, 16% and 17% of consolidated revenues were derived from sales to the United States Government or its contractors in 1996, 1995 and 1994, respectively.

            Sales by the Registrant's engineered products segment to automobile original equipment manufacturers accounted for approximately 25%, 23% and 23% of 1996, 1995 and 1994 consolidated revenues, respectively.

            Included in the identifiable assets of the real estate investment and management segment for 1996 and 1995 are approximately $13,449,000 and $2,997,000, respectively, of high yield mortgage notes receivable (see Note 6). Income generated by these notes receivable is included in interest income.

 (18)    CONTINGENCIES:

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

            At December 31, 1996 and 1995, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1996 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

                                                                     SCHEDULE II

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS



                                                                                          Write-offs
                                                                                            Net of
                                                                                          Recoveries
                                           Balance                 Charged                of Accounts                 Balance
                                             at                       to                  Previously                     at
                                          Beginning               Costs and                 Written                    End of
                                          of Period                Expenses                   Off                      Period
                                        -----------------     -------------------     --------------------      --------------------
Allowance for doubtful accounts:

      Year ended December 31, 1996          $471,406                 $48,100                 $18,100                  $501,406

      Year ended December 31, 1995           542,545                  54,133                 125,272                   471,406

      Year ended December 31, 1994           285,545                 257,000                       0                   542,545


       The accompanying notes to consolidated financial statements are an integral part of these schedules.

UNITED CAPITAL CORP. AND SUBSIDIARIES                               SCHEDULE III

           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION

                                          Mortgage    Initial Cost To Registrant Costs Capitalized
                                           Loans      --------------------------    Subsequent to
                                          Payable                    Building and   Acquisition/
           Description                    (Gross)         Land       Improvements   Improvements
           -----------                 ------------   ------------   ------------   ------------
Shopping Centers and Retail Outlets-
   Culver, CA                          $  5,008,567   $    841,811   $  7,576,296   $          0
   Northbrook, IL                         5,489,242        897,246      8,075,215              0
   Miscellaneous Investments             20,040,015      5,766,432     50,723,169        929,339
                                       ------------   ------------   ------------   ------------

                                         30,537,824      7,505,489     66,374,680        929,339
                                       ------------   ------------   ------------   ------------

Commercial Properties-
   Miscellaneous Investments              2,460,869      3,061,917     27,166,869              0
Day Care Centers and Offices-
   Miscellaneous Investments                605,893        642,895      5,786,058      1,132,683
Hotel Properties-
   Miscellaneous Investments                 77,615              0      2,867,703         48,092
Other-
   Miscellaneous Investments              1,000,340      1,195,781      7,473,489        583,305
                                       ------------   ------------   ------------   ------------

                                       $ 34,682,541   $ 12,406,082   $109,668,799   $  2,693,419
                                       ============   ============   ============   ============

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                               Gross Amount at Which                                                  in Latest
                                             Carried at Close of Period                                              Statement of
                                       ---------------------------------------   Accumulated                        Operations is
                                                    Building and      Total     Depreciation    Date of     Date      Computed
           Description                   Land       Improvements     (a) (c)        (b)      Construction Acquired     (Years)
           -----------                 -----------  ------------  ------------  ------------ ------------ --------  ------------
Shopping Centers and Retail Outlets-
   Culver, CA                          $   841,811  $  7,576,296  $  8,418,107  $  4,213,256     N/A        1986         18
   Northbrook, IL                          897,246     8,075,215     8,972,461     4,331,579     N/A        1987         18
   Miscellaneous Investments             5,766,432    51,652,508    57,418,940    28,127,667     N/A        1986-96      10-39
                                       -----------  ------------  ------------  ------------

                                         7,505,489    67,304,019    74,809,508    36,672,502
                                       -----------  ------------  ------------  ------------

Commercial Properties-
   Miscellaneous Investments             3,061,917    27,166,869    30,228,786    14,478,197     N/A        1986-94      12-39
Day Care Centers and Offices-
   Miscellaneous Investments               642,895     6,918,741     7,561,636     5,707,192     N/A        1986-91      7-39
Hotel Properties-
   Miscellaneous Investments                     0     2,915,795     2,915,795     2,868,755     N/A        1986-96      10-39
Other-
   Miscellaneous Investments             1,195,781     8,056,794     9,252,575     1,198,763     N/A        1986-96      10-39
                                       -----------  ------------  ------------  ------------

                                       $12,406,082  $112,362,218  $124,768,300  $ 60,925,409
                                       ===========  ============  ============  ============

Notes:

(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1996 are as follows-

                                                                                 1996                1995                   1994
                                                                            -------------        -------------         -------------

Real property held for rental at beginning of period                        $ 125,983,221        $ 126,640,338         $ 119,650,430
Additions during the period-
   Acquisitions and improvements                                                3,523,466            2,679,878             6,643,880
   Transfers from property, plant and equipment                                 2,195,352                    0             1,420,927
   Transfer to noncurrent notes receivable                                              0           (2,682,563)                    0
                                                                            -------------        -------------         -------------

                                                                              131,702,039          126,637,653           127,715,237
Deductions during period-
   Cost of real estate sold                                                     6,933,739              654,432             1,074,899
                                                                            -------------        -------------         -------------

                                                                            $ 124,768,300        $ 125,983,221         $ 126,640,338
                                                                            =============        =============         =============

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1996 are as follows-

                                                                                 1996                1995                   1994
                                                                            -------------        -------------         -------------

Accumulated depreciation at beginning of period                              $ 57,919,719         $ 51,569,038          $ 45,257,746
Additions during the period-
   Provision for depreciation                                                   6,523,058            6,717,161             6,660,537
   Transfers from property, plant and equipment                                   158,928                    0               134,065
   Transfer to noncurrent notes receivable                                              0              (29,065)                    0
                                                                             ------------         ------------          ------------

                                                                               64,601,705           58,257,134            52,052,348
Deductions during period-
   Accumulated depreciation of real estate sold                                 3,676,296              337,415               483,310
                                                                             ------------         ------------          ------------

                                                                             $ 60,925,409         $ 57,919,719          $ 51,569,038
                                                                             ============         ============          ============

(c) The aggregate cost for Federal income tax purposes is approximately $178,000,000


The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996

                                 Description                Interest Rate               Final Maturity Date
                                 -----------                -------------               -------------------

Mortgage loans secured by Commercial Property-
   Staten Island, NY                                             14%                        August 1997
   New York, NY                                                  18%                         May 1997
   Other                                                 Varies from 9% - 14%     From August 1997-December 2008




Mortgage loans secured by Hotels-
   Ontario, Canada                                               14%                       October 1998
   McAfee, NJ                                                    14%               From January 1997-April 1997
   Other                                                Varies from 10% - 11%    From November 2001-February 2002






Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                                14%                        August 1997


Mortgage loans secured by Residential Property-
   Pond Ridge, NY                                                10%                      September 1997
   Other                                                         15%                         June 1997




                                 Description                        Periodic Payment Terms
                                 -----------                        ----------------------

Mortgage loans secured by Commercial Property-
   Staten Island, NY                                  Interest due monthly; with principal due at maturity
   New York, NY                                       Interest due monthly; with principal due at maturity
   Other                                              Principal and interest due monthly




Mortgage loans secured by Hotels-
   Ontario, Canada                                    Interest due monthly; with principal due at maturity
   McAfee, NJ                                         Interest due monthly; with principal due at maturity
   Other                                              Principal and interest due monthly; in addition,
                                                      there is a principal payment of $150,000 due in
                                                      November 1998 and $773,000 due in February 2002




Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                     Interest due monthly, with principal due at maturity


Mortgage loans secured by Residential Property-
   Pond Ridge, NY                                     Interest due monthly, with principal due at maturity
   Other                                              Interest due monthly, with principal due at maturity

                                                                                                             Principal Amount
                                                                                             Carrying        of Loans Subject
                                                       Prior             Face Amount of      Amount of    to Delinquent Principal
                                 Description           Liens              Mortgages         Mortgages (b)       or Interest
                                 -----------           -----              ---------         -------------       -----------
Mortgage loans secured by Commercial Property-
   Staten Island, NY                                    $14,660,000       $ 2,500,000       $ 2,500,000             $0
   New York, NY                                                   0         6,500,000         6,500,000              0
   Other                                                  3,550,000           670,000           377,895              0
                                                        -----------       -----------       -----------             --

                                                         18,210,000         9,670,000         9,377,895              0
                                                        -----------       -----------       -----------             --
Mortgage loans secured by Hotels-
   Ontario, Canada                                                0         1,800,000         1,800,000              0
   McAfee, NJ                                             4,000,000           935,000           935,000              0
   Other                                                          0         1,510,000           587,511              0
                                                        -----------       -----------       -----------             --

                                                          4,000,000         4,245,000         3,322,511              0
                                                        -----------       -----------       -----------             --
Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                         4,500,000           843,773           843,773              0
                                                        -----------       -----------       -----------             --

Mortgage loans secured by Residential Property-
   Pond Ridge, NY                                                 0           570,000           570,000              0
   Other                                                          0            50,000            50,000              0
                                                        -----------       -----------       -----------             --

                                                                  0           620,000           620,000              0
                                                        -----------       -----------       -----------             --

                                                        $26,710,000       $15,378,773       $14,164,179             $0
                                                        ===========       ===========       ===========             ==

NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1996 is as follows-

            Balance at beginning of period             $  3,692,530
            Additions during period-
               New mortgage loans                        13,498,773
            Deductions during period-
               Collection of principal                   (3,027,124)
                                                       ------------

            Balance at end of period                   $ 14,164,179
                                                       ============

(b) In accordance with generally accepted accounting principles certain gains from the sale of real property are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1996:

         Mortgage note receivable in connection with sale of property in-

            Montgomery, Alabama                             $240,015
            Beaumont, Texas                                  450,651
            Waterbury, Connecticut                           132,890
            Augusta, Georgia                                  25,715
                                                            --------

                                                            $849,271
                                                            ========

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.

The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                            QUARTERLY FINANCIAL DATA

                                   (unaudited)

                  (dollars in thousands except per share data)


                                                                            First           Second           Third           Fourth
                                                                            Quarter         Quarter         Quarter          Quarter
                                                                            -------         -------         -------          -------
FOR THE YEAR 1996:
   Revenues                                                                 $21,562         $20,965         $21,248          $21,099
                                                                            =======         =======         =======          =======

   Costs and expenses                                                       $20,382         $20,355         $19,754          $18,431
                                                                            =======         =======         =======          =======

   Other income                                                             $   441         $ 2,533         $   404          $ 1,503
                                                                            =======         =======         =======          =======

   Net income                                                               $   946         $ 1,901         $   986          $ 2,004
                                                                            =======         =======         =======          =======

   Per share data:
      Net income per common share                                           $   .17         $   .34         $   .18          $   .37
                                                                            =======         =======         =======          =======

FOR THE YEAR 1995:
   Revenues                                                                 $21,347         $22,144         $19,308          $21,847
                                                                            =======         =======         =======          =======

   Costs and expenses                                                       $19,613         $19,625         $18,687          $21,248
                                                                            =======         =======         =======          =======

   Other income (expenses)                                                  $   934         $   130         $   134          $    12
                                                                            =======         =======         =======          =======

   Income from continuing operations                                        $ 1,562         $ 1,430         $   494          $    83
                                                                            =======         =======         =======          =======

   Loss from discontinued operations, net of tax                            ($  735)        ($  342)        ($4,396)         $     0
                                                                            =======         =======         =======          =======

   Net income (loss)                                                        $   827         $ 1,088         ($3,902)         $    83
                                                                            =======         =======         =======          =======

   Per share data:
      Income from continuing operations                                     $   .26         $   .24         $   .08          $   .01
      Loss from discontinued operations,
         net of tax                                                            (.12)           (.06)           (.77)              .0
                                                                            -------         -------         -------          -------

   Net income (loss) per common share                                       $   .14         $   .18         ($  .69)         $   .01
                                                                            =======         =======         =======          =======