Form 10-K/A
period 1996-12-31
UNITED CAPITAL CORP /DE/
filed 1997-04-30
CIK 65358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996



/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________________ to __________________

                         Commission file number 1-10104

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

================================================================================
    Title of Each Class               Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock, $.10 par value              American Stock Exchange
================================================================================

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). As of March 21, 1997, the aggregate market value was $21,339,000.

         The number of shares of the Registrant's $.10 par value Common Stock outstanding as of March 21, 1997 was 5,279,723.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

         As of April 1, 1997, the executive officers and directors of the Company are as follows:


          Name                  Principal Occupation               Age
-----------------------   -----------------------------         -------

A.F. Petrocelli           Chairman of the Board,                   53
                               President and Chief
                               Executive Officer of the
                               Company

Anthony J. Miceli         Vice President, Chief                    34
                               Financial Officer and
                               Secretary of the Company

Arnold S. Penner          Self employed real estate                60
                               investor and broker

Howard M. Lorber          President of Hallman & Lorber            48
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

         ANTHONY J. MICELI, has been a Director and a Vice President and Chief Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than four years. Mr. Miceli is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and New Jersey Society of Certified Public Accountants.

         ARNOLD S. PENNER, has been a Director of the Company since 1989 and has worked for more than the past five years as a private real estate investor and as a self-employed real estate broker in New York.

         HOWARD M. LORBER, has been a Director of the Company since May 1991. Mr. Lorber has been the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., a consulting and actuarial firm for pension and profit sharing plans, since 1975. Mr. Lorber was also Chairman of the Board and Director of VTX Electronics Corp., a distributor of wire and cable, from October 1991 until April 1994. He has been a shareholder of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984. Mr. Lorber is also President and Chief Operating Officer and a member of the Board of Directors of New Valley Corporation (formerly Western Union Corp.) as well as Chairman of the Board of Directors and

Chief Executive Officer of Nathan's. Mr. Lorber is also a member of the Board of Directors of Prime Hospitality Corp. and Alpine Lace Brands, Inc., and a Trustee of the Board of Long Island University. Since before 1992 Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties.

Item 11.    Executive Compensation

         The following table sets forth, for the Company's 1996 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the most highly compensated executive officer of the Company other than the CEO who was an executive officer of the Company at the end of the fiscal year ended December 31, 1995 and whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE


                                                           Annual Compensation                       Long Term Compensation
                                            ---------------------------------------------       ------------------------------


                                                                                Other Annual                         All Other
       Name and Principal                                                       Compensation       Number of       Compensation
            Position                 Year        Salary($)         Bonus($)        ($)(1)           Options             ($)
-------------------------------    -------  -------------------   ----------   --------------   ---------------   -------------

A.F. Petrocelli,                     1996            $650,000        $700,000       ----               ----            ----
   Chairman of the                   1995             650,000         700,000       ----               ----            ----
   Board, President                  1994             650,000         700,000       ----               ----            ----
   and Chief Executive
   Officer

Anthony J. Miceli                    1996             $99,577         $50,000       ----             20,000            ----
   Vice President and                1995              90,088          30,000       ----               ----            ----
   Chief Financial                   1994              84,999          30,000       ----               ----            ----
   Officer(2)


(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Mr. Miceli became Vice President and Chief Financial Officer of the Company in June 1996. Prior thereto he was the Corporate Controller of the Company.

Option Grants During 1996 Fiscal Year

        The following table provides information related to options to purchase Common Stock granted to the named executive officers during 1996. The Company currently does not have any plans providing for the grant of stock appreciation rights.


                                                                                                     Potential Realizable
                                                                                                    Value at Assumed Rates
                                                                                                        of Stock Price
                                                                                                    Appreciation for Option
                                       Individual Grants                                                    Term(2)
--------------------------------------------------------------------------------                  ----------------------

                                             % of Total
                            Number of          Options        Exercise
                           Securities        Granted to        or Base
                           Underlying       Employees in        Price
         Name             Option(#)(1)       Fiscal Year      ($/Sh)(2)      Expiration Date          5%             10%
-------------------      -------------     -------------     ---------     -----------------      ---------     -----------
Anthony J. Miceli           20,000               100%            $7.25     February 29, 2006       $91,200        $231,000

-----------
(1) The option exercise price may be paid in shares of Common Stock owned by the executive, in cash, or a combination of any of the foregoing, as determined by the Stock Option Committee administering the Company's stock option plans. The exercise price is equal to the fair market value of the Common Stock on the date of grant.

(2) The potential realizable value portion of the foregoing table illustrates values that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or differences in vesting periods. Regardless of the theoretical value of an option, its ultimate value will depend upon the market value of the Common Stock at a future date, and that value will depend on a variety of factors, including the overall condition of the stock market and the Company's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

        The following table provides information related to options exercised by the named executive officers during 1996 and the number and value of options held by the named executive officers at fiscal year end.


                                                            Number of Securities Underlying
                               Common                       Unexercised Options at FY-End          Value of Unexercised In-the-
                               Stock           Value                   (#)                         Money Options at FY-End ($)(2)
                            Acquired on      Realized       ----------------------------------    --------------------------------
          Name              Exercise (#)      ($)(1)        Exercisable        Unexercisable       Exercisable       Unexercisable
---------------------      ------------     ---------     --------------     ---------------       -----------      --------------
A.F. Petrocelli.........      100,000       $250,000          125,000                 0              $93,750                0
Anthony J. Miceli  .....         0              0              26,300                 0              $34,875                0

-----------------------
(1) Such options had an exercise price of $5.50 per share. On the date of exercise, the closing price of the Company's Common Stock was $8.00 as reported on the American Stock Exchange ("AMEX").

(2) Based on the closing price of a share of Common Stock on December 31, 1996 of $8.75, as reported on the AMEX.

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
======================================================================================================================


         The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1996.

         The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli nine years and Anthony J. Miceli nine years, respectively.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information concerning ownership of the Company's Common Stock, as of April 1, 1997 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:


             Name and Address                        Shares                             Percentage
           Of Beneficial Owner                 Beneficially Owned                       of Class(5)
---------------------------------------   ----------------------------------             --------------


A.F. Petrocelli                                    3,016,424(1)(2)                         55.8%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                                   500,000(2)                             9.5%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                                     26,300(3)                              *
9 Park Place
Great Neck, NY 11021

Arnold S. Penner                                           0                                 -
545 Madison Avenue
4th Floor
New York, NY 10022

Howard M. Lorber                                      78,500(4)                             1.5%
70 E. Sunrise Highway
Valley Stream, NY 11581

All executive officers and                         3,121,224(1)(3)(4)                      57.5%
directors as a group
(4 persons)


--------------------

*Less than 1%

(1) Mr. Petrocelli owns directly 2,891,424 shares of Common Stock and presently exercisable options to purchase 125,000 shares of Common Stock. Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs. Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her husband, adult children and grandchildren.

(3) Consists of presently exercisable options to purchase 26,300 shares of Common Stock.

(4) Includes 21,700 shares owned by Mr. Lorber's wife and 36,800 shares owned by the Howard M. Lorber Irrevocable Trust. Mr. Lorber disclaims beneficial ownership of all shares owned by Mr. Lorber's wife and the Howard M. Lorber Irrevocable Trust.

(5) Includes the shares of Common Stock subject to options (exercisable within 60 days after April 1, 1997) held by each of the named individuals or the directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the directors and executive officers as a group.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1996. Specific descriptions of these transactions are provided below.

        In September 1996, the Company purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. Through December 31, 1996, the Company has invested approximately $624,000 for its equity interest. In September 1996, the Company participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Company advanced approximately $682,500 in connection with this note. The remaining amounts were advanced by the following: A.F. Petrocelli, $250,000; Beverly Petrocelli, $1 million; an officer of the Company, $100,000; and the balance by unrelated parties. All amounts invested in and advanced to the partnership by the Company have been classified as investments in and advances to affiliates and are included in other assets in the consolidated financial statements. The note bears interest at 14% per annum payable monthly and matures in September 1997. The participants also received a commitment fee of 4%. Upon maturity the note may be extended for a one year term in consideration of 4% of the outstanding balance. A.F. Petrocelli disclaims beneficial interest of the participation interest held by his spouse.

        In May 1995, the Company participated in a $4.5 million loan transaction secured by an assignment of a mortgage note covering a commercial office building in New York City. The Company advanced approximately $2.5 million in connection with this loan. The remaining amounts were advanced by the following:
The Howard M. Lorber Irrevocable Trust, $500,000; Beverly Petrocelli, $1.45 million; and the balance by unrelated parties. The note bore interest at 14% per annum and was fully satisfied together with accrued interest in August 1996. The participants also received a commitment fee of 4% in connection with the loan. Arnold Penner was a shareholder of the borrower and also a guarantor under the note. Howard M. Lorber disclaims beneficial ownership of the participation interest held by the Trustees of the Howard M. Lorber Irrevocable Trust. A.F. Petrocelli disclaims beneficial interest of the participation interest held by his spouse.

        The Company's two hotel properties are managed by a publicly traded company for which A.F. Petrocelli and Howard M. Lorber are directors. Fees paid for the management of these properties is based upon a percentage of revenue and was approximately $159,000 for 1996.

        During 1996 the Company advanced, in the aggregate, $468,000 to A.F. Petrocelli. These advances bore interest at the Company's borrowing rate under its revolving credit facility. All amounts advanced have been repaid together with accrued interest thereon.

        On July 19, 1996, Mr. Petocelli sold 100,000 shares of Common Stock to the Company for $10.00 per share.

        The Company has Indemnity Agreements with certain directors (individually each an "Indemnitee"), indemnifying each Indemnitee against the various legal risks and potential liabilities to which such individuals are subject due to their position with the Company, in order to induce and encourage highly experienced and capable persons such as the Indemnitees to continue to serve as directors of the Company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED CAPITAL CORP.




Dated:  April 30, 1997               By: /s/ Anthony J. Miceli
                                         -------------------------------------
                                         Anthony J. Miceli, Vice President and
                                         Chief Financial Officer