Form 10-Q
period 1997-03-31
UNITED CAPITAL CORP /DE/
filed 1997-05-15
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ending          March 31, 1997
                               --------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                   to
                                   -----------------     -----------------------

    Commission File Number:                       1-10104

                              United Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                               04-2294493
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

       9 Park Place, Great Neck, New York                       11021
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


            Common stock, $.10 par value 5,280,723 shares outstanding
                               as of May 9, 1997.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as
                  of  March 31, 1997  and December 31, 1996                3

                  Consolidated Statements of  Income for
                  the Three Months Ended March 31, 1997 and 1996           4

                  Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1997 and 1996         5 - 6

                  Notes to Consolidated Financial Statements             7 - 10

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10 - 15

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                       15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                        16

SIGNATURES                                                                16

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                           ASSETS                                                       1997                 1996
                           ------                                                       ----                 ----
CURRENT ASSETS:
     Cash and cash equivalents                                                      $  3,836,176         $  3,177,878
     Marketable securities                                                               302,973              313,294
     Notes and accounts receivable, net                                               22,441,180           22,443,743
     Inventories                                                                       7,349,196            7,853,229
     Prepaid expenses and other current assets                                           709,070              801,639
     Deferred income taxes                                                             1,835,277            1,831,768
                                                                                    ------------         ------------

              Total current assets                                                    36,473,872           36,421,551
                                                                                    ------------         ------------


PROPERTY, PLANT AND EQUIPMENT, net                                                     7,963,927            7,694,438




REAL PROPERTY HELD FOR RENTAL, net                                                    59,156,020           63,842,891


NONCURRENT NOTES RECEIVABLE                                                            5,910,863            5,931,744


OTHER ASSETS                                                                          11,359,860            5,912,647



DEFERRED INCOME TAXES                                                                  2,160,911            2,017,247
                                                                                    ------------         ------------


                Total assets                                                        $123,025,453         $121,820,518
                                                                                    ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1997                 1996
------------------------------------                                                    ----                 ----

CURRENT LIABILITIES:
      Current maturities of long-term debt                                          $  7,340,015         $  7,711,408
      Current portion of borrowings under revolving credit facilities                 12,240,000           10,031,000
      Accounts payable and accrued liabilities                                        15,910,572           17,286,927
      Income taxes payable                                                             8,481,704            7,212,520
                                                                                    ------------         ------------

                   Total current liabilities                                          43,972,291           42,241,855
                                                                                    ------------         ------------

LONG-TERM LIABILITIES:
      Borrowings under revolving credit facilities                                     8,880,000            9,789,000
      Long-term debt                                                                  30,110,941           31,670,258
      Other long-term liabilities                                                      8,516,357            8,544,581
                                                                                    ------------         ------------

                   Total liabilities                                                  91,479,589           92,245,694
                                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock                                                                       527,972              534,612
      Additional paid-in capital                                                       6,765,334            7,415,664
      Retained earnings                                                               24,150,584           21,515,762
      Net unrealized gain on marketable securities, net of  tax                          101,974              108,786
                                                                                    ------------         ------------

                   Total stockholders' equity                                         31,545,864           29,574,824
                                                                                    ------------         ------------


                   Total liabilities and stockholders' equity                       $123,025,453         $121,820,518
                                                                                    ============         ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                            OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                      March 31, 1997  March 31, 1996
                                                                       ------------   ------------
REVENUES:
      Net sales                                                        $ 14,779,980   $ 15,644,353
      Rental revenues from real estate operations                         5,625,668      5,917,448
                                                                       ------------   ------------

      Total revenues                                                     20,405,648     21,561,801
                                                                       ------------   ------------

COSTS AND EXPENSES:
      Costs of sales                                                     10,861,224     12,023,279
      Real estate operations -
          Mortgage interest expense                                         811,290      1,072,656
          Depreciation expense                                            1,476,775      1,638,725
          Other operating expenses                                        1,559,131      1,988,551
      General and administrative expenses                                 2,207,810      2,083,117
      Selling expenses                                                    1,478,217      1,575,466
                                                                       ------------   ------------

          Total costs and expenses                                       18,394,447     20,381,794
                                                                       ------------   ------------

          Operating income                                                2,011,201      1,180,007
                                                                       ------------   ------------

OTHER INCOME (EXPENSE):
      Interest income                                                       685,975        215,726
      Interest expense                                                     (430,745)      (273,594)
      Other income and expense, net                                       2,523,391        498,613
                                                                       ------------   ------------

          Total other income (expense)                                    2,778,621        440,745
                                                                       ------------   ------------

          Income before income taxes                                      4,789,822      1,620,752

Provision for income taxes                                                2,155,000        675,000
                                                                       ------------   ------------

          Net income                                                   $  2,634,822   $    945,752
                                                                       ============   ============

Earnings per share:
          Net income per common share                                  $        .50   $        .17
                                                                       ============   ============

Weighted average number of common shares outstanding                      5,322,345      5,633,935
                                                                       ============   ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  Page 4 of 16

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                               1997               1996
                                                                           -----------         ------------
Cash Flows From Operating Activities:
      Net income                                                           $ 2,634,822         $   945,752
                                                                           -----------         -----------
      Adjustments to reconcile net income to net cash
            provided by operating activities:
      Depreciation and amortization                                          1,847,198           2,050,151
      Loss from equity investments                                              60,506                --
      Changes in assets and liabilities (A)                                  3,450,334          (1,722,160)
                                                                           -----------         -----------


            Total adjustments                                                5,358,038             327,991
                                                                           -----------         -----------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                   7,992,860           1,273,743
                                                                           -----------         -----------

Cash Flows from Investing Activities:
            Acquisition of property, plant and equipment                      (639,728)           (179,190)
            Investment in and advances to affiliates                        (5,407,154)               --
                                                                           -----------         -----------

                 NET CASH USED IN INVESTING ACTIVITIES                      (6,046,882)           (179,190)
                                                                           -----------         -----------

Cash Flows from Financing Activities:
             Principal payments on mortgage commitments, notes and loans    (1,930,710)         (5,395,837)
            Net borrowings under revolving credit facilities                 1,300,000           3,715,000
            Purchase and retirement of common shares                          (656,970)           (600,000)
                                                                           -----------         -----------

                 NET CASH USED IN FINANCING ACTIVITIES                      (1,287,680)         (2,280,837)
                                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents                           658,298          (1,186,284)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,177,878           3,527,925
                                                                           -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,836,176         $ 2,341,641
                                                                           ===========         ===========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Continued)
                                   (UNAUDITED)

                                                                                      1997                 1996
                                                                                ---------------        ------------
Supplemental Disclosures of Cash Flow
     Information:
            Cash Paid During the Period For:
                  Interest                                                           $1,432,000          $1,468,000
                  Taxes                                                                  97,000             608,000
                                                                                ===============        ============


Supplemental Schedule of Noncash Investing
     and Financing Activities:
            See Notes to Consolidated Financial Statements


                  (A)           Changes in assets and liabilities for the three
                                 months ended March 31, 1997 and 1996, are as follows:


Decrease in notes and accounts receivable, net                                  $     2,563               $    87,784
Decrease (increase) in inventories                                                  504,033                  (710,756)
Decrease (increase) in prepaid expenses
     and other current assets                                                        92,569                  (104,484)
Increase in deferred income taxes                                                  (143,664)                 (211,126)
Decrease in real property held for rental, net                                    3,209,912                    97,704
Decrease in noncurrent notes receivable                                              20,881                     7,343
Decrease (increase) in other assets                                                (100,565)                  108,386
Decrease in accounts payable and
     accrued liabilities                                                         (1,376,355)               (1,573,037)
Increase in income taxes payable                                                  1,269,184                   350,972
Increase (decrease) in other long-term liabilities                                  (28,224)                  225,054
                                                                                -----------               -----------

            Total                                                                $3,450,334              ($ 1,722,160)
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


BASIS OF PRESENTATION
---------------------

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

                  The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

                  All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

                  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INVENTORIES
-----------

The components of inventory are as follows:

                                      March 31, 1997       December 31, 1996
                                      --------------       -----------------

Raw materials                           $3,639,791            $3,893,865
Work in process                          2,113,341             2,126,849
Finished goods                           1,596,064             1,832,515
                                         ---------             ---------
                                        $7,349,196            $7,853,229
                                        ==========            ==========

CONTINGENCIES
-------------

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

                  At March 31, 1997 and December 31, 1996, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at March 31, 1997 (from a total of $7 million ) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

                  The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. See Item 1. Legal Proceedings for discussion of Rosatelli vs. United Capital Corp. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

NET INCOME PER COMMON SHARE
---------------------------

                  Net income per share computations for each quarterly period presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are approximately the same amounts for each of the periods presented. Earnings per share data is neither restated nor adjusted currently to obtain quarterly amounts which equal the amount computed for the year-to-date.

                  In February 1997, Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS #128) was issued. SFAS #128 changes the methodology utilized to compute earnings per share and replaces primary EPS with basic EPS, which does not include any dilution for potentially dilutive securities. Fully diluted EPS, which is now called diluted EPS under SFAS #128, is still required. This standard is effective for periods ending after December 15, 1997 and early application is prohibited. If EPS had been determined consistent with SFAS #128, earnings per share would have been the proforma amounts indicated below:

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                       1997            1996
                                                       ----            ----
Primary EPS, as reported                               .50             .17
Pro Forma Basic EPS                                    .50             .17

Fully Diluted EPS, as reported                         .49             .17
Pro Forma Diluted EPS                                  .50             .17

USE OF ESTIMATES
----------------

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

RECLASSIFICATIONS
-----------------

                  Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------

                  Revenues for the three month period ended March 31, 1997 were $20,406,000, a $1,156,000 decrease from comparable 1996 revenues. Net income for the period was $2,635,000 or $.50 per share as compared to net income of $946,000 or $.17 per share for the same period in 1996.

REAL ESTATE OPERATIONS
----------------------

                  Rental revenues from real estate operations decreased by $292,000 for the three months ended March 31, 1997 compared to the same period in 1996. The decrease is primarily attributable to revenues associated with properties sold in 1996.

                  Mortgage interest expense decreased $261,000 or 24% during the current quarter, versus such expense of the corresponding period in 1996. These decreases are due to continuing mortgage amortization which approximated $6 million during the last twelve months, including repayments associated with properties sold.

                  Depreciation   expense   associated  with  rental   properties
decreased $162,000, versus such expense of the corresponding period in 1996. This decrease is primarily due to the impact of properties sold in 1996.

                  Operating expenses associated with the management of real properties decreased $429,000 or 22% for the quarter ended March 31, 1997 as compared to the same period in 1996. The implementation of certain capital improvements in 1996 and the timing of certain maintenance projects contributed to these cost savings.

ENGINEERED PRODUCTS
-------------------

                  The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:

                                                       Three Months
                                                    Ended March 31,
                                                    ---------------

(In thousands)                                1997                   1996
                                             ------                 -----

Net Sales                                    $9,574               $ 11,050
                                             ======                =======

Cost of Sales                                $6,970               $  8,285
                                             ======                =======

Selling, General and
 Administrative Expenses                     $1,798               $  1,762
                                             ======                =======

Income from Operations                       $  806               $  1,003
                                             ======                =======


                  Net sales of the engineered products segment decreased $1,476,000 for the three month period ended March 31, 1997 as compared to the same period in 1996. The decrease is primarily attributable to continued price competition and declining worldwide automotive sales for knitted wire products. The transformer division continues to show growth with a 3% increase in sales compared to the first quarter of 1996.

                  Cost of sales as a percentage of net sales decreased by approximately 2% in the three month period ended March 31, 1997, as compared to the corresponding period in 1996. This decrease was due to continued management focus on cost containment as well as product mix.

                  Selling, general and administrative expenses of the engineered products segment increased $36,000 during the quarter ended March 31, 1997 versus such costs of the comparable 1996 period. This increase is primarily the result of additional salary related costs.

ANTENNA SYSTEMS
---------------

                  The operating results of the antenna systems segment are as follows:

                                                          Three Months
                                                        Ended March 31,
                                                        ---------------

(In thousands)                                        1997            1996
                                                      ----            ----

Net Sales                                           $5,206          $4,594
                                                    ======          ======

Cost of Sales                                       $3,891          $3,738
                                                    ======          ======

Selling, General and Administrative
       Expenses                                     $1,155          $1,283
                                                    ======          ======

Income (Loss) from Operations                       $  160          ($ 427)
                                                    ======           =====

                  Net sales of the antenna systems segment increased $612,000 or 13% during the quarter ended March 31, 1997 versus the same period in 1996. The 1996 sales level reflected manufacturing output below planned levels and was attributable to operational problems experienced in the first half of that year. Actions initiated by senior management in 1996 increased the sales volume in the second half of 1996 to a level consistent with the first quarter of 1997.

                   Cost of sales as a percentage of sales decreased to 75% as compared to 81% in the prior period, principally due to increased productivity associated with higher shipment levels.

                  Selling, general and administrative costs of the antenna systems segment decreased approximately $129,000 during the current quarter ended March 31, 1997, versus that of the corresponding prior year period. This reduction is principally due to reduced selling expenses, primarily salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General  and   administrative   ("G&A")   expenses  not   associated   with  the
manufacturing operations increased by $120,000 or less than 1% of revenues for the three month period ended March 31, 1997, versus the same period in 1996.

OTHER INCOME AND EXPENSE
------------------------

                  The components of other income and expense in the accompanying consolidated statements of income are as follows:

                                                               Three Months
                                                             Ended March 31,

                                                       1997               1996
                                                       -----              ----

Gain on sale of real estate assets                    $ 2,583,840       $478,487

(Loss) from equity investments                            (60,556)          --

Other                                                        --           20,126
                                                      -----------       --------

                                                      $ 2,523,391       $498,613
                                                      ===========       ========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  At March 31, 1997 the Registrant's current liabilities exceeded current assets by approximately $7.6 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management is confident that through cash flow generated from operations, together with borrowings available under the line of credit discussed below and the sale of select assets, all obligations will be satisfied as they become due.

                  Effective January 15, 1997, the Registrant entered into a Revolving Credit Agreement ("Revolver") with two banks that provides for borrowings of up to $40 million and which expires on January 15, 2000.
Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75%. Under the terms of the Revolver, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. The terms of the Revolver contain certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). At March 31, 1997, approximately $19 million was available to be borrowed under the Revolver. The Registrant classified $8,880,000 of borrowings outstanding under this facility at March 31, 1997 as long-term debt as the Registrant has both the ability and the intent to refinance these amounts on a long-term basis under the new credit facility.

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

                  At March 31, 1997 and December 31, 1996 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at March 31, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

                  The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from the sale, financing and refinancing of the Registrant's properties and from the third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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


BUSINESS TRENDS
---------------

                  Total revenues of the Registrant decreased $1,156,000 or 5% for the first three months of 1997 versus such results of the comparable 1996 period. Net income for the first three months of 1997 was $2,635,000 or $.50 per share versus $946,000 or $.17 per share during the same period in 1996.

                  The results of the Registrant's real estate operations reflect a decrease in revenues for the first three months of 1997, primarily as a result of revenues associated with properties sold in 1996. The real estate segment was also favorably impacted by a 24% reduction in mortgage interest expense resulting from the repayment of $6 million in mortgage indebtedness during the last twelve months. Continuing mortgage amortization will continue to have favorable impact on this segment and will reduce current mortgage indebtedness to virtually zero in less than nine years.

                  The Registrant's engineered products segment posted a 13% decrease in revenues during the first three months of 1997 versus comparable 1996 results. With continued decreases in worldwide automobile sales, management is focused on new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. In addition, the results of this segments' transformer operations reflect improvements over the prior year and management is hopeful to continue this trend.

                  The results of the Registrant's antenna systems segment reflect a significant turnaround in the current quarter. The Registrant believes that actions taken by senior management in 1996 have returned this segment to profitability and senior management will continue to closely monitor the operations of this segment.


FORWARD-LOOKING STATEMENTS
--------------------------

                  This Form 10-Q  contains  certain  forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, competition, potential technology changes and potential changes in customer spending and purchasing policies and procedures. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.
----------------------------------

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

                                     UNITED CAPITAL CORP.

Dated:  May 14, 1997                 By: /s/ Anthony J. Miceli
                                        --------------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Registrant