Form 10-Q
period 1997-06-30
UNITED CAPITAL CORP /DE/
filed 1997-08-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending         June 30, 1997
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________________ to ___________________

      Commission File Number:          1-10104
                                     --------------------------

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


                 Common stock, $.10 par value 5,285,323 shares
                       outstanding as of August 8, 1997.

                     UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                     PAGE

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as
              of  June 30, 1997 and December 31, 1996                  3

              Consolidated Statements of  Income for
              the Three Months Ended June 30, 1997 and
              1996                                                     4

              Consolidated Statements of Income for the Six
              Months Ended June 30, 1997 and 1996                      5

              Consolidated Statements of Cash Flows for
              the Six  Months Ended June 30, 1997 and
              1996                                                     6 - 7

              Notes to Consolidated Financial Statements               8 - 11

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11 - 16

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                        16

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         17

SIGNATURES                                                             17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

            ASSETS                                                                               1997                  1996
            ------                                                                               ----                  ----
CURRENT ASSETS:
     Cash and cash equivalents                                                               $  5,423,651         $  3,177,878
     Marketable securities                                                                        325,131              313,294
     Notes and accounts receivable, net                                                        21,832,194           22,443,743
     Inventories                                                                                6,705,062            7,853,229
     Prepaid expenses and other current assets                                                    801,014              801,639
     Deferred income taxes                                                                      1,873,983            1,831,768
                                                                                             ------------         ------------

              Total current assets                                                             36,961,035           36,421,551
                                                                                             ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                              7,796,390            7,694,438



REAL PROPERTY HELD FOR RENTAL, net                                                             57,837,713           63,842,891


NONCURRENT NOTES RECEIVABLE                                                                     5,861,576            5,931,744


OTHER ASSETS                                                                                   11,446,622            5,912,647


DEFERRED INCOME TAXES                                                                           2,337,785            2,017,247


                                                                                             ------------         ------------
                Total assets                                                                 $122,241,121         $121,820,518
                                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY                                        `                    1997                  1996
------------------------------------                                                             ----                  ----

CURRENT LIABILITIES:
      Current maturities of long-term debt                                                   $  5,779,832         $  7,711,408
      Current portion of  borrowings under revolving credit facilities                         11,009,000           10,031,000
      Accounts payable and accrued liabilities                                                 18,440,403           17,286,927
      Income taxes payable                                                                      8,968,803            7,212,520
                                                                                             ------------         ------------

                   Total current liabilities                                                   44,198,038           42,241,855
                                                                                             ------------         ------------

LONG-TERM LIABILITIES:

      Borrowings under revolving credit facilities                                              7,161,000            9,789,000
      Long-term debt                                                                           28,915,733           31,670,258
      Other long-term liabilities                                                               8,357,851            8,544,581
                                                                                             ------------         ------------

                   Total liabilities                                                           88,632,622           92,245,694
                                                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:

      Common stock                                                                                528,532              534,612
      Additional paid-in capital                                                                6,822,774            7,415,664
      Retained earnings                                                                        26,140,595           21,515,762
      Net unrealized gain on marketable securities, net of  tax                                   116,598              108,786
                                                                                             ------------         ------------

                   Total stockholders' equity                                                  33,608,499           29,574,824
                                                                                             ------------         ------------
                   Total liabilities and stockholders' equity                                $122,241,121         $121,820,518
                                                                                             ============         ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                            OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                        Three Months Ended
                                                                                                        ------------------
                                                                                             June 30, 1997            June 30, 1996
                                                                                             -------------            -------------
REVENUES:
        Net sales                                                                            $ 14,862,436              $ 15,055,604
        Rental revenues from real estate operations                                             6,462,713                 5,909,434
                                                                                             ------------              ------------

        Total Revenues                                                                         21,325,149                20,965,038
                                                                                             ------------              ------------

COSTS AND EXPENSES:
        Cost of  sales                                                                         11,261,200                11,801,065
        Real estate operations -
            Mortgage interest expense                                                             777,711                   861,552
            Depreciation expense                                                                1,443,368                 1,607,170
            Other operating expenses                                                            1,597,681                 1,901,239
        General and administrative expenses                                                     1,697,252                 2,422,095
        Selling expenses                                                                        1,514,712                 1,761,537
                                                                                             ------------              ------------

          Total costs and expenses                                                             18,291,924                20,354,658
                                                                                             ------------              ------------

          Operating income                                                                      3,033,225                   610,380
                                                                                             ------------              ------------

OTHER INCOME (EXPENSE):
        Interest income                                                                           865,915                   276,502
        Interest expense                                                                         (456,144)                 (287,667)
        Other income and expense, net                                                             122,015                 2,544,295
                                                                                             ------------              ------------

          Total other income (expense)                                                            531,786                 2,533,130
                                                                                             ------------              ------------

          Income before income taxes                                                            3,565,011                 3,143,510

Provision for income taxes                                                                      1,575,000                 1,243,000
                                                                                             ------------              ------------

Net income                                                                                   $  1,990,011              $  1,900,510
                                                                                             ============              ============

Earnings per share:
          Net income                                                                         $        .37              $        .34
                                                                                             ============              ============

Weighted average number of common shares outstanding                                            5,350,946                 5,543,363
                                                                                             ============              ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                         ----------------
                                                                                             June 30, 1997            June 30, 1996
                                                                                             -------------            -------------
REVENUES:
        Net sales                                                                            $ 29,642,416              $ 30,699,957
        Rental revenues from real estate operations                                            12,088,381                11,826,882
                                                                                             ------------              ------------

        Total Revenues                                                                         41,730,797                42,526,839
                                                                                             ------------              ------------

COSTS AND EXPENSES:
        Cost of  sales                                                                         22,122,424                23,824,344
        Real estate operations -
            Mortgage interest expense                                                           1,589,001                 1,934,208
            Depreciation expense                                                                2,920,143                 3,245,895
            Other operating expenses                                                            3,156,812                 3,889,790
        General and administrative expenses                                                     3,905,062                 4,505,212
        Selling expenses                                                                        2,992,929                 3,337,003
                                                                                             ------------              ------------

          Total costs and expenses                                                             36,686,371                40,736,452
                                                                                             ------------              ------------

          Operating income                                                                      5,044,426                 1,790,387
                                                                                             ------------              ------------

OTHER INCOME (EXPENSE):
        Interest income                                                                         1,551,890                   492,228
        Interest expense                                                                         (886,889)                 (561,261)
        Other income and expense, net                                                           2,645,406                 3,042,908
                                                                                             ------------              ------------

          Total other income (expense)                                                          3,310,407                 2,973,875
                                                                                             ------------              ------------

          Income before income taxes                                                            8,354,833                 4,764,262

Provision for income taxes                                                                      3,730,000                 1,918,000
                                                                                             ------------              ------------

Net income                                                                                   $  4,624,833              $  2,846,262
                                                                                             ============              ============

Earnings per share:
          Net income                                                                         $        .87              $        .51
                                                                                             ============              ============

Weighted average number of common shares outstanding                                            5,340,202                 5,572,755
                                                                                             ============              ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                      1997                  1996
                                                                                                  ------------          ------------
Cash Flows From Operating Activities:
          Net income                                                                              $  4,624,833          $ 2,846,262
                                                                                                  ------------          -----------
          Adjustments to reconcile net income to net cash
                 provided by operating activities:
          Depreciation and amortization                                                              3,581,580            4,079,152
          Loss from equity investments                                                                 212,505                 --
          Changes in assets and liabilities (A)                                                      7,103,163            2,862,845
                                                                                                  ------------          -----------

                 Total adjustments                                                                  10,897,248            6,941,997
                                                                                                  ------------          -----------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                          15,522,081            9,788,259
                                                                                                  ------------          -----------

Cash Flows from Investing Activities:
          Investment in and advances to joint venture                                               (5,578,139)                --
          Acquisition of  property, plant and equipment                                               (763,098)            (365,804)
                                                                                                  ------------          -----------

                 NET CASH USED IN INVESTING ACTIVITIES                                              (6,341,237)            (365,804)
                                                                                                  ------------          -----------

Cash Flows from Financing Activities:
          Principal payments on mortgage commitments, notes and loans                               (4,686,101)          (7,289,851)
          Net borrowings under revolving credit facilities                                          (1,650,000)          (1,285,000)
          Purchase and retirement of common shares                                                    (656,970)          (2,003,000)
          Proceeds from exercise of stock options                                                       58,000              795,000
                                                                                                  ------------          -----------
                 NET CASH USED IN FINANCING ACTIVITIES                                              (6,935,071)          (9,782,851)
                                                                                                  ------------          -----------

Net increase (decrease) in cash and cash equivalents                                                 2,245,773             (360,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     3,177,878            3,527,925
                                                                                                  ------------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $  5,423,651          $ 3,167,529
                                                                                                  ============          ===========



                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Continued)
                                   (UNAUDITED)

                                                                                                         1997               1996
                                                                                                     -----------        -----------
Supplemental Disclosures of Cash Flow
        Information:
            Cash Paid During the Period For:
                 Interest                                                                            $ 2,547,000        $ 2,607,000
                 Taxes                                                                                 1,258,000            821,000
                                                                                                     ===========        ===========

Supplemental Schedule of Noncash Investing
   and Financing Activities:
                 See Notes to Consolidated Financial Statements

(A) Changes in assets and liabilities for the six months ended June 30, 1997 and 1996 are as follows:

Decrease in notes and accounts receivable, net                                                       $   611,549        $   265,882
Decrease (increase) in inventories                                                                     1,148,167           (331,364)
Decrease (increase) in prepaid expenses and other current assets                                             625           (123,362)
Increase in deferred income taxes                                                                       (366,778)          (568,990)
Decrease in real property held for rental, net                                                         3,084,742          2,478,284
Decrease in noncurrent notes receivable                                                                   70,168             14,158
Decrease (increase) in other assets                                                                     (168,339)           185,642
Increase (decrease) in accounts payable and accrued liabilities                                        1,153,476         (1,154,455)
Increase in income taxes payable                                                                       1,756,283          1,837,020
Increase (decrease) in other long-term liabilities                                                      (186,730)           260,030
                                                                                                     -----------        -----------

                 Total                                                                               $ 7,103,163        $ 2,862,845
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

INVENTORIES

The components of inventory are as follows:

                                            June 30, 1997     December 31, 1996
                                            -------------     -----------------

Raw materials                               $3,307,192           $3,893,865
Work in process                              1,671,877            2,126,849
Finished goods                               1,725,993            1,832,515
                                            ----------           ----------
                                            $6,705,062           $7,853,229
                                            ==========           ==========

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

         At June 30, 1997 and December 31, 1996, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at June 30, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. See Item 1. Legal Proceedings for discussion of Rosatelli vs. United Capital Corp., et al. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

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

         In February 1997, Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS #128") was issued. SFAS #128 changes the methodology utilized to compute earnings per share and replaces primary EPS with basic EPS, which does not include any dilution for potentially dilutive securities. Fully diluted EPS, which is now called diluted EPS under SFAS #128, is still required. This standard is effective for periods ending after December 15, 1997 and early application is prohibited. If EPS had been determined consistent with SFAS #128, earnings per share would have been the proforma amounts indicated below:

                           Three Months Ended June 30   Six Months ended June 30
                           ---------------------------  ------------------------
                                  1997      1996           1997       1996
                                  ----      ----           ----       ----
Primary EPS, as reported        $   .37   $   .34         $   .87   $   .51
Pro Forma Basic EPS             $   .38   $   .34         $   .87   $   .51

Fully Diluted EPS, as reported  $   .37   $   .34         $   .86   $   .51
Pro Forma Diluted EPS           $   .37   $   .34         $   .87   $   .51


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenues for the three month period ended June 30, 1997 were $21,325,000 versus $20,965,000 during the comparable period in 1996. Net income for the second quarter of 1997 was $1,990,000 or $.37 per share as compared to $1,901,000 or $.34 per share during the comparable 1996 period.

         Revenues for the six month period ended June 30, 1997 were $41,731,000 versus $42,527,000 during the comparable period in 1996. Net income for the period was $4,625,000 or $.87 per share as compared to net income of $2,846,000 or $.51 per share for the same period in 1996.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased $553,000 or 9%, for the three month period ended June 30, 1997 as compared to the same period in 1996. Rental revenues for the six month period ended June 30, 1997 were $12,088,000, an increase of $261,000 or 2% versus such revenues of the comparable 1996 period. These increases are primarily attributable to a retroactive adjustment for percentage rents on certain properties.

         Mortgage interest expense decreased $84,000 or 10% during the current quarter and $345,000 or 18% during the six month period ended June 30, 1997, versus such expense of the corresponding periods in 1996. These decreases result from continuing mortgage amortization which approximated $6 million during the last 12 months, including repayments associated with properties sold during the period.

         Depreciation expense associated with rental properties decreased $164,000 or 10% during the three month period ended June 30, 1997 and $326,000 or 10%, during the first six months of 1997 as compared to such costs during the corresponding periods of 1996. These decreases are primarily due to the impact of properties sold in 1996.

         Operating expenses associated with the management of real estate properties decreased $304,000 or 16% during the current quarter and $733,000 or 19% during the six month period ending June 30, 1997 as compared to the same periods in 1996. The implementation of certain capital improvements in 1996 and the timing of certain maintenance projects contributed to these reductions.

ENGINEERED PRODUCTS

                  The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:

                                                                                 Three Months                      Six Months
                                                                                Ended June 30,                    Ended June 30,

(In thousands)                                                             1997             1996             1997             1996
                                                                           ----             ----             ----             ----

Net Sales                                                                  $9,630          $10,983          $19,204          $22,033
                                                                           ======          =======          =======          =======

Cost of Sales                                                              $6,929          $ 8,060          $13,899          $16,345
                                                                           ======          =======          =======          =======

Selling, General and Administrative Expenses
                                                                           $1,778          $ 1,960          $ 3,576          $ 3,722
                                                                           ======          =======          =======          =======

Income from Operations                                                     $  923          $   963          $ 1,729          $ 1,966
                                                                           ======          =======          =======          =======



         Net sales of the engineered products segment decreased $1,353,000 and $2,829,000, respectively for the three and six month periods ended June 30, 1997 versus such results of the corresponding prior year periods. These decreases from the prior year's revenues are primarily the result of increased price competition and declining worldwide automotive sales.

         Cost of sales as a percentage of net sales decreased by approximately 1% and 2% for the three and six month periods ended June 30, 1997 versus the corresponding periods in 1996. These decreases were due to continued management focus on cost containment as well as product mix.

         Selling, general and administrative expenses of the engineered products segment decreased $182,000 and $146,000, respectively during the quarter and six month periods ended June 30, 1997 versus such costs of the comparable 1996 periods. These reductions are principally due to reduced selling expenses, primarily salary and salary related expenses.

ANTENNA SYSTEMS

         The operating results of the antenna systems segment are as follows:

                                                                            Three Months                       Six Months
                                                                           Ended June 30,                    Ended June 30,

(In thousands)                                                       1997                1996              1997               1996
                                                                     ----                ----              ----               ----

Net Sales                                                           $ 5,232            $ 4,073            $10,438           $ 8,667
                                                                    =======            =======            =======           =======

Cost of Sales                                                       $ 4,333            $ 3,741            $ 8,224           $ 7,479
                                                                    =======            =======            =======           =======

Selling, General and Administrative
       Expenses                                                     $   974            $ 1,177            $ 2,129           $ 2,460
                                                                    =======            =======            =======           =======

Income (Loss) from Operations                                       ($   75)           ($  845)           $    85           ($1,272)
                                                                    =======            =======            =======           =======

         Net sales of the antenna systems segment increased $1,159,000 or 28% during the second quarter and $1,771,000 or 20% for the six month period ended June 30, 1997 versus such sales generated during the respective 1996 periods. The 1996 sales levels were the result of significant operational problems that included manufacturing output well below planned levels in spite of available backlog to ship. Actions initiated by senior management in 1996 increased the sales volume in the second half of 1996 to a level consistent with the six months ended June 30, 1997.

         Cost of sales as a percentage of net sales decreased 9% and 8%, respectively, during the three and six month periods ended June 30, 1997 from such results of the corresponding 1996 periods principally due to increased productivity associated with higher shipment levels.

         Selling, general and administrative costs of the antenna systems segment decreased approximately $203,000 and $331,000, respectively, during the current quarter and year-to-date periods just ended June 30, 1997, versus that of the corresponding prior year periods. This reduction is principally due to reduced salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses not associated with the manufacturing operations decreased by $590,000 and $469,000 for the three and six month periods ended June 30, 1997, respectively versus that of the same periods in 1996 principally due to lower salary and related expenses.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income are as follows:

                                                                     Three Months                            Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                                    --------------                          --------------

                                                               1997                1996                 1997               1996
                                                            -----------         -----------         -----------         ------------
Gain on sale of real estate assets                          $   237,554         $ 3,134,362         $ 2,821,400         $ 3,612,849

(Loss) from equity investments                                 (151,949)               --              (212,505)               --

Other                                                            36,410            (590,067)             36,511            (569,941)
                                                            -----------         -----------         -----------         -----------

                                                            $   122,015         $ 2,544,295         $ 2,645,406         $ 3,042,908
                                                            ===========         ===========         ===========         ===========

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 the Registrant's current liabilities exceeded current assets by approximately $7.2 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management is confident that through cash flow generated from operations, together with borrowings available under the line of credit discussed below and the sale of select assets, all obligations will be satisfied as they become due.

         Effective January 15, 1997, the Registrant entered into a Revolving Credit Agreement ("Revolver") with two banks that provide for borrowings of up to $40 million and which expires on January 15, 2000. Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75%. Under the terms of the Revolver, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. The terms of the Revolver contain certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). At June 30, 1997, approximately $19 million was available to be borrowed under the Revolver. The Registrant classified $7,161,000 of borrowings outstanding under this facility at June 30, 1997 as long-term debt as the Registrant has both the ability and the intent to refinance these amounts on a long-term basis under the new credit facility.

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

         At June 30, 1997 and December 31, 1996 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at June 30, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

BUSINESS TRENDS

         Total revenues of the Registrant decreased $796,000 or 2% for the first half of 1997 versus such results of the comparable 1996 period. Net income for the first six months of 1997 was $4,625,000 or $.87 per share versus $2,846,000 or $.51 per share during the same period in 1996. The increase in net income is primarily attributable to the registrant's real estate operations and to a significant turnaround in the antenna systems segment.

         The results of the Registrant's real estate operations reflect a 2% increase in revenues for the first six months of 1997, primarily as a result of a retroactive adjustment for percentage rents on certain properties. Operating profit of this segment for the six months ended June 30, 1997 increased $1,665,000 or 60% over the prior year. This segment was favorably impacted by a 18% reduction in mortgage interest expense resulting from the repayment of $6 million in mortgage indebtedness during the last 12 months. Continuing mortgage amortization will continue to have a favorable impact on these operations and will reduce current mortgage obligations to virtually zero in less than nine years.

         The results of the Registrant's engineered products segment reflect a 13% decrease in revenues during the first six months of 1997 versus comparable 1996 results. With the continued decrease in world wide automobile sales, management is focused on new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. Operating profits as a percentage of sales for the six months ended June 30, 1997 increased over the prior year principally due to an ongoing emphasis on cost reductions and productivity improvements.

         The results of the Registrant's antenna systems segment reflect a significant turnaround from the prior year, which is primarily attributable to increased sales levels and to actions taken by senior management in 1996. Senior management will continue to closely monitor the operations of this segment.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

Rosatelli vs. United Capital Corp., et al

In August 1996, Dennis Rosatelli, the Registrant's former Chief Financial Officer commenced an action in Superior court of New Jersey, Law Division, Bergen County, seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his complaint to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May, 1996 for cause. The matter has been removed to United States District Court, District of New Jersey. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 1997, the Registrant held its Annual Meeting of Stockholders, whereby the stockholders elected Directors and approved a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1997. The vote on such matters was as follows:

1.   ELECTION OF DIRECTORS:

                                          For              Withheld
                                          ---              --------
         A.F. Petrocelli               4,475,055            3,060
         Howard M. Lorber              4,475,055            3,060
         Anthony J. Miceli             4,475,055            3,060
         Arnold S. Penner              4,474,939            3,176


2. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the year ending December 31, 1997.

                 For               Against              Abstain
                 ---               -------              -------
              4,473,930             2,766                1,419


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

                                        UNITED CAPITAL CORP.

Dated: August 14, 1997                  By:  /s/ Anthony J. Miceli
                                        --------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Registrant