Form 10-Q
period 1997-09-30
UNITED CAPITAL CORP /DE/
filed 1997-11-12
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ending               September 30, 1997
                               ------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from _________________ to ______________________

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


           Common stock, $.10 par value 5,285,047 shares outstanding
                             as of November 5, 1997.

                     UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of  September  30, 1997 and December 31, 1996                      3

           Consolidated Statements of  Income for
           the Three Months Ended September 30, 1997 and
           1996                                                               4

           Consolidated Statements of  Income for
           the Nine Months Ended September 30, 1997 and
           1996                                                               5

           Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1997 and
           1996                                                           6 - 7

           Notes to Consolidated Financial Statements                     8 - 11

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11 - 16

                            PART II OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                  16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                    17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

      ASSETS                                                                       1997                               1996
      ------                                                                       ----                               ----

CURRENT ASSETS:
     Cash and cash equivalents                                                 $  3,636,582                      $  3,177,878
     Marketable securities                                                          378,720                           313,294
     Notes and accounts receivable, net                                          17,609,287                        22,443,743
     Inventories                                                                  7,005,013                         7,853,229
     Prepaid expenses and other current assets                                      724,389                           801,639
     Deferred income taxes                                                        1,947,250                         1,831,768
                                                                                 ----------                        ----------

              Total current assets                                               31,301,241                        36,421,551
                                                                                 ----------                        ----------

PROPERTY, PLANT AND EQUIPMENT, net                                                7,742,276                         7,694,438



REAL PROPERTY HELD FOR RENTAL, net                                               56,413,305                        63,842,891



NONCURRENT NOTES RECEIVABLE                                                       7,441,783                         5,931,744


OTHER ASSETS                                                                     11,269,097                         5,912,647


DEFERRED INCOME TAXES                                                             2,749,911                         2,017,247

                                                                               ------------                      ------------

                Total assets                                                   $116,917,613                      $121,820,518
                                                                               ============                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY                                               1997                             1996
------------------------------------                                               ----                             ----

 CURRENT LIABILITIES:
       Current maturities of long-term debt                                     $ 5,611,104                       $ 7,711,408
       Borrowings under credit facility                                           6,900,000                        10,031,000
       Accounts payable and accrued liabilities                                  16,912,957                        17,286,927
       Income taxes payable                                                      10,738,118                         7,212,520
                                                                               ------------                      ------------

                    Total current liabilities                                    40,162,179                        42,241,855
                                                                               ------------                      ------------

 LONG-TERM LIABILITIES:

       Borrowings under credit facility                                           5,600,000                         9,789,000
       Long-term debt                                                            27,727,630                        31,670,258
       Other long-term liabilities                                                8,272,243                         8,544,581
                                                                               ------------                      ------------

                    Total liabilities                                            81,762,052                        92,245,694
                                                                               ------------                      ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:

       Common stock                                                                 528,505                           534,612
       Additional paid-in capital                                                 6,815,345                         7,415,664
       Retained earnings                                                         27,659,744                        21,515,762
       Net unrealized gain on marketable securities, net of  tax                    151,967                           108,786
                                                                               ------------                      ------------

                    Total stockholders' equity                                   35,155,561                        29,574,824
                                                                               ------------                      ------------
                    Total liabilities and stockholders' equity                 $116,917,613                      $121,820,518
                                                                               ============                      ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                      September 30, 1997      September 30, 1996
                                                                      ------------------      ------------------
REVENUES:
      Net sales                                                       $13,669,790               $14,765,953
      Rental revenues from real estate operations                       5,890,116                 6,482,497
                                                                        ---------               -----------

      Total revenues                                                   19,559,906                21,248,450
                                                                       ----------               -----------

COSTS AND EXPENSES:
      Costs of sales                                                    9,624,991                11,613,678
      Real estate operations -
          Mortgage interest expense                                       746,655                   944,740
          Depreciation expense                                          1,442,198                 1,516,912
          Other operating expenses                                      1,859,725                 2,133,374
      General and administrative expenses                               1,767,746                 1,923,111
      Selling expenses                                                  1,530,694                 1,622,313
                                                                        ---------               -----------

          Total costs and expenses                                     16,972,009                19,754,128
                                                                       ----------               -----------

          Operating income                                              2,587,897                 1,494,322
                                                                        ---------               -----------

OTHER INCOME (EXPENSE):
      Interest income                                                     445,808                   273,930
      Interest expense                                                   (339,335)                 (220,501)
      Other income and expense                                            120,779                   350,497
                                                                          -------               -----------

          Total other income (expense)                                    227,252                   403,926
                                                                          -------               -----------

          Income before income taxes                                    2,815,149                 1,898,248

Provision for income taxes                                              1,296,000                   912,000
                                                                        ---------               -----------


      Net income                                                      $ 1,519,149                $  986,248
                                                                      ===========               ===========

Earnings per share:
          Net income                                                  $       .28                $      .18
                                                                      ===========                ==========

Weighted average number of common shares outstanding                    5,353,851                 5,517,245
                                                                      ===========                ==========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                       September 30, 1997      September 30, 1996
                                                                       ------------------      ------------------
REVENUES:
      Net sales                                                           $43,312,206            $45,465,910
      Rental revenues from real estate operations                          17,978,497             18,309,379
                                                                           ----------             ----------

      Total revenues                                                       61,290,703             63,775,289
                                                                           ----------             ----------

COSTS AND EXPENSES:
      Costs of sales                                                       31,747,415             35,438,022
      Real estate operations -
          Mortgage interest expense                                         2,335,656              2,878,948
          Depreciation expense                                              4,362,341              4,762,807
          Other operating expenses                                          5,016,537              6,023,164
      General and administrative expenses                                   5,672,808              6,428,323
      Selling expenses                                                      4,523,623              4,959,316
                                                                            ---------              ---------

          Total costs and expenses                                         53,658,380             60,490,580
                                                                           ----------             ----------

          Operating income                                                  7,632,323              3,284,709
                                                                            ---------              ---------

OTHER INCOME (EXPENSE):
      Interest income                                                       1,997,698                766,158
      Interest expense                                                     (1,226,224)              (781,762)
      Other income and expense                                              2,766,185              3,393,405
                                                                            ---------              ---------

          Total other income (expense)                                      3,537,659              3,377,801
                                                                            ---------              ---------

          Income before income taxes                                       11,169,982              6,662,510

Provision for income taxes                                                  5,026,000              2,830,000
                                                                            ---------              ---------

       Net income                                                          $6,143,982             $3,832,510
                                                                           ==========             ==========

Earnings per share:
          Net income                                                       $     1.15             $      .69
                                                                           ==========             ==========

Weighted average number of common shares outstanding                        5,345,476              5,546,888
                                                                           ==========             ==========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                              1997                        1996
                                                                           -----------                 -----------
Cash Flows From Operating Activities:
      Net income                                                           $6,143,982                  $3,832,510
                                                                           ----------                  ----------
      Adjustments to reconcile net income to net cash
            provided by operating activities:
      Depreciation and amortization                                         5,374,377                   5,989,480
      Loss from equity investments                                            238,155                           -
      Changes in assets and liabilities (A)                                 9,257,622                   2,366,499
                                                                            ---------                   ---------

            Total adjustments                                              14,870,154                   8,355,979
                                                                           ----------                   ---------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                 21,014,136                  12,188,489
                                                                           ----------                  ----------

Cash Flows from Investing Activities:
            Purchase of marketable securities                                       -                    (101,962)
            Investment in and advances to joint venture                    (5,526,494)                          -
            Acquisition of property, plant and equipment                     (548,216)                   (544,506)
                                                                             ---------                   ---------

                 NET CASH USED IN INVESTING ACTIVITIES                     (6,074,710)                   (646,468)
                                                                           -----------                   ---------

Cash Flows from Financing Activities:
            Principal payments on mortgage commitments, notes and loans    (6,554,297)                 (9,467,664)
            Net borrowings under credit facility                           (7,320,000)                   (685,000)
            Purchase and retirement of common shares                         (665,927)                 (2,858,450)
            Proceeds from exercise of stock options                            59,502                     906,250
                                                                           ----------                 -----------

                 NET CASH USED IN FINANCING ACTIVITIES                    (14,480,722)                (12,104,864)
                                                                           ------------               ------------

Net increase (decrease) in cash and cash equivalents                          458,704                    (562,843)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,177,878                   3,527,925
                                                                            ---------                   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $3,636,582                  $2,965,082
                                                                           ==========                  ==========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Continued)
                                   (UNAUDITED)

                                                      1997            1996
                                                     -----            -----
Supplemental Disclosures of Cash Flow
     Information:
            Cash Paid During the Period For:
                  Interest                          $3,757,000      $3,802,000
                  Taxes                              2,300,000         897,000
                                                    ===========     ==========


Supplemental Schedule of Noncash Investing
     and Financing Activities:
            Noncash Investing Activities:
                  Capital Lease Obligations          $511,000               -
                                                    ==========

                  (A) Changes in assets and liabilities for the nine months ended September 30, 1997 and 1996, are as follows:

Decrease in notes and accounts receivable, net      $4,834,456      $1,099,155
Decrease (increase) in inventories                     848,216        (703,615)
Decrease (increase) in prepaid expenses
     and other current assets                           77,250          (2,237)
Increase in deferred income taxes                     (870,391)       (801,614)
Decrease in real property held for rental, net       3,066,951       2,613,468
Decrease (increase) in noncurrent notes receivable  (1,510,039)          1,524
Increase in other assets                               (68,110)       (932,156)
Decrease in accounts payable and
     accrued liabilities                              (373,970)     (1,257,335)
Increase in income taxes payable                     3,525,597       2,067,527
Increase (decrease) in other long-term liabilities    (272,338)        281,782
                                                    -----------     -----------

            Total                                   $9,257,622      $2,366,499
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

INVENTORIES

The components of inventory are as follows:

                              September 30, 1997       December 31, 1996
                              ------------------       -----------------

Raw materials                  $3,553,424                 $3,893,865
Work in process                 1,709,030                  2,126,849
Finished goods                  1,742,559                  1,832,515
                               ----------                 ----------
                               $7,005,013                 $7,853,229
                               ==========                 ==========

CONTINGENCIES

         The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

         The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant estimate that under the most probable remediation scenario, the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

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

         At September 30, 1997 and December 31, 1996, a total of $2.9 million in anticipated insurance recoveries was recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at September 30, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

                                  Three Months Ended September 30     Nine Months ended September 30
                                  --------------------------------    ------------------------------
                                     1997             1996              1997             1996
                                     ----             ----              ----             ----
Primary EPS, as reported             $.28             $ .18             $1.15            $ .69
Pro Forma Basic EPS                  $.29             $ .18             $1.16            $ .69

Fully Diluted EPS, as reported       $.28             $ .18             $1.14            $ .69
Pro Forma Diluted EPS                $.28             $ .18             $1.15            $ .69


CREDIT FACILITY

         Effective September 30, 1997, the Registrant amended its existing Revolving Credit Agreement ("Credit Agreement") with two banks to provide for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver") and converted $7 million of amounts outstanding under the Revolver to borrowings under the Term Loan. Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At September 30, 1997 the Registrant's eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement also contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000, with final payment on September 30, 2002. Effective September 30, 1997, the Registrant entered into an interest-rate swap agreement to effectively convert its floating rate term loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Registrant agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Revenues for the three month period ended September 30, 1997 were $19,560,000 versus $21,248,000 during the comparable period in 1996. Net income for the third quarter of 1997 was $1,519,000 or $.28 per share as compared to $986,000 or $.18 per share during the comparable 1996 period.

         Revenues for the nine month period ended September 30, 1997 were $61,291,000 versus $63,775,000 during the comparable period in 1996. Net income for the period was $6,144,000 or $1.15 per share as compared to net income of $3,833,000 or $.69 per share for the same period in 1996.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations decreased 9% and 2%, respectively, for the three month and nine month periods ended September 30, 1997 as compared to the comparable periods in 1996. These decreases are primarily attributable to revenues associated with properties sold in the current and prior year for significant gains.

         Mortgage interest expense decreased $198,000 or 21% during the current quarter and $543,000 or 19% during the nine month period ended September 30, 1997, versus such expense of the corresponding periods in 1996. These decreases result from continuing mortgage amortization which approximated $6.1 million during the last 12 months, including repayments associated with properties sold during the period.

         Depreciation expense associated with rental properties decreased $75,000 or 5% during the three month period ended September 30, 1997 and $400,000 or 8%, during the first nine months of 1997 as compared to such costs during the corresponding periods of 1996. These decreases are primarily due to the impact of properties sold in 1996.

         Operating expenses associated with the management of real estate properties decreased $274,000 or 13% during the current quarter and $1,007,000 or 17% during the nine month period ending September 30, 1997 as compared to the same periods in 1996. The implementation of certain capital improvements in 1996 and the timing of certain maintenance projects contributed to these reductions.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:

                               Three Months                 Nine Months
                             Ended September 30,        Ended September 30,
                             -------------------        -------------------

(In thousands)                1997       1996           1997         1996
                              ----       ----           ----         ----

Net Sales                    $8,488    $ 10,336        $ 27,692     $32,369
                             ======    ========        ========     =======

Cost of Sales                $6,020    $  7,617        $ 19,919     $23,962
                             ======    ========        ========     =======

Selling, General and
 Administrative Expenses     $1,695    $  1,858        $  5,271     $ 5,580
                             ======    ========        ========     =======

Income from Operations       $  773    $    861        $  2,502     $ 2,827
                             =======   ========        ========     =======



         Net sales of the engineered products segment decreased $1,848,000 and $4,677,000, respectively for the three and nine month periods ended September 30, 1997 versus such results of the corresponding prior year periods. These decreases from the prior year's record revenues are primarily the result of increased price competition and declining worldwide automotive sales.

         Cost of sales as a percentage of net sales decreased by approximately 3% and 2% for the three and nine month periods ended September 30, 1997, respectively, versus the corresponding periods in 1996. These decreases were due to continued management focus on cost containment as well as product mix.

         Selling, general and administrative expenses of the engineered products segment decreased $163,000 and $309,000, respectively, during the quarter and nine month periods ended September 30, 1997 versus such costs of the comparable 1996 periods. These reductions are principally due to reduced selling expenses, primarily salary and salary related expenses.

ANTENNA SYSTEMS

         The operating results of the antenna systems segment are as follows:

                                   Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                 -------------------      -------------------

(In thousands)                     1997      1996         1997       1996
                                   ----      ----         ----       ----

Net Sales                         $5,182    $ 4,430     $15,620     $ 13,097
                                  ======    =======     =======     ========

Cost of Sales                     $3,605    $ 3,997     $11,829     $ 11,476
                                  ======    =======     =======     ========

Selling, General and
  Administrative Expenses         $1,135   $  1,193    $  3,264     $  3,653
                                  ======   ========    ========     ========

Income (Loss) from Operations     $  442  ($    760)   $    527    ($  2,032)
                                  ======= ==========   =========   ==========

         Net sales of the antenna systems segment increased $752,000 or 17% during the third quarter and $2,523,000 or 19% for the nine month period ended September 30, 1997 versus such sales generated during the respective 1996 periods. The 1996 sales levels were the result of significant operational problems that included manufacturing output well below planned levels in spite of available backlog to ship. Actions initiated by senior management in 1996 increased the sales volume in the second half of 1996 to a level consistent with the nine months ended September 30, 1997.

         Cost of sales as a percentage of net sales decreased 21% and 12%, respectively, during the three and nine month periods ended September 30, 1997 from the corresponding 1996 periods principally due to the continued increase in productivity associated with higher shipment levels.

         Selling, general and administrative costs of the antenna systems segment decreased approximately $58,000 and $389,000, respectively, during the current quarter and year-to-date periods ended September 30, 1997, versus that of the corresponding prior year periods. This reduction is principally due to reduced salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses not associated with the manufacturing operations decreased by $26,000 and $495,000 for the three and nine month periods ended September 30, 1997, respectively versus that of the same periods in 1996 principally due to lower salary and related expenses.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income are as follows:

                                               Three Months                Nine Months
                                            Ended September 30,         Ended September 30,
                                            -------------------         -------------------
                                           1997           1996          1997          1996
                                         ---------      --------      ----------    ----------

Gain on sale of real estate assets        $144,614      $341,590      $2,966,014    $3,954,439

Loss from equity investments               (25,650)            -        (238,155)            -

Other                                        1,815         8,907          38,326      (561,034)
                                          --------      --------      ----------    -----------

                                          $120,779      $350,497      $2,766,185    $3,393,405
                                          ========      ========      ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997 the Registrant's current liabilities exceeded current assets by approximately $8.9 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties. Management is confident that through cash flow generated from operations, together with borrowings available under the line of credit discussed below and the sale of select assets, all obligations will be satisfied as they become due.

         Effective September 30, 1997, the Registrant amended its existing Revolving Credit Agreement ("Credit Agreement") with two banks to provide for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver") and converted $7 million of amounts outstanding under the Revolver to borrowings under the Term Loan. Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At September 30, 1997 the Registrant's eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement also contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). Borrowings under the Revolver, at the Registrant's option, bear interest at Prime or LIBOR plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000, with final payment on September 30, 2002. Effective September 30, 1997, the Registrant entered into an interest-rate swap agreement to effectively convert its floating rate term loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Registrant agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements. At September 30, 1997, approximately $34.5 million was available to be borrowed under the Revolver.

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

         At September 30, 1997 and December 31, 1996 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at September 30, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

BUSINESS TRENDS

         Total revenues of the Registrant decreased $2,485,000 or 4% for the first nine months of 1997 versus such results of the comparable 1996 period. Net income for the first nine months of 1997 was $6,144,000 or $1.15 per share versus $3,833,000 or $.69 per share during the same period in 1996. The increase in net income is primarily attributable to the registrant's real estate operations and to a significant turnaround in the antenna systems segment.

         The results of the Registrant's real estate operations reflect a 2% decrease in revenues for the first nine months of 1997, primarily as a result of revenues associated with properties sold in 1996. Operating profit of this segment for the nine months ended September 30, 1997 increased $1,620,000 or 35% over the prior year. This segment was favorably impacted by a 19% reduction in mortgage interest expense resulting from the repayment of $6.1 million in mortgage indebtedness during the last 12 months. Continuing mortgage amortization will continue to have a favorable impact on these operations and will reduce current mortgage obligations to virtually zero in less than nine years.

         The results of the Registrant's engineered products segment reflect a 14% decrease in revenues during the first nine months of 1997 versus comparable 1996 results. With the continued decrease in world wide automobile sales, management is focused on new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. Operating profits as a percentage of sales for the nine months ended September 30, 1997 increased over the prior year principally due to an ongoing emphasis on cost reductions and productivity improvements.

         The results of the Registrant's antenna systems segment reflect a significant turnaround from the prior year, which is primarily attributable to increased sales levels and to actions taken by senior management in 1996.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, competition, potential technology changes and potential changes in customer spending and purchasing policies and procedures. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ROSATELLI VS. UNITED CAPITAL CORP., ET AL.

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

                                 UNITED CAPITAL CORP.

Dated:  November 14, 1997        By: /s/ Anthony J. Miceli
                                     ---------------------
                                     Anthony J. Miceli
                                     Vice President, Chief Financial Officer and
                                     Secretary of the Registrant