Form 10-K
period 1997-12-31
UNITED CAPITAL CORP /DE/
filed 1998-03-16
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended             DECEMBER 31, 1997
                         -------------------------------------------------------
                                       or
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  TO
                              --------------------------------------------------
Commission file number                1-10104
                     -----------------------------------------------------------

                              UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       04-2294493
--------------------------------------        ----------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                        Identification Number)

     9 PARK PLACE, GREAT NECK, NEW YORK                     11021
-------------------------------------------   ----------------------------------
   (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:    (516) 466-6464
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
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

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  Registrant  as  of  March  5,  1998  was   approximately
$41,138,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of March 5, 1998 was 5,248,347.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

United Capital Corp. (the "Registrant"), incorporated in 1980 in the State of Delaware, currently has two industry segments:

1.       Real Estate Investment and Management.

2.       Manufacture and Sale of Engineered Products.

The Registrant also invests excess available cash in marketable securities and other financial instruments.

On November 20, 1997, the Registrant signed a definitive agreement to sell the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems Inc. ("AIL") for $16 million in cash. On January 2, 1998 the sale was completed and will result in a pretax gain of approximately $9 million and have an estimated $.92 per share effect on earnings on an after tax basis in the first quarter of 1998. The net assets and operating results of D&M are presented in the accompanying consolidated financial statement as a discontinued operation. (See
Note 2 to Consolidated Financial Statements "Disposal of Operating Companies".)

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

The Registrant also manufactures transformer products which are marketed under several brand names including AFP Transformers, Field Transformer, ISOREG and EPOXYCAST for a wide variety of industrial and research applications including machine power transformers, rectifier and inverter transformers and transformers for heating.

Sales by the Engineered Products segment to its three largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 39% of the segment's sales for 1997. During 1996 sales to its three largest customers accounted for approximately 40% of the segment's sales.

         SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues, operating income and identifiable assets of each continuing business segment of the Registrant for 1997, 1996 and 1995.

                                                                  1997            1996            1995
                                                               ------------    ------------    ------------
                                                                             (in thousands)
REAL ESTATE INVESTMENT AND MANAGEMENT-

Rental revenues                                                   $24,042         $23,936         $22,652
                                                               ============    ============    ============

Operating income                                                   $7,718          $6,195          $5,003
                                                               ============    ============    ============

Identifiable assets                                               $95,080         $99,292         $92,328
                                                               ============    ============    ============
ENGINEERED PRODUCTS-

Net sales                                                         $36,204         $42,055         $41,688
                                                               ============    ============    ============

Operating income                                                   $3,419          $3,792          $3,779
                                                               ============    ============    ============

Identifiable assets                                               $11,432         $12,174         $12,955
                                                               ============    ============    ============

         DISTRIBUTION

The Registrant's  manufactured  products are distributed by a direct sales force
and  through   distributors  to  industrial  consumers  and  original  equipment manufacturers.

         PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The Registrant's products are manufactured at its own facilities. The Registrant purchases raw materials from a wide range of suppliers of such materials. Most raw materials purchased by the Registrant are available from several suppliers. The Registrant has not had and does not expect to have any problems fulfilling its raw material requirements during 1998.

         PATENTS AND TRADEMARKS

The Registrant owns several patents, patent licenses and trademarks. While the Registrant considers that in the aggregate its patents and trademarks used in the engineered products operations are significant to this segment, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of such patents or trademarks would materially affect its consolidated financial condition or results of operations.

         EMPLOYEES

At March 5, 1998, the Registrant employed approximately 319 persons. Certain of the Registrant's employees are represented by unions. The Registrant believes that its relationships with its employees are good.

         COMPETITION

The Registrant competes with at least 21 other companies in the sale of engineered products. The Registrant stresses product performance and service in connection with the sale of these products. The principal competition faced by the Registrant results from the sales price of the products sold by its competitors.

         BACKLOG

The dollar value of unfilled orders of the Registrant's engineered products segment was approximately $2.2 million at December 31, 1997 and 1996. It is anticipated that substantially all such 1997 backlog will be filled in 1998. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

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

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000 including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

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

At December 31, 1997 and 1996 a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements, and is included in other assets. Additionally, in 1995 the Company received $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 19 to Consolidated Financial Statements, "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

ITEM 2.       PROPERTIES

REAL PROPERTY HELD FOR RENTAL

As of March 5, 1998 the Registrant owned 224 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Registrant's classification and gross carrying value of its properties at December 31, 1997 are as follows (in thousands, except number of property amounts):


                                                                 Gross Carrying                            Number of
                  Description                                         Value           Percentage           Properties
                  -----------                                    ----------------   ----------------    -----------------

         Shopping centers and retail outlets                            $71,223            57.3%                 31
         Commercial properties                                           31,276            25.2%                136
         Day-care centers and offices                                     7,561             6.1%                 12
         Hotel properties                                                 2,916             2.3%                  2
         Other                                                           11,370             9.1%                 44
                                                                 ----------------     ------------           --------
                         Total                                         $124,346           100.0%                225
                                                                 ================     ============           ========

         SHOPPING CENTERS AND RETAIL OUTLETS

Shopping centers and retail outlets include 21 department stores and other properties which are primarily leased under net leases. Taxes, maintenance of the properties and all other expenses are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 11 K-Mart stores, three Macy's stores, one IKEA store and one
Office Depot with a total of approximately 1,064,000, 538,000, 160,000 and 111,000 square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Macy's and IKEA stores are primarily located in the Pacific Coast and Southwest regions of the United States.

         COMMERCIAL PROPERTIES

Commercial properties consist of properties leased as 93 restaurants, 27 Midas Muffler Shops, three convenience stores, seven office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 93 restaurants, located throughout the United States, include properties leased as Boston Market, Roy Rogers, Pizza Hut, Hardee's, Wendy's and Kentucky Fried Chicken. Included in commercial properties is the 90,000 square foot facility previously utilized in the Registrant's D&M business. This facility was retained by the Registrant and transferred to real property held for rental.

         DAY-CARE CENTERS AND OFFICES

The 10 day-care centers and two offices, which are located in New York City, are leased to the City of New York. The Registrant has negotiated with the City of New York to extend, on a long-term basis, all 12 of these leases.

         HOTEL PROPERTIES

The Registrant's two hotel properties are located in Georgia and California which are managed through a local on-site management company that is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1997 (in thousands, except number of property amounts):

                                                                                            Gross
                                                                     Number of            Carrying
                                                                     Properties             Value
                                                                   ---------------    ------------------
         Northeast                                                       116                   $35,956
         Southeast                                                        41                    24,305
         Midwest                                                          41                    27,314
         Southwest                                                         9                     9,811
         Pacific Coast                                                     7                    21,581
         Pacific Northwest                                                 6                     2,098
         Rocky Mountain                                                    5                     3,281
                                                                     ---------        ------------------
                                                                         225                  $124,346
                                                                     =========        ==================

         MANUFACTURING FACILITIES

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

In June 1995, the court dismissed, without prejudice, the New Durham site from this action. The court ruled that without a governmental directive to remediate the site no third-party liability exists and accordingly no coverage is available under the policies. The Registrant appealed the decision to the New Jersey Appellate Division which heard the case in February 1996. In April 1996, the Appellate Division issued a published ruling in favor of the Registrant reinstating the action as to the general liability insurance policies regarding both sites and remanded to the trial court to determine whether the umbrella and excess insurance policies should be similarly reinstated as to the New Durham Road site. In November 1996, the umbrella and excess insurance companies once again moved to dismiss the New Durham site. The motion to dismiss was argued and denied by the trial court on January 24, 1997. Pretrial discovery is not yet complete. The Registrant intends to continue to vigorously pursue this action.

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

                                         High             Low
                                     -------------    -------------

1997            First quarter          $12-7/8          $8-3/8
----            Second quarter          20-1/2          12-5/8
                Third quarter           17-5/8          15
                Fourth quarter          29              17-1/8

1996            First quarter           $7-3/8          $6-1/2
----            Second quarter           8-3/4           7-1/8
                Third quarter           10               7-1/2
                Fourth quarter           9-5/8           8-1/2

As of March 5, 1998, there were approximately 527 record holders of the Registrant's Common Stock. The closing sales price for the Registrant's Common Stock on such date was $23 5/8. The Registrant has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Registrant's Board of Directors, however in view of potential working capital needs and in order to finance future growth and as a result of certain restrictions in the Registrant's Credit Agreement, it is unlikely that the Registrant will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

                                                 1997             1996            1995            1994            1993
                                             --------------    ------------    ------------    ------------    ------------
                                                                (in thousands except per share amounts)

Total revenues (1)                                $60,246           $65,991         $64,340       $57,499          $48,458
                                             ==============    ============    ============    ============    ============

Income from continuing operations                  $7,465            $6,634          $3,910        $4,158           $3,565
                                             ==============    ============    ============    ============    ============
Income from continuing operations
   per common share basic (2)                       $1.41             $1.21            $.67          $.68             $.58
                                             ==============    ============    ============    ============    ============

Total assets, end of year                        $113,353          $116,761        $110,366      $120,404         $107,345
Total liabilities, end of year                     75,873            87,186          84,137        87,623           77,167
Stockholders' equity, end of year                  37,480            29,575          26,229        32,781           30,178
                                             ==============    ============    ============    ============    ============

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Certain reclassifications have been reflected in the financial data to conform prior years' data to the current classifications.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see Notes To Consolidated Financial Statements beginning on page F-8.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1997 AND 1996

         GENERAL

The following discussion of the Registrant's financial condition and results of operations should be read in conjunction with the description of the Registrant's business and properties contained in Items 1 and 2 of Part I and the consolidated financial statements and notes thereto, included elsewhere in this report.

Total revenues generated by the Registrant during 1997 were $60.2 million a decrease of $5.8 million from total 1996 revenues of $66 million. Income from continuing operations for the period was $7.5 million or $1.41 per share as compared to income from continuing operations of $6.6 million or $1.21 per share for 1996. Income from discontinued operations for 1997 was $1 million or $.19 per share versus a loss of ($797,000) or ($.15) per share in 1996. Net income increased to $8.5 million or $1.60 per share in 1997 versus $5.8 million or $1.06 per share in 1996.

        REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1997 increased $106,000 or less than 1% over those of the prior year. Revenues from new property additions and a one-time adjustment for percentage rents on certain properties offset the reduction in revenues resulting from properties sold.

Mortgage interest expense for 1997 decreased by $613,000 as compared to such expense incurred during 1996. This decrease of 17% results from the continuing amortization of mortgages which approximated $5.1 million during the current year, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $521,000 or approximately 8% from such expense incurred in the preceding year. This decrease is primarily attributable to properties sold in 1997 and 1996.

Other operating expenses associated with the management of real properties decreased approximately $283,000 during 1997 versus such expenses incurred in 1996. This decrease is primarily attributable to costs associated with properties sold, reductions in legal expenses from the prior year, and to certain cost reductions and capital improvements implemented in 1996.

        ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31 follows-

                                                                   1997            1996
                                                               -------------    ------------
                                                                      (in thousands)

           Net sales                                              $36,204          $42,055
                                                               =============    ============

           Cost of sales                                          $25,972          $30,891
                                                               =============    ============

           Selling, general and administrative expenses            $6,813           $7,372
                                                               =============    ============

           Income from operations                                  $3,419           $3,792
                                                               =============    ============

Net sales of the engineered products segment were $36.2 million, a decrease of $5.9 million versus such sales in 1996. This decrease resulted primarily from increased price competition and declining worldwide automotive sales. This group is continuing to pursue new revenue opportunities including new geographical markets for its existing products as well as new applications for its core technologies.

Cost of sales as a percentage of net sales decreased approximately 2% between 1997 and 1996. This decline is primarily due to continued management focus on cost containment as well as product mix.

Selling, general and administrative expenses ("SG&A") of the engineered products segment decreased $559,000 or 8% during 1997, as compared to such costs in 1996. While sales decreased approximately 14% in 1997 as compared to 1996, the 8% decline in selling, general and administrative expenses reflects management's commitment to increasing sales in this segment.

        GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased approximately $595,000 during 1997 as compared to such expenses incurred in the preceding year. This decrease is primarily due to lower compensation and related expenses.

        OTHER INCOME AND EXPENSE, NET

Other income and expense, net for 1997 decreased approximately $1.5 million from $4.8 million in 1996 to $3.3 million in 1997. The decrease is principally due to a non-recurring gain of $1.4 million in 1996 resulting from the settlement of all claims from an investment that was principally written off in 1990 and a reduction in gains on the sale of real estate properties of approximately $438,000 partially offset by a reduction of other net expenses.

        RESULTS OF OPERATIONS 1996 AND 1995

Total revenues generated by the Registrant during 1996 were $66 million, an increase of $1.7 million from total 1995 revenues of $64.3 million. Income from continuing operations for the period was $6.6 million or $1.21 per share as compared to income from continuing operations of $3.9 million or $.67 per share for 1995. Net loss in 1995 was ($1.9 million) or ($.33) per share as this period included losses from the Registrant's discontinued resilient vinyl flooring operations, the write-off of its investment in Kentile, Inc. and losses from the Registrant's discontinued Antenna Systems segment. See Note 2 to Consolidated Financial Statements, "Disposal of Operating Companies."

        REAL ESTATE OPERATIONS

Rental revenues from real estate operations during 1996 increased $1.3 million or 6% over those of the prior year primarily as a result of additional revenues related to existing real estate properties and 1995 property acquisitions.

Mortgage interest expense for 1996 decreased by $747,000 as compared to such expense incurred during 1995. This decrease of 17% results from the continuing amortization of mortgages which approximated $9.4 million during 1996, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $74,000 or approximately 1% from such expense incurred in 1995. This decrease is primarily attributable to properties sold in 1996 and 1995.

Other operating expenses associated with the management of real properties increased approximately $1.6 million during 1996 versus such expenses incurred in 1995. This increase primarily results from the operating costs of additional properties added by the Registrant in 1996, the reclassification of prior manufacturing facilities to real property held for rental and operating costs associated with existing real estate properties.

        ENGINEERED PRODUCTS

The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31, 1996 and 1995 are as follows-

                                                                 1996               1995
                                                             --------------     --------------
                                                                      (in thousands)

           Net sales                                            $42,055            $41,688
                                                             ==============     ==============

           Cost of sales                                        $30,891            $31,237
                                                             ==============     ==============

           Selling, general and administrative expenses          $7,372             $6,672
                                                             ==============     ==============

           Income from operations                                $3,792             $3,779
                                                             ==============     ==============

Net sales of the engineered products segment were $42.1 million, an increase of $367,000 versus such sales in 1995. This growth resulted primarily from increased transformer sales as sales of knitted wire products were consistent with 1995 levels.

Cost of sales as a percentage of net sales decreased approximately 1% between 1996 and 1995. This decline is primarily a result of the mix of product sales.

SG&A of the engineered products segment increased $701,000 or 11% during 1996, as compared to such costs in 1995. This increase primarily results from additional selling related expenses, principally salary and travel related expenses, associated with new product development and business development.

        GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses not associated with the manufacturing operations decreased approximately $158,000 during 1996 as compared to such expenses incurred in 1995. This decrease is primarily due to the reclassification, in the current year, of costs associated with prior manufacturing facilities to real estate operations. Such costs were included in general and administrative expenses during 1995.

        OTHER INCOME AND EXPENSE, NET

Other income and expense, net for 1996 of approximately $4.8 million is comprised of approximately $3.9 million in gains from the sales of real estate assets and approximately $1.4 million in settlement of all claims from an investment that was principally written off in 1990. These amounts were partially offset by $561,000 of miscellaneous other expense.

The 1995 components of other income and expense, net were as follows: $865,000 in gains from the sale of real estate assets, $230,000 from realized gains on the sale of marketable securities and approximately $550,000 in miscellaneous other income.

        LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Registrant's current liabilities exceeded current assets by approximately $4.6 million. This shortfall in working capital results from financing the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the benefit of a corresponding current asset for such properties.

On January 2, 1998, the Registrant sold its antenna business for $16 million in cash, resulting in a pretax gain of approximately $9 million or $.92 per share in the first quarter of 1998. Substantially all of the cash proceeds of this transaction are available for general corporate purposes. Additionally, effective September 30, 1997, the Registrant amended its January 15, 1997 Credit Agreement with two banks to provide for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver") and converted $7 million of amounts outstanding under the Revolver to borrowings under the Term Loan. Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At December 31, 1997 eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other then for real estate). The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined under the terms of the Credit Agreement. Borrowings under the Revolver, at the Registrant's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000, with a final payment on September 30, 2002. The Revolver expires on January 15, 2000. At December 31, 1997, approximately $4.6 million was outstanding under this facility, which was repaid on January 2, 1998. The Registrant was in compliance with all covenants.

Also, effective September 30, 1997, the Registrant entered into an interest-rate swap agreement to effectively convert its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Registrant agreed to exchange with the counterparty (a commercial bank ) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements. At December 31, 1997 approximately $40 million was available to be borrowed under the Revolver.

Management is confident that with the available cash resources discussed above and cash generated by operations, all obligations will be satisfied as they become due.

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

At December 31, 1997 and 1996 a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying Consolidated Financial Statements, and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance proceeds. The remaining balance of $2.9 million at December 31, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 19 to Consolidated

Financial Statements "Contingencies." Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from ongoing operations, additional borrowings on the Revolver and the proceeds from the sale of the antenna business. The primary source of capital to fund additional real estate acquisitions and to make additional high yield mortgage loans will come from the sale, financing and refinancing of the Registrant's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS

Total 1997 revenues of the Registrant decreased approximately $5.8 million from 1996 levels to $60.2 million. The reduction in revenues is attributable to revenue reductions in the engineered products segment as real estate operations posted an increase in revenues. Income from continuing operations increased to $7.5 million in 1997 from $6.6 million in 1996 principally due to an increase in operating profit of the Registrant's real estate operations and a reduction in general corporate expenses, partially offset by reduced operating profit in the engineered products segment resulting from the reduction in revenues, as well as a reduction in other income, net.

The results of the Registrant's real estate operations reflect an increase in operating profit of $1.5 million on a revenue increase of only $106,000.
Continuing lease renewals and mortgage amortization will continue to have a positive effect upon the revenues and operating profit of this segment.

Sales in the Registrant's engineered products segment decreased 14% in 1997 from 1996 record levels. These reductions are principally due to continued price competition and declining worldwide automotive sales. Sales in 1998 are anticipated to approximate 1997 levels due to increased competition in a number of markets for knitted wire product sales. Management continues to invest in new product development and in new markets for its products and believes there is future opportunity for growth in this segment.

YEAR 2000 CONVERSION

The Registrant currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Year 2000 issue is not anticipated to have a material impact on the Registrant's results of operations, financial position or its cash flows.

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

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Registrant for the 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Registrant for the 1998 Annual Meeting of Stockholders under the caption "Executive
Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Registrant for the 1998 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Registrant for the 1998 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 14, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       PAGE

         Report of Independent Public Accountants                       F-1
         Consolidated Balance Sheets as of December 31, 1997 and 1996   F-2
         Consolidated Statements of Operations for the Years            F-3
           Ended December 31, 1997, 1996 and 1995                       to F-4
         Consolidated Statements of Stockholders' Equity for            F-5
           the Years Ended December 31, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the                  F-6
           Years Ended December 31, 1997, 1996 and 1995                 to F-7
         Notes to Consolidated Financial Statements                     F-8
                                                                        to F-27
     (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II       --     Allowance for Doubtful Accounts       F-28
         Schedule III      --     Real Property Held for Rental and     F-29
                                   Accumulated Depreciation
         Schedule IV       --     Mortgage Loans on Real Estate         F-30

     (3) SUPPLEMENTARY DATA

         Quarterly Financial Data (Unaudited)                      F-31 to F-32

         Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1997.

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

                 *10.6   Revolving Credit Agreement dated as of January 15, 1997
and as amended September 29, 1997 and January 2, 1998, with the financial parties thereto.

                 *10.7   Stock Purchase Agreement, dated as of November 20, 1997
by and among AIL Systems Inc., United Capital Corp. and Metex Corporation.

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

                                            UNITED CAPITAL CORP.


Dated:  MARCH 5, 1998                       By: /S/ A.F. PETROCELLI
        -------------                           -------------------
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

Dated:  MARCH 5, 1998                        By: /S/ A.F. PETROCELLI
        -------------                            -------------------
                                                 A. F. Petrocelli
                                                 Chairman, President and
                                                 Chief Executive Officer

Dated:  MARCH 5, 1998                        By: /S/ HOWARD M. LORBER
        -------------                            --------------------
                                                 Howard M. Lorber
                                                 Director

Dated:  MARCH 5, 1998                        By: /S/ ANTHONY J. MICELI
        -------------                            ---------------------
                                                 Anthony J. Miceli
                                                 Chief Financial Officer,
                                                 Chief Accountant, Secretary and
                                                 Director

Dated:  MARCH 5, 1998                        By: /S/ ARNOLD S. PENNER
        -------------                            --------------------
                                                 Arnold S. Penner
                                                 Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
   and Stockholders of

                United Capital Corp.:

We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                          ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 17, 1998

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                             ASSETS                    1997                1996
                                             ------                  --------            --------
CURRENT ASSETS:
   Cash and cash equivalents                                         $  5,250            $  2,579
   Marketable securities                                                  355                 313
   Notes and accounts receivable, net of allowance for doubtful
     accounts of $326 and $377, respectively                           11,319              18,744
   Inventories                                                          3,693               4,352
   Deferred income taxes                                                1,219               1,355
   Net current assets of discontinued operations                        4,492               3,312
   Prepaid expenses and other current assets                              292                 706
                                                                     --------            --------
                Total current assets                                   26,620              31,361
                                                                     --------            --------
PROPERTY, PLANT AND EQUIPMENT, net                                      4,299               4,114

REAL PROPERTY HELD FOR RENTAL, net                                     58,578              65,689

NONCURRENT NOTES RECEIVABLE                                             7,356               5,932

DEFERRED INCOME TAXES                                                   2,966               1,886

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                        2,349               1,983

OTHER ASSETS                                                           11,185               5,796
                                                                     --------            --------
                Total assets                                         $113,353            $116,761
                                                                     ========            ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY                1997                1996
                   ------------------------------------              --------            --------
CURRENT LIABILITIES:
  Current maturities of long-term debt                               $  5,232            $  6,326
  Borrowings under credit facilities                                    6,000              10,031
  Accounts payable and accrued liabilities                             14,129              14,113
  Income taxes payable                                                  5,872               4,237
                                                                     --------            --------
              Total current liabilities                                31,233              34,707
LONG-TERM LIABILITIES:
  Borrowings under credit facilities                                    5,250               9,789
  Long-term debt                                                       26,560              31,670
  Other long-term liabilities                                          12,830              11,020
                                                                     --------            --------
              Total liabilities                                        75,873              87,186
                                                                     --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock $.10 par value, authorized 7,500 shares; issued and
    outstanding 5,286 and 5,346 shares, respectively                      528                 534
  Additional paid-in capital                                            6,819               7,416
  Retained earnings                                                    29,997              21,516
  Net unrealized gain on marketable securities, net of tax                136                 109
                                                                     --------            --------
              Total stockholders' equity                               37,480              29,575
                                                                     --------            --------
              Total liabilities and stockholders' equity             $113,353            $116,761
                                                                     ========            ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1997             1996           1995
                                                     -----------      ------------    -----------

REVENUES:
   Net sales                                           $36,204           $42,055        $41,688
   Rental revenues from real estate operations          24,042            23,936         22,652
                                                     -----------      ------------    -----------
                Total revenues                          60,246            65,991         64,340
                                                     -----------      ------------    -----------

COSTS AND EXPENSES:
   Cost of sales                                        25,972            30,891         31,237
   Real estate operations-
     Mortgage interest expense                           3,058             3,671          4,418
     Depreciation expense                                5,838             6,359          6,433
     Other operating expenses                            7,428             7,711          6,122
   General and administrative expenses                   5,038             5,798          6,534
   Selling expenses                                      4,104             4,498          3,896
                                                     -----------      ------------    -----------
                Total costs and expenses                51,438            58,928         58,640
                                                     -----------      ------------    -----------
                Operating income                         8,808             7,063          5,700
                                                     -----------      ------------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                       2,613             1,108            709
   Interest expense                                     (1,408)             (929)          (974)
   Other income and expense, net                         3,262             4,801          1,645
                                                     -----------      ------------    -----------
                Total other income                       4,467             4,980          1,380
                                                     -----------      ------------    -----------

   Income from continuing operations before
     income taxes                                       13,275            12,043          7,080
   Provision for income taxes                            5,810             5,409          3,170
                                                     -----------      ------------    -----------
   Income from continuing operations                     7,465             6,634          3,910
                                                     -----------      ------------    -----------

                                                                     1997                  1996                 1995
                                                                ---------------      -----------------    -----------------

DISCONTINUED OPERATIONS:
   Operating income (loss), net of tax (provision)
     benefit of ($635), $413 and $836, respectively                    $1,016                  ($797)             ($1,854)
   Provision for disposition, net of tax benefit
     of $2,040                                                              0                      0               (3,960)
                                                                ---------------      -----------------    -----------------

                Income (loss) from discontinued
                  operations                                            1,016                   (797)              (5,814)
                                                                ---------------      -----------------    -----------------

                Net income (loss)                                      $8,481                 $5,837              ($1,904)
                                                                ===============      =================    =================

BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                                    $1.41                 $1.21                 $.67
   Discontinued operations                                                .19                  (.15)               (1.00)
                                                                ---------------      -----------------    -----------------

                Net income (loss) per common share                      $1.60                 $1.06                ($.33)
                                                                ===============      =================    =================

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                                    $1.40                 $1.20                 $.66
   Discontinued operations                                                .19                  (.14)                (.98)
                                                                ---------------      -----------------    -----------------
                Net income (loss) per common share -
                  assuming dilution                                     $1.59                 $1.06                ($.32)
                                                                ===============      =================    =================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                                            Net
                                                                                                         Unrealized
                                                                                              Minimum     Gain on
                                         Common Stock Issued    Additional                    Pension    Marketable      Total
                                         -------------------      Paid-in      Retained      Liability,  Securities,  Stockholders'
                                         Shares       Amount      Capital      Earnings      Net of Tax  Net of Tax      Equity
                                         ------       ------     ---------     --------      ----------  ----------   -------------

BALANCE -- December 31, 1994             6,051        $ 605      $ 14,531      $ 17,583      $   0      $  62          $ 32,781

   Purchase and retirement
     of common shares                     (446)         (45)       (4,434)            0          0          0            (4,479)
   Proceeds from the
     exercise of stock
     options                                 1            1             3             0          0          0                 4
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                              0            0             0             0          0         (7)               (7)
   Change in minimum
     pension liability,
     net of tax                              0            0             0             0       (166)         0              (166)
   Net loss                                  0            0             0        (1,904)         0          0            (1,904)
                                        ------        -----      --------      --------      -----      -----          --------

BALANCE -- December 31, 1995             5,606          561        10,100        15,679       (166)        55            26,229
                                        ------        -----      --------      --------      -----      -----          --------

   Purchase and retirement
     of common shares                     (425)         (43)       (3,575)            0          0          0            (3,618)
   Proceeds from the
     exercise of stock
     options                               165           16           891             0          0          0               907
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                              0            0             0             0          0         54                54
   Change in minimum
     pension liability,
     net of tax                              0            0             0             0        166          0               166
   Net income                                0            0             0         5,837          0          0             5,837
                                        ------        -----      --------      --------      -----      -----          --------

BALANCE-- December 31, 1996              5,346          534         7,416        21,516          0        109            29,575
                                        ------        -----      --------      --------      -----      -----          --------

   Purchase and retirement
     of common shares                      (67)          (7)         (659)            0          0          0              (666)
   Proceeds from the
     exercise of stock
     options                                 7            1            62             0          0          0                63
   Change in net
     unrealized gain on
     marketable securities,
     net of tax                              0            0             0             0          0         27                27
   Net income                                0            0             0         8,481          0          0             8,481
                                        ------        -----      --------      --------      -----      -----          --------

BALANCE-- December 31, 1997              5,286        $ 528      $  6,819      $ 29,997      $   0      $ 136          $ 37,480
                                        ======        =====      ========      ========      =====      =====          ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                    1997            1996            1995
                                                                                -------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $8,481           $5,837          ($1,904)
                                                                                -------------    ------------    ------------

   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities-
       Depreciation and amortization                                                 6,657            7,246            7,413
       Disposal of discontinued operations                                               0                0            1,869
       Equity in net loss of affiliates                                                263                0                0
       Net realized gains on marketable securities                                       0                0             (230)
       Changes in assets and liabilities, net of effects from
         business disposals (A)                                                     11,313           (9,257)           5,641
                                                                                -------------    ------------    ------------

                Total adjustments                                                   18,233           (2,011)          14,693
                                                                                -------------    ------------    ------------

                Net cash provided by operating activities                           26,714            3,826           12,789
                                                                                -------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in and advances to affiliates                                        (5,395)               0                0
   Purchase of marketable securities                                                     0             (147)               0
   Proceeds from sale of marketable securities                                           0                0              729
   Acquisition of property, plant and equipment                                       (806)            (735)          (1,634)
   Investing activities of discontinued operations                                    (569)            (261)            (886)
                                                                                -------------    ------------    ------------

                Net cash used in investing activities                               (6,770)          (1,143)          (1,791)
                                                                                -------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
     and loans                                                                      (6,715)         (13,046)          (8,996)
   Proceeds from mortgage commitments, notes and loans                                   0            1,025            3,150
   Net borrowings under credit facilities                                           (8,570)          12,035            1,785
   Purchase and retirement of common shares                                           (666)          (3,618)          (4,479)
   Proceeds from the exercise of stock options                                          63              907                4
   Financing activities of discontinued operations                                  (1,385)            (582)            (631)
                                                                                -------------    ------------    ------------

                Net cash used in financing activities                              (17,273)          (3,279)          (9,167)
                                                                                -------------    ------------    ------------

                Net increase (decrease) in cash and
                  cash equivalents                                                   2,671             (596)           1,831

CASH AND CASH EQUIVALENTS, BEGINNING OF
   YEAR                                                                              2,579            3,175            1,344
                                                                                -------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $5,250           $2,579           $3,175
                                                                                =============    ============    ============

                                                                                    1997            1996            1995
                                                                                -------------    ------------    ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the year for-
       Interest                                                                     $4,832           $4,734           $5,253
       Taxes                                                                         3,655            2,876            1,874
                                                                                =============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Noncash Investing Activities-
       Capital Lease Obligations                                                      $511               $0               $0
                                                                                =============    ============    ============

             (A)   Changes in assets and liabilities for the
                   years ended  December 31, 1997,  1996 and
                   1995,   net  of  effects  from   business
                   disposals are as follows-

                                                                                    1997            1996            1995
                                                                                -------------    ------------    ------------

         Decrease (increase) in notes and accounts
           receivable, net                                                          $7,425          ($7,597)          ($659)
         Decrease (increase) in inventories                                            659              (77)          1,378
         Decrease (increase) in prepaid expenses and
           other current assets                                                        414             (173)          3,708
         Increase in deferred income taxes                                            (958)          (1,115)         (1,622)
         Decrease (increase) in real property held for
           rental, net                                                               1,275             (228)         (2,872)
         Increase in noncurrent notes receivable                                    (1,424)          (2,308)           (274)
         Decrease (increase) in other assets                                          (257)          (1,464)            192
         Increase (decrease) in accounts payable and
           accrued liabilities                                                          16             (665)          3,922
         Increase (decrease) in income taxes payable                                 1,635              557             (39)
         Increase in other long-term liabilities                                     1,810            3,184              73
         Discontinued operations - noncash charges and working
           capital changes                                                             718              629           1,834
                                                                                -------------    ------------    ------------
                Total                                                              $11,313          ($9,257)         $5,641
                                                                                =============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:

    NATURE OF BUSINESS-

       United  Capital  Corp.  (the   "Registrant")  and  its  subsidiaries  are
       currently engaged in the investment and management of real estate and in the manufacture and sale of engineered products.

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

       Sales are recorded when products are shipped to the customer.

    CASH AND CASH EQUIVALENTS-

       The Registrant considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

    MARKETABLE SECURITIES-

       All marketable debt and equity securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on securities available-for-sale are recorded net, as a separate component of stockholders' equity until realized. Management determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

    INVENTORIES-

       Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead. The first-in, first-out
       (FIFO) method is used to determine the cost of inventories.

       The components of inventory at December 31, are as follows-

                                                 1997           1996
                                              -----------    ------------

           Raw materials                         $1,959         $2,542
           Work in process                          265            397
           Finished goods                         1,469          1,413
                                              -----------    ------------

                                                 $3,693         $4,352
                                              ===========    ============

    DEPRECIATION AND AMORTIZATION-

       Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows-

           Real property held for rental-
              Buildings                                 5 to 39 years
              Equipment                                  5 to 7 years

           Property, plant and equipment-
              Buildings and improvements               18 to 20 years
              Machinery and equipment                   3 to 10 years

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

    RESEARCH AND DEVELOPMENT-

         The Registrant expenses research, development and product engineering costs as incurred. Approximately $77, $112 and $85 of such costs were incurred by the Registrant in 1997, 1996 and 1995, respectively.

    COMMON STOCK-BASED COMPENSATION-

         The Registrant accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

    NET INCOME (LOSS) PER COMMON SHARE-

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

    PRIOR YEAR FINANCIAL STATEMENTS-

         Certain amounts have been reclassified in the December 31, 1996 and 1995 financial statements and notes thereto to present them on a basis consistent with the current year.

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

    IMPAIRMENT OF LONG-LIVED ASSETS-

         During 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption thereof had no material effect on the Registrant's financial position or operating results.

    CHANGES IN ACCOUNTING POLICIES-

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Registrant is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Registrant's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that companies report information about operating segments in annual financial statements and requires that companies report selected information about operating segments in interim financial reports, based on the approach that management utilizes to organize the segments within the Registrant for management reporting and decision making. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Registrant is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Registrant's consolidated results of operations, financial position or cash flows.

(2) DISPOSAL OF OPERATING COMPANIES:

       On November 20, 1997, the Registrant signed a definitive agreement to sell the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems Inc. ("AIL") for $16 million in cash. On January 2, 1998 the sale was completed and will result in a pretax gain of approximately $9 million in the first quarter of 1998. The net assets and operating results of D&M are presented in the accompanying consolidated financial statements as a discontinued operation. At December 31, 1997, net current assets of discontinued operations consist primarily of inventory and accounts receivable, partially offset by accounts payable and accrued expenses. Net noncurrent assets of discontinued operations consists primarily of machinery and equipment. The Registrant retained D&M's 90,000 square foot manufacturing facility in Bohemia, New York, which has been reclassified to real property held for rental in the accompanying financial statements.

       In August 1995, the operations of the Registrant's Kentile Inc. ("Kentile") subsidiary ceased when its raw material stocks were exhausted resulting from an unwillingness of major trade suppliers of Kentile to extend further credit. In December 1995, the assets of Kentile were assigned for the benefit of creditors and are currently being liquidated. In connection with the write-off of the Registrant's investment in Kentile, a pretax charge of approximately $6 million, including estimated costs of disposition was recorded in 1995. Additional costs could be incurred by the Registrant as a result of this matter. Management will continue to monitor this situation closely, including the values received upon the disposition of the Kentile assets.

       In addition, the accompanying consolidated statements of operations include operating losses of Kentile during 1995, incurred prior to its closure, of approximately $2.3 million, on a pre-tax basis.

       Revenues applicable to discontinued operations, which includes $19,613 for Kentile in 1995, were $19,985 in 1997, $18,883 in 1996 and $39,920 in
       1995.

(3)  REAL PROPERTY HELD FOR RENTAL:

       The Registrant is the lessor of real estate under operating leases which expire in various years through 2078.

       The  following is a summary of real  property held for rental at December
       31-

                                                  1997             1996
                                               ------------    -------------

         Land                                     $14,075         $12,462
         Buildings                                110,271         114,414
                                               ------------    -------------

                                                  124,346         126,876

         Less- Accumulated depreciation           (65,768)        (61,187)
                                               ------------    -------------

                                                  $58,578         $65,689
                                               ============    =============

       As of December 31, 1997, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

         Year Ended December 31-
           1998                                                    $17,276
           1999                                                     16,209
           2000                                                     14,566
           2001                                                     12,873
           2002                                                     11,226
           Thereafter                                               54,822
                                                               -------------

         Total Minimum Future Rentals                             $126,972
                                                               =============

       Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of income from operations in 1997, 1996 and 1995 were approximately $1,603, $1,045 and $1,029, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment is principally used in the Registrant's manufacturing operations and consists of the following at December 31-

                                                     1997            1996
                                                 -----------     -----------

         Land                                          $37             $37
         Buildings and improvements                    963             894
         Machinery and equipment                     7,193           6,236
                                                 -----------     -----------

                                                     8,193           7,167

         Less- Accumulated depreciation             (3,894)         (3,053)
                                                 -----------     -----------

                                                    $4,299          $4,114
                                                 ===========     ===========

(5)  MARKETABLE SECURITIES:

       The aggregate market value of marketable securities, which are all equity securities and available-for-sale, was $355 and $313 at December 31, 1997 and 1996, respectively, while gross unrealized holding gains were $136 and $109 on a net of tax basis, respectively.

       There were no sales of marketable securities in 1997 or 1996. Proceeds from the sales of securities, which were designated as available-for-sale in all years presented and the resulting gross realized gains and losses included in the determination of net income for the year ended December 31, 1995 are as follows-

                                                           1995
                                                         ---------

         Proceeds                                           $729
                                                         =========

         Realized gains                                     $230
                                                         =========

         Realized losses                                      $0
                                                         =========

(6)  NOTES RECEIVABLE:

       Notes receivable consist of the following at December 31-
                                                     1997            1996
                                                 -----------     -----------

         High yield mortgage loans (a)              $3,226         $13,499
         Mortgage note receivable (b)                3,355               0
         Mortgage note receivable (c)                3,249           3,249
         Mortgage participation (d)                  1,147               0
         Mortgage notes receivable (e)                 633             665
         Due from related party (Note 14)              398             468
         Other                                         255             299
                                                 -----------     -----------

                                                    12,263          18,180
         Less- Current portion included in notes
           and accounts receivable                   4,907          12,248
                                                 -----------     -----------

                                                    $7,356          $5,932
                                                 ===========     ===========

         (a) In 1997, the Registrant participated in several high yield mortgage loans which in certain instances, may include related party participants (see Note 14). At December 31, 1997 there are four notes outstanding with balances ranging from $250 to $1,851, with varying terms maturing from March 1998 to December 1998. The notes are secured by a first or second mortgage lien on property which is generally fully leased with a substantial value-to-loan ratio. Management believes that sufficient collateral exists to satisfy the obligations. The notes are interest bearing and in most cases, the Registrant receives a commitment fee of 4%. The effective yields on these notes are approximately 18%. High yield mortgage loans at December 31, 1996 consisted of nine notes (see Note 14). Seven of these notes were fully satisfied in 1997 and two were extended to 1998.

         (b) In September 1997, the Registrant purchased a non performing mortgage secured by an office building in Great Neck, New York for $3.4 million. The mortgage note had a face amount outstanding of approximately $4.8 million and bears interest at approximately 10% per annum. Management believes that the fair value of the property exceeds the purchase price of the mortgage note. The Registrant has commenced foreclosure proceedings and expects to take title to the property unless the mortgage is fully satisfied.

         (c) In February 1994, the Registrant acquired the underlying mortgage secured by Kentile Floors Inc.'s South Plainfield, New Jersey facility for $2.25 million plus the assumption of certain liabilities in connection with operating and maintaining the property. The mortgage note has a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. Included in the carrying value of the mortgage note receivable are costs associated with readying the underlying property for rental. Management believes that the fair value of the property exceeds the carrying value of the mortgage note.

         (d) In October 1997, the Registrant, together with two unrelated participants, purchased an 8.5% interest ("the Participation") in a portfolio of mortgage loans secured by first liens on 17 multi-tenanted residential properties. At the time of the acquisition the portfolio had outstanding approximately $24.4 million in principal and stated interest rates ranging between 6.82% and 9.4%. The Participation, in which the Registrant holds a 78% interest, was purchased for $2 million and is subordinate to the interest of a bank who is the holder of the remaining balance of the portfolio, which had been recently acquired at a 4% discount to face value. In exchange for a 50% interest in the discount, upon collection, the holders of the Participation have agreed, in the event of default, to indemnify the bank for payments that come due on the underlying mortgages, as well as costs incurred in the event of foreclosure, up to a limit of $5 million. The underlying mortgages, which had an outstanding balance of approximately $18.1 million at December 31, 1997, are scheduled to mature at varying dates through November 1998 and are all expected to be satisfied through refinancings by such time.

         (e) As partial consideration in the sale of several properties, the Registrant received mortgage notes in the aggregate amount of $1.88 million. The notes, which are secured by the properties sold, bore interest in 1997 and 1996 at various rates ranging between 9% and 10.25% and bear interest in future periods at rates ranging between 9% and 11%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008.

                In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $799 and $849 at December 31, 1997 and 1996, respectively. The deferred gains are being recognized as income as payments are received under the note.

(7)  OTHER ASSETS:

       Other assets consist of the following at December 31-

                                                                 1997            1996
                                                               ----------    -------------
         Anticipated insurance recoveries (a)                    $2,893          $2,893
         Deposits                                                   638             851
         Pension (Note 17)                                          722             572
         Cash surrender value of life insurance policies, net       245             236
         Patents, net of accumulated amortization                   140             157
         Investments in and advances to affiliates (b)            1,510           1,307
         Lease financing (c)                                      4,907               0
         Other                                                      422             486
                                                               ----------    -------------
                                                                 11,477           6,502
         Less- Amounts included in prepaid expenses and
                  other current assets                              292             706
                                                               ----------    -------------
                           Total other assets                   $11,185          $5,796
                                                               ==========    =============

         (a) The Registrant has recorded the anticipated recoveries from its insurance carriers in connection with the environmental investigation and remediation costs to be incurred at two of its manufacturing sites in New Jersey. ( See Note 19, "Contingencies.")

         (b) Through its subsidiaries, the Registrant owns a 50% interest in Indian Creek Hotel, LLP, a Miami, Florida hotel operated as a Holiday Inn. The hotel began operations in January 1997 and the Registrant's share of losses incurred through December 31, 1997 was approximately $340, which have been recorded under the equity method of accounting in other income and expense (See Notes 14 and 16).

         (c) Lease financing consists of a 50% interest in Net Lease Management Partners, L.L.C., whose principal assets are two leveraged leases with Kmart Corporation. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease net of the related deferred tax liability in the years in which the investment is positive. The components of the net investment in the leveraged leases at December 31 consists of the following-

                                                   1997
                                                ------------

            Rentals receivable                    $97,630
            Residual values                        10,000
            Non recourse debt service             (75,470)
            Unearned income                       (27,253)
                                                ----------
                                                    4,907
            Less-  Deferred taxes arising
            from leveraged leases                     268
                                                ==========
                                                   $4,639
                                                ==========

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following at December 31-

                                                   1997            1996
                                                ----------      ------------

       Accounts payable                            $3,768           $4,296
       Accrued wages and benefits                   2,056            1,993
       Liabilities for discontinued operations      2,792            2,816
       Other accrued expenses                       5,513            5,008
                                                ----------      ------------

                                                  $14,129          $14,113
                                                ==========      ============

(9) LONG-TERM DEBT:

       Long-term debt consists of the following at December 31-

                                                  1997             1996
                                                --------        ----------

       First mortgages on real property (a)     $29,332            $34,366
       Second mortgages on real property (b)        273                316
       Loan payable to bank (c)                   1,733              2,363
       Capital lease obligation                     454                  0
       Loan payable to bank at 6.2%                   0                741
       Loan payable to bank at 6.3%                   0                208
       Other                                          0                  2
                                                ---------       -----------
                                                 31,792             37,996

       Less- Current maturities                   5,232              6,326
                                                ---------       -----------

                                                $26,560            $31,670
                                                =========       ===========

         (a) First mortgages bearing interest at rates ranging from 4% to 10.5% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from May 1998 through February 2010.

         (b) Second mortgages bearing interest at rates of approximately 10.125% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from October 2001 through November 2002.

         (c) In August 1995, the Registrant converted $3.15 million outstanding under its then existing revolving credit facility to a fixed rate note at 7.94% per annum. The note is due in 60 equal principal installments, together with accrued interest thereon, through September 2000. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. The Registrant was in compliance with all covenants.

         The approximate aggregate maturities of these obligations at December 31, 1997 are as follows-

                                                            Long-Term            Capital Lease
                                                              Debt                Obligation
                                                           ---------------    --------------------

           1998                                                 $5,141                 $124
           1999                                                  4,625                  124
           2000                                                  4,552                  124
           2001                                                  3,939                  124
           2002                                                  3,360                   40
         Thereafter                                              9,721                    0
                                                            -----------            ----------

         Total minimum payments                                $31,338                  536
                                                            ===========
         Less-  Amount representing interest                                             82
                                                                                   ----------

         Total present value of minimum lease payments                                  454

         Less-  Current portion                                                          91
                                                                                   ----------

         Total noncurrent portion                                                      $363
                                                                                   ==========

(10)   CREDIT FACILITIES:

         Effective September 30, 1997, the Registrant amended its January 15, 1997 Credit Agreement with two banks to provide for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver") and converted $7 million of amounts outstanding under the Revolver to borrowings under the Term Loan. Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At December 31, 1997 the Registrant's eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined under the terms of the Credit Agreement. Borrowings under the Revolver, at the registrant's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350 with final payment on

         September 30, 2002. The Revolver expires on January 15, 2000. At December 31, 1997 approximately $4.6 million was outstanding under the Revolver at Prime (8.5%) and $6,650 was outstanding on the Term Loan. Maturities under the Term Loan are $1.4 million per year for 1998 through 2001 and $1,050 in 2002. The Registrant was in compliance with all covenants. All amounts outstanding under the Revolver were paid in January 1998.

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

         At December 31, 1996, $19.8 million was outstanding at Prime (8.25%) under the Registrant's then existing unsecured line of credit arrangement with a bank. On January 15, 1997 borrowings under this facility were converted to borrowings under the Revolver portion of the Credit Agreement discussed above. At December 31, 1996, the Registrant classified approximately $9.8 million of borrowings under the Revolver portion of the Credit Agreement, discussed above, as long-term debt.

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Registrant has limited involvement with financial instruments and does not use them for trading purposes. The following methods and assumptions were used by the Registrant in estimating its fair value disclosures for financial instruments-

           The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and accounts receivable approximate their fair value.

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

           Carrying amounts of borrowings under the revolving credit facilities approximate their fair value. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Registrant's existing debt arrangements. The fair value of long-term debt at December 31, 1997 and 1996 was approximately $32.2 and $38.2 million respectively, while the carrying value was $31.8 and $37.9 million for the same periods.

           The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 1997, the fair value of the swap was estimated at ($63).

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

           At December 31, 1997, there were 262,130 and 216,751 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1996, 118,367 and 51,061 options were outstanding under the Joint Plan and Incentive Plan, respectively.

           In addition to options outstanding under the Joint Plan and Incentive Plan, at December 31, 1995 there were 180,000 options outstanding at $5.50 per share. Such options were granted to Directors and certain officers of the Registrant at $5.50 per share, which price was equal to the market value per share on the date of grant. During 1996, all such options were exercised. Approximately $490 of compensation expense was recognized in 1996 resulting from the exercise and repurchase of such options by two Directors of the Registrant.

           A summary of the Registrant's stock options as of December 31, 1997, 1996 and 1995, and changes during the years then ended are summarized below-

                                                                   Weighted-
                                                                    Average
                                                   Shares        Exercise Price
                                                  -----------    ---------------


           Outstanding at December 31, 1994         349,110           $7.53

              Exercised                                (700)          $5.00
              Forfeited                              (3,484)         $10.51
                                                  ---------

           Outstanding at December 31, 1995         344,926           $7.51

              Granted                                20,000           $7.25
              Exercised                            (185,250)          $5.48
              Forfeited                             (10,248)          $7.49
                                                  ---------

           Outstanding at December 31, 1996         169,428           $9.45

              Granted                               319,381          $17.31
              Exercised                              (6,700)          $9.48
              Forfeited                              (3,228)         $10.88
                                                  =========
           Outstanding at December 31, 1997         478,881          $14.68
                                                  =========

         The following table summarizes information about options outstanding and exercisable at December 31, 1997-

                                Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------------    ----------------------------------
                                                 Weighted
                                                  Average               Weighted                               Weighted
                                                 Remaining              Average                                 Average
  Range of Exercise             Number           Contractual            Exercise             Number            Exercise
        Price                Outstanding            Life                 Price             Exercisable           Price
----------------------     -----------------    -----------------   -----------------    ----------------    --------------

  $5.00 - $7.25                   49,500          4.18 years               $5.91               49,500             $5.91
  $10.875 - $11.00               110,000          5.96 years              $11.00              110,000            $11.00
  $17.00 - $18.75                319,381          9.47 years              $17.31                    0                $0
                              -------------                                              ----------------
  $5.00 - $18.75                 478,881          8.11 years              $14.68              159,500             $9.42
                              =============                                              ================

         The Registrant applies APB No. 25 in accounting for stock-based compensation plans. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant of options awarded during 1997, as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123") proforma net income and net income per share (basic) would have been approximately $8,091 or $1.53 per share, respectively. Proforma compensation costs for the Registrant's stock option plans determined based on the fair value at the grant date for 1996 awards under those plans, consistent with the method of SFAS No. 123, were not material. There were no options granted in 1995. The SFAS No. 123 method of accounting has not been applied to periods prior to January 1, 1995 and the resulting proforma compensation expense may not be indicative of proforma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Registrant utilized the Black-Scholes option pricing model with the following assumptions for 1997 and 1996; risk free interest rates of 6.27% and 5.84%, respectively; no dividend yield; weighted average expected option lives of 5 years and 3 years, respectively, and expected volatility of 39% and 40%, respectively.

(13)   EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share-

                                                                      1997              1996              1995
                                                                   -----------       ------------      ------------
           Numerator-
             Income from continuing operations                        $7,465             $6,634           $3,910
                                                                   -----------       ------------      ------------

           Denominator-
             Denominator for basic earnings per
                share--weighted-average shares                         5,288              5,497            5,816
           Effect of dilutive securities-
             Employee stock options                                       51                 10               77
                                                                   -----------       ------------      ------------
           Denominator for diluted earnings per
              share-adjusted weighted-average shares
              and assumed conversions                                  5,339              5,507            5,893
                                                                   -----------       ------------      ------------

                                                                      1997              1996              1995
                                                                   -----------       ------------      ------------

           Basic earnings per share                                    $1.41              $1.21             $.67
                                                                   ===========       ============      ============

           Diluted earnings per share                                  $1.40              $1.20             $.66
                                                                   ===========       ============      ============

(14)   TRANSACTIONS WITH RELATED PARTIES:

         The Registrant has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two leveraged leases with Kmart. A group that includes the wife of the Board Chairman, two Directors of the Registrant and the wife of one of the Directors have an 8% interest in this entity (see Note 7).

         In September 1996, the Registrant purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. Through December 31, 1997, the Registrant has invested approximately $1,168 for its equity interest. In September 1996, the Registrant participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Registrant advanced approximately $683 in connection with this note. The remaining amounts were advanced by the following: a Director of the Registrant, $250; the wife of the Board Chairman, $1 million; an officer of the Registrant $100; and the balance by unrelated parties. All amounts invested in and advanced to the partnership by the Registrant have been classified as investments in and advances to affiliate and are included in other assets in the consolidated financial statements. The note bears interest at 14% per annum payable monthly and the participants also received a commitment fee of 4%. This note matured in September 1997 and was extended in accordance with original terms of the note, for one year, in consideration of a 4% commitment fee.

         In 1996 and 1997, in order to effectively manage the cost to the Registrant of the remediation efforts at Metex Corporation's ("Metex") two New Jersey facilities (see Note 19), the Registrant sold, in total, approximately a 4% interest for $40 in a subsidiary that manages the Registrant's environmental remediation efforts to an Officer and Director of the Registrant and other employees, as well as an interest to the Registrant's environmental consulting company. These shares contain certain restrictions on transfer and, under certain circumstances, are redeemable at the net book value of the subsidiary.

         In May 1995, the Registrant participated in a $4.5 million loan transaction secured by an assignment of a mortgage note covering a commercial office building in New York City. The Registrant advanced approximately $2.5 million in connection with this loan. The remaining amounts were advanced by the following: a Director of the Registrant, $500; the wife of the Board Chairman, $1.45 million; and the balance by unrelated parties. The note bore interest at 14% per annum, and was fully satisfied together with accrued interest in August 1996. The participants also received a commitment fee of 4% in connection with the loan. A Director of the Registrant was a shareholder of the borrower and also a guarantor under the note.

         The Registrant's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Registrant are directors. Fees paid for the management of these properties is based upon a percentage of revenue and were approximately $143, $159 and $120 for 1997, 1996 and 1995, respectively.

         During 1997 and 1996 the Registrant advanced, in the aggregate, $398 and $468, respectively, to the Board Chairman and $375 in 1997 to a Director and Officer of the Registrant. Such advances bore interest at the Registrant's borrowing rate under its revolving credit facility which was 8.5% and 8.25% at December 31, 1997 and 1996, respectively. Amounts outstanding at December 31, 1997 and 1996 of $398 and $468, respectively, together with accrued interest thereon were repaid in January 1998 and 1997, respectively.

(15)   INCOME TAXES:

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

         The components of the net deferred tax asset (liability) at December 31, follows-

                                                                   1997            1996
                                                                ------------    -----------
           Realization allowances related to
              accounts receivable and inventories                    $259            $217
           Net unrealized gain on marketable securities               (70)            (56)
           Basis differences relating to real
              property held for rental                              3,990           3,292
           Environmental accrual                                    2,380           2,380
           Insurance proceeds                                      (2,380)         (2,380)
           Accrued expenses, deductible when paid                   2,476           2,587
           Deferred revenue and profit (for tax purposes)             112            (163)
           Basis differences relating to business acquisitions     (1,859)         (1,859)
           Leveraged lease                                           (268)              0
           Property, plant and equipment                             (606)           (610)
           Pensions                                                   (49)           (200)
           Other, net                                                 200              33
                                                                ------------    -----------

                         Net deferred tax asset                     4,185           3,241

           Less- Current portion                                    1,219           1,355
                                                                ------------    -----------
                         Noncurrent portion                        $2,966          $1,886
                                                                ============    ===========

         Income  tax   provision   (benefit)   reflected  in  the   accompanying
         consolidated statements of operations for the years ended December 31, follows-

                                                           1997           1996           1995
                                                       ----------     -----------    ------------
           Current-
              Federal                                    $4,823          $4,589         $2,791
              State                                       1,860           1,838          1,224
           Deferred                                        (873)         (1,018)          (845)
                                                       ----------     -----------    ------------

                                                         $5,810          $5,409         $3,170
                                                       ==========     ===========    ============

         A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying consolidated statements of operations for the years ended December 31, follows-

                                                          1997           1996           1995
                                                       ----------     -----------    ------------
         Computed Federal income
           tax provision at statutory rates              $4,513          $4,094         $2,407
         State income taxes, net of
           Federal income tax benefit                     1,272           1,266            829
         Other, net                                          25              49            (66)
                                                       ----------     -----------    ------------

                                                         $5,810          $5,409         $3,170
                                                       ==========     ===========    ============

(16)   OTHER INCOME AND EXPENSE, NET:

         The components of other income and expense, net in the accompanying consolidated statements of operations for the years ended December 31, follows-

                                                          1997           1996           1995
                                                       -----------    -----------    ------------
           Gain on sales of real estate assets           $3,481          $3,919         $  865
           Net realized gains on marketable
              securities                                      0               0            230
           (Loss) income from equity investments (a)       (263)              0              4
           Settlement income (b)                              0           1,443              0
           Other, net (c)                                    44            (561)           546
                                                       -----------    -----------    ------------
                                                         $3,262          $4,801         $1,645
                                                       ===========    ===========    ============

         (a) Loss from equity investments principally represents the Registrant's share of losses incurred by Indian Creek Hotel, LLP (See Note 7), partially offset by nonrecurring cash distributions received by the Registrant in connection with interests held in certain real estate ventures which were acquired in the 1991 merger with BMG Equities Corp. Such investments were valued at historical cost at the date of acquisition.

         (b) In December 1996, the Registrant received approximately $1.4 million in settlements of all claims from an investment that was principally written off in 1990.

         (c) In March 1991, the Registrant was named as a defendant in a suit by certain investors and limited partners seeking actual, punitive and treble damages in a total unspecified amount. While management continued to believe that the allegations of the action were false and without merit, as a result of escalating defense costs and the continued likelihood of extended litigation, the Registrant settled this matter in April 1996 for approximately $425, after taxes.

(17)   RETIREMENT PLAN:

         The Registrant has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products segment and the former employees of the Registrant's discontinued resilient vinyl flooring segment.

         The  following  table  sets  forth  the  funded  status of the plan and
         amounts   recognized  in  the   Registrant's   consolidated   financial
         statements as of December 31-

                                                                     1997             1996
                                                                  ------------    --------------

           Accumulated benefit obligation:
              Vested                                                  $8,696            $8,659
              Nonvested                                                  187               171
                                                                  ------------    --------------
                                                                      $8,883            $8,830
                                                                  ============    ==============
           Plan assets at fair value, primarily U. S. bonds,
              government-backed mortgage obligations and stocks      $12,643           $12,904
           Projected benefit obligation                               (9,052)           (8,983)
                                                                  ------------    --------------

           Plan assets in excess of projected benefit obligation       3,591             3,921
           Effect of purchase accounting                                (156)             (156)
           Unrecognized net gain, net of amortization                 (2,713)           (3,193)
                                                                  ------------    --------------

           Prepaid pension obligation                                   $722              $572
                                                                  ============    ==============

         Net periodic pension (income) expense for the years ended December 31 includes the following components-

                                                            1997           1996          1995
                                                          ----------    -----------    ---------
           Service cost                                       $325          $230          $197
           Interest cost                                       626           643           145
           Actual return on plan assets                     (1,013)         (883)         (199)
           Net amortization and deferral                       (87)         (102)           63
                                                          ----------    -----------    ---------
                  Net periodic pension (income) expense      ($149)        ($112)         $206
                                                          ==========    ===========    =========

         In determining the projected benefit obligation for 1997 and 1996, the weighted average assumed discount rate was 7.5%, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining net periodic pension cost for all years presented was 9%. No contributions were made during 1997 or 1996.

(18)   BUSINESS SEGMENTS:

         At December 31, 1997, the Registrant had two business segments: real estate investment and management and the manufacture and sale of engineered products. Information on the Registrant's business segments for the years ended December 31 follows-

                                                                         1997             1996              1995
                                                                     -------------    --------------    -------------
           Net revenues and sales-
              Real estate investment and management                      $24,042          $23,936           $22,652
              Engineered products                                         36,204           42,055            41,688
                                                                     -------------    --------------    -------------
                                                                         $60,246          $65,991           $64,340
                                                                     =============    ==============    =============
           Operating income (loss)-
              Real estate investment and management                       $7,718           $6,195            $5,003
              Engineered products                                          3,419            3,792             3,779
                                                                     -------------    --------------    -------------
                                                                          11,137            9,987             8,782
           General corporate expenses                                     (2,329)          (2,924)           (3,082)
           Other income, net                                               4,467            4,980             1,380
                                                                     -------------    --------------    -------------
                      Income from continuing
                         operations before income taxes                  $13,275          $12,043            $7,080
                                                                     =============    ==============    =============
           Identifiable assets-
              Real estate investment and management                      $95,080          $99,292           $92,328
              Engineered products                                         11,432           12,174            12,955
              Discontinued operations                                      6,841            5,295             5,083
                                                                     -------------    --------------    -------------
                                                                        $113,353         $116,761          $110,366
                                                                     =============    ==============    =============

         Sales by the Registrant's engineered products segment to automobile original equipment manufacturers accounted for approximately 31%, 32% and 31% of 1997, 1996 and 1995 consolidated revenues, respectively.

         Included in the identifiable assets of the real estate investment and management segment for 1997, 1996 and 1995 are approximately $5.1, $13.5 and $3.0 million, respectively, of high yield mortgage notes receivable (see Note 6). Income generated by these notes receivable is included in interest income. Also included in the identifiable assets of the real estate investment and management segment for 1997, 1996 and 1995 are approximately $1.8, $1.8 and $1.9 million, respectively, related to the former manufacturing facility of the Registrant's antenna segment which has been reclassified to real property held for rental. Operating expenses associated with this facility have also been reclassified to this segment, but were not material to any of the years presented.

(19)   CONTINGENCIES:

         The Registrant has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

         The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Registrant estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860, including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15-year period.

         Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Registrant that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258 in annual operating and maintenance costs over a 10-year period. The Registrant may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

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

         At December 31, 1997 and 1996, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1997 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (IN THOUSANDS)

                                                                                  Write-offs
                                                                                    Net of
                                                                                  Recoveries
                                            Balance            Charged           of Accounts          Balance
                                              at                  to              Previously             at
                                           Beginning          Costs and            Written             End of
                                           of Period           Expenses              Off               Period
                                        ----------------     -------------     -----------------    ------------

Allowance for doubtful accounts:

   Year ended December 31, 1997                $377                $0                 $51                $326

   Year ended December 31, 1996                 332                46                   1                 377

   Year ended December 31, 1995                 373                54                  95                 332


           The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                          Mortgage              Initial Cost To Registrant           Costs Capitalized
                                            Loans          --------------------------------------      Subsequent to
                                           Payable                               Building and           Acquisition/
                 Description               (Gross)              Land             Improvements           Improvements
                 -----------              -------------    ---------------    -------------------    -----------------
Shopping Centers and Retail Outlets-
   Culver, CA                               $4,630               $842                $7,576                   $0
   Northbrook, IL                            5,112                898                 8,075                    0
   Miscellaneous Investments                16,365              5,377                47,516                  938
                                          ----------    ---------------    -------------------    -------------------
                                            26,107              7,117                63,167                  938
                                          ----------    ---------------    -------------------    -------------------
Commercial Properties-
   Miscellaneous Investments                 2,102              2,997                27,666                  613
Day Care Centers and Offices-
   Miscellaneous Investments                   512                643                 5,786                1,133
Hotel Properties-
   Miscellaneous Investments                     0                  0                 2,868                   48
Other-
   Miscellaneous Investments                   884              3,318                 7,473                  579
                                          ----------    ---------------    -------------------    -------------------
                                           $29,605            $14,075              $106,960               $3,311
                                          ==========    ===============    ===================    ===================

                                              Gross Amount at Which Carried at Close of Period
                                              ------------------------------------------------
                                                                                                           Accumulated
                                                                 Building and             Total            Depreciation
                 Description                    Land             Improvements            (a) (c)                (b)
                 -----------               ---------------    -------------------    ----------------    --------------
Shopping Centers and Retail Outlets-
   Culver, CA                                    $842                $7,576               $8,418               $4,623
   Northbrook, IL                                 898                 8,075                8,973                4,776
   Miscellaneous Investments                    5,377                48,454               53,831               30,433
                                        ---------------    -------------------    ----------------    ------------------
                                                7,117                64,105               71,222               39,832
                                        ---------------    -------------------    ----------------    ------------------
Commercial Properties-
   Miscellaneous Investments                    2,997                28,279               31,276               15,714
Day Care Centers and Offices-
   Miscellaneous Investments                      643                 6,919                7,562                5,918
Hotel Properties-
   Miscellaneous Investments                        0                 2,916                2,916                2,868
Other-
   Miscellaneous Investments                    3,318                 8,052               11,370                1,436
                                        -------------      ----------------       --------------      ---------------
                                              $14,075              $110,271             $124,346              $65,768
                                        =============      ================       ==============      ===============

                                                                               Life on Which
                                                                               Depreciation
                                                                                 in Latest
                                                                               Statement of
                                                                               Operations is
                                            Date of             Date             Computed
                 Description             Construction         Acquired            (Years)
                 -----------            ----------------    --------------    ----------------
Shopping Centers and Retail Outlets-
   Culver, CA                              N/A              1986                18
   Northbrook, IL                          N/A              1987                18
   Miscellaneous Investments               N/A              1986-97             10-39
Commercial Properties-
   Miscellaneous Investments               N/A              1986-97             12-39
Day Care Centers and Offices-
   Miscellaneous Investments               N/A              1986-91              7-39
Hotel Properties-
   Miscellaneous Investments               N/A              1986-96             10-39
Other-
   Miscellaneous Investments               N/A              1986-97             10-39

Notes:

(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1997 are as follows-

                                                                                            1997           1996           1995
                                                                                       -------------    ----------    ----------
       Real property held for rental at beginning of period                               $126,876       $128,135      $128,283
       Additions during the period-
         Acquisitions and improvements                                                       2,276          3,480         3,189
         Transfers from property, plant and equipment                                            0          2,195             0
         Transfer to noncurrent notes receivable                                                 0              0        (2,683)
                                                                                       -------------    ----------    ----------
                                                                                           129,152        133,810       128,789
       Deductions during period-
         Cost of real estate sold                                                            4,806          6,934           654
                                                                                       -------------    ----------    ----------
                                                                                          $124,346       $126,876      $128,135
                                                                                       =============    ==========    ==========

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1997 are as follows-

                                                                                            1997          1996          1995
                                                                                       -------------    ----------    ---------
       Accumulated depreciation at beginning of period                                     $61,187        $58,122     $51,718
       Additions during the period-
         Provision for depreciation                                                          5,836          6,588       6,770
         Transfers from property, plant and equipment                                            0            159           0
         Transfer to noncurrent notes receivable                                                 0              0         (29)
                                                                                       -------------    ----------    ---------
                                                                                            67,023         64,869      58,459
       Deductions during period-
         Accumulated depreciation of real estate sold                                        1,255          3,682         337
                                                                                       -------------    ----------    ---------
                                                                                           $65,768        $61,187     $58,122
                                                                                       =============    ==========    =========

(c) The aggregate cost for Federal income tax purposes is approximately $175,000

The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997

                                 (IN THOUSANDS)

                       Description                               Interest Rate                     Final Maturity Date
                       -----------                               -------------                     -------------------

Mortgage loans secured by Commercial Property-
   Deer Park, NY                                                      14%                              March 1998
Other - Two loans - Face amounts $325 or less                 Varies from 9% - 10%          From August 2000 - December 2008


Mortgage loans secured by Hotels-                             Varies from 10% - 11%                   November 2001
   Montgomery, AL

Beaumont, TX                                                   Varies from 8%-11%                     February 2002

Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                                     14%                              August 1998

Mortgage loans secured by Residential Property-
   Miami Beach, FL                                                    14%                             November 1998
   Bronx, NY                                                         7.44%                              June 1998
   Brooklyn, NY                                                      7.25%                              June 1998
   Brooklyn, NY                                                      7.64%                             April 1998
   Other - Four loans - Face amounts $45 to $75               Varies from 7% - 9%            From April 1998 - November 1998
   Other - Four loans - Face amounts $90 to $140              Varies from 7% - 9%            From April 1998 - November 1998

Mortgage loans secured by Mortgage Notes
   Long Beach, NY                                                     14%                             December 1998

                       Description                                               Periodic Payment Terms
                       -----------                                               ----------------------

Mortgage loans secured by Commercial Property-
   Deer Park, NY                                               Interest due monthly; with principal due at maturity
Other - Two loans - Face amounts $325 or less                  Principal and interest due monthly

Mortgage loans secured by Hotels-                              Principal and interest due monthly, additionally,
   Montgomery, AL                                              there is a principal payment of $153 due in November 1998

                                                               Principal and interest due monthly, additionally, there
Beaumont, TX                                                   is a principal payment $773 due in February 2002

Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                              Interest due monthly, with principal due at maturity

Mortgage loans secured by Residential Property-
   Miami Beach, FL                                             Interest due monthly, with principal due at maturity
   Bronx, NY                                                   Interest due monthly, with principal due at maturity
   Brooklyn, NY                                                Interest due monthly, with principal due at maturity
   Brooklyn, NY                                                Interest due monthly, with principal due at maturity
   Other - Four loans - Face amounts $45 to $75                Interest due monthly, with principal due at maturity
   Other - Four loans - Face amounts $90 to $140               Interest due monthly, with principal due at maturity

Mortgage loans secured by Mortgage Notes
   Long Beach, NY                                              Interest due monthly, with principal due at maturity

                                                                                                               Principal Amount
                                                                                                               of Loans Subject
                                                                                            Carrying            to Delinquent
                                                          Prior          Face Amount          Amount of            Principal or
                       Description                        Liens          of Mortgages       Mortgages (b)            Interest
                       -----------                    ------------    ---------------    ----------------    ------------------

Mortgage loans secured by Commercial Property-
   Deer Park, NY                                          $3,550               $300               $250                $0
Other - Two loans - Face amounts $325 or less                  0                370                 62                 0
                                                      ------------    ---------------    ---------------          ---------
                                                           3,550                670                312                 0
                                                      ------------    ---------------    ---------------          ---------
Mortgage loans secured by Hotels-
   Montgomery, AL                                              0                610                207                 0

Beaumont, TX                                                   0                900                365                 0
                                                      ------------    ---------------    ---------------          ---------
                                                               0              1,510                572                 0
                                                      ------------    ---------------    ---------------          --------
Construction Loans secured by Commercial Property-
   Mt. Laurel, NJ                                          4,500              1,851              1,851                 0
                                                      ------------    ---------------    ---------------          --------

Mortgage loans secured by Residential Property-
   Miami Beach, FL                                        15,500                525                525                 0
   Bronx, NY                                                   0                163                157                 0
   Brooklyn, NY                                                0                182                175                 0
   Brooklyn, NY                                                0                168                161                 0
   Other - Four loans - Face amounts $45 to $75                0                257                247                 0
   Other - Four loans - Face amounts $90 to $140               0                426                406                 0
                                                      ------------    ---------------    ---------------          --------

                                                          15,500              1,721              1,671                 0

Mortgage loans secured by Mortgage Notes
   Long Beach, NY                                              0                600                600                 0
                                                      ------------    ---------------    ---------------          --------
                                                         $23,550             $6,352             $5,006   (a)(c)       $0
                                                      ============    ===============    ===============          ========

NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1997-

       Balance at beginning of period                  $14,164
       Additions during period-
         New mortgage loans                              3,681
       Deductions during period-
         Collection of principal                       (12,839)
                                                      ----------

       Balance at end of period                         $5,006
                                                      ==========

(b) In accordance with generally accepted accounting principles certain gains from the sale of real property are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1997:

     Mortgage note receivable in connection with sale of property in:

       Montgomery, Alabama                               $227
       Beaumont, Texas                                    447
       Waterbury, Connecticut                             101
       Augusta, Georgia                                    24
                                                     ----------

                                                         $799
                                                     ==========

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.


The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (UNAUDITED)

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 First            Second           Third            Fourth
                                                                Quarter          Quarter          Quarter          Quarter
                                                              -------------    -------------    -------------    -------------

FOR THE YEAR 1997:
   Revenues                                                      $15,200          $16,092          $14,379          $14,575
                                                              =============    =============    =============    =============

   Costs and expenses                                            $13,640          $13,274          $12,523          $12,001
                                                              =============    =============    =============    =============

   Other income                                                   $2,789             $523             $233             $922
                                                              =============    =============    =============    =============

   Income from continuing operations                              $2,386           $1,886           $1,071           $2,122
                                                              =============    =============    =============    =============

   Income from discontinued operations,
     net of tax                                                     $249             $104             $448             $215
                                                              =============    =============    =============    =============

Net income                                                        $2,635           $1,990           $1,519           $2,337
                                                              =============    =============    =============    =============

Per share data:
BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $.45            $.36              $.20             $.40

   Discontinued operations, net of tax                              $.05            $.02              $.09             $.04
                                                              -------------    -------------    -------------    -------------

   Net income per common share                                      $.50            $.38              $.29             $.44
                                                              =============    =============    =============    =============

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $.45            $.35              $.20             $.39

   Discontinued operations, net of tax                              $.05            $.02              $.08             $.04
                                                              -------------    -------------    -------------    -------------

   Net income per common share assuming
     dilution                                                       $.50            $.37              $.28             $.43
                                                              =============    =============    =============    =============

FOR THE YEAR 1996:
   Revenues                                                      $16,967         $16,893           $16,818          $15,313
                                                              =============    =============    =============    =============

   Costs and expenses                                            $15,647         $15,723           $14,852          $12,706
                                                              =============    =============    =============    =============

   Other income                                                     $463          $2,564              $430           $1,523
                                                              =============    =============    =============    =============

   Income from continuing operations                              $1,028          $2,221            $1,408           $1,977
                                                              =============    =============    =============    =============

                                                                 First            Second           Third            Fourth
                                                                Quarter          Quarter          Quarter          Quarter
                                                              -------------    -------------    -------------    -------------

   Income (loss) from discontinued operations,
     net of tax                                                     ($82)           ($321)            ($421)            $27
                                                              =============    =============    =============    =============

   Net income                                                       $946           $1,900             $987           $2,004
                                                              =============    =============    =============    =============

Per share data:
BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $.18            $.40              $.26             $.37
   Discontinued operations, net of tax                             ($.01)          ($.06)            ($.08)            $.00
                                                              -------------    -------------    -------------    -------------

   Net income per common share                                      $.17            $.34              $.18             $.37
                                                              =============    =============    =============    =============

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $.18            $.40              $.26             $.37
   Discontinued operations, net of tax                             ($.01)          ($.06)            ($.08)            $.00
                                                              -------------    -------------    -------------    -------------

   Net income per common share --
   assuming dilution                                                $.17            $.34              $.18             $.37
                                                              =============    =============    =============    =============

Notes to quarterly financial data

(1) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".