Form 10-K/A
period 1997-12-31
UNITED CAPITAL CORP /DE/
filed 1998-04-30
CIK 65358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA


(Mark One)


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ___________________

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

                  The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 5, 1998 was approximately $41,138,000.

                  The number of shares of the Registrant's $.10 par value Common Stock outstanding as of March 5, 1998 was 5,248,347.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

         As of April 1, 1998, the executive officers and directors of United Capital Corp. (the "Company") are as follows:

        Name                 Principal Occupation                 Age
        ----                 --------------------                 ---

A.F. Petrocelli          Chairman of the Board,                    54
                                  President and Chief
                                  Executive Officer of the
                                  Company

Anthony J. Miceli        Vice President, Chief                     35
                                  Financial Officer and
                                  Secretary of the Company

Arnold S. Penner         Self employed real estate                 61
                                  investor and broker

Howard M. Lorber         Chairman and Chief Executive              49
                            Officer of Hallman &
                            Lorber Associates, Inc.

         A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June 1981. Mr. Petrocelli is a Director of Prime Hospitality Corp., a New York Stock Exchange listed company, a Director of Boyer Value Fund (a public mutual fund), a Director of Philips International Realty Corp. ("Philips") and a Director of Nathan's Famous Inc. ("Nathan's").

         ANTHONY J. MICELI, has been a Director and a Vice President and Chief Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than three years. Mr. Miceli is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and New Jersey Society of Certified Public Accountants.

         ARNOLD S. PENNER, has been a Director of the Company since 1989 and has worked for more than the past five years as a private real estate investor and as a self-employed real estate broker in New York. Mr. Penner is also a Director of Philips.

         HOWARD M. LORBER, has been a Director of the Company since May 1991. Mr. Lorber has been the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., a consulting and actuarial firm for pension and profit sharing plans, since 1975. He has been a shareholder of Aegis Capital Corp. ("Aegis"), a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984 and is currently a registered representative of Aegis. Mr. Lorber is also President and Chief Operating Officer and a member of the Board of Directors of New Valley Corporation (formerly Western Union Corp.) as well as Chairman of the Board of Directors and Chief Executive Officer of Nathan's. Mr. Lorber is also a member of the Board of Directors of Prime Hospitality Corp., and a Trustee of the Board of Long Island University. Since before 1993, Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties.

Item 11.  Executive Compensation

         The following table sets forth, for the Company's 1997 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the most highly compensated executive officer of the Company other than the CEO who was an executive officer of the Company during the fiscal year ended December 31, 1997 and whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation              Long Term Compensation
                                         ---------------------------------------  ------------------------
                                                                    Other Annual             All Other
   Name and Principal                                               Compensation  Number of  Compensation
        Position             Year        Salary($)      Bonus($)       ($)(1)      Options      ($)
        --------             ----        ---------      --------       ------      -------      ---

A.F. Petrocelli,             1997        $650,000       $700,000        ----       222,381      ----
     Chairman of the         1996         650,000        700,000        ----        ----        ----
     Board, President        1995         650,000        700,000        ----        ----        ----
     and Chief Executive
     Officer

Anthony J. Miceli,           1997        $113,731       $100,000        ----        30,000      ----
     Vice President and      1996          99,557         50,000        ----        20,000      ----
     Chief Financial         1995          90,088         30,000        ----        ----        ----
     Officer (2)

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Mr. Miceli became Vice President and Chief Financial Officer of the Company in June 1996. Prior thereto, he was the Corporate Controller of the Company.

Option Grants During 1997 Fiscal Year

         The following table provides information related to options to purchase Common Stock granted to the CEO and the named executive officer during 1997. The Company currently does not have any plans providing for the grant of stock appreciation rights.


                                                                                                            Potential Realizable
                                                                                                           Value at Assumed Rates
                                                                                                             of Stock Price
                                                                                                          Appreciation for Option
                                            Individual Grants                                                    Term(2)
------------------------------------------------------------------------------------------------    -------------------------------

                                           % of Total
                           Number of          Options          Exercise
                          Securities        Granted to          or Base
                          Underlying       Employees in          Price
        Name               Option(#)        Fiscal Year        ($/Sh)(1)        Expiration Date           5%               10%
-------------------      ------------     --------------      -----------       ---------------      ----------         ---------

A.F. Petrocelli           204,734              68.4             $17.00            June 18, 2007      $2,188,854        $5,546,986
                           17,647               5.9             $18.75            June 18, 2002         $52,002          $152,270


Anthony J. Miceli          15,000               5.0             $17.00            June 18, 2007        $160,368          $406,404
                           15,000               5.0             $18.75            June 18, 2007        $134,118          $380,154

(1) The option exercise price may be paid in shares of Common Stock owned by the executive, in cash, or a combination of any of the foregoing, as determined by the Stock Option Committee administering the Company's stock option plans. The exercise price is equal to or greater than the fair market value of the Common Stock on the date of grant.

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

Fiscal Year End Option Values

         No options were exercised in the Fiscal Year ended December 31, 1997 by the executive officers. The following table provides information related to the number and value of options held by the named executive officers at fiscal year end.


                                   Number of Securities Underlying
                                   Unexercised Options at FY-End       Value of Unexercised In-the-
          Name                                 (#)                    Money Options at FY-End ($)(1)
-----------------------------     ---------------------------------   ------------------------------
                                   Exercisable      Unexercisable       Exercisable    Unexercisable
                                  ------------      --------------    -------------    -------------
A.F. Petrocelli..............        125,000           222,381         $2,087,500        $2,081,738
Anthony J. Miceli  ..........         26,300            30,000           $490,450          $258,750

(1) Based on the closing price of a share of Common Stock on December 31, 1997 of $26.50, as reported on the American Stock Exchange ("AMEX").

Employee Retirement Plan

         The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                     Projected Annual Benefit at Retirement

                                                       Years of Service
                                ----------------------------------------------------------------------------
         Salary                    10            15          20            25            30           35
         ------                 ------        -------      -------      --------       -------     --------

$ 20,000............            $1,750       $  2,625      $ 3,500       $ 4,375       $ 5,250     $ 6,125
  30,000............             3,250          4,875        6,500         8,125         9,750      11,375
  40,000............             4,750          7,125        9,500        11,875        14,250      16,625
  50,000............             6,250          9,375       12,500        15,625        18,750      21,875
  60,000............             7,750         11,625       15,500        19,375        23,250      27,125
  70,000............             9,250         13,875       18,500        23,125        27,750      32,375
  80,000............            10,750         16,125       21,500        26,875        32,250      37,625
  90,000............            12,250         18,375       24,500        30,625        36,750      42,875
 100,000............            13,750         20,625       27,500        34,375        41,250      48,125
 150,000............            21,250         31,875       42,500        53,125        63,750      74,375
 160,000............            22,750         34,125       45,500        56,875        68,250      79,625

         The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1997.

         The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli ten years and Anthony J. Miceli ten years, respectively.

         Subject to compensation limitations under the Employee Retirement Income Security Act of 1974, which was $160,000 in 1997, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

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

Item 12.
               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table sets forth information concerning ownership of the Company's Common Stock, as of April 30, 1998 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:


     Name and Address                  Shares                  Percentage
    Of Beneficial Owner            Beneficially Owned          of Class(6)
    -------------------            ------------------          -----------

A.F. Petrocelli                   3,048,651(1)(2)               56.4%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                  500,000(2)                   9.6%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                   36,300(3)                       *
9 Park Place
Great Neck, NY 11021

Arnold S. Penner                      3,333(4)                      *
249 East 71st Street
New York, NY 10021

Howard M. Lorber                    81,833(5)                    1.6%
70 E. Sunrise Highway
Valley Stream, NY 11581

All executive officers and       3,170,117(1)(3)                58.2%
directors as a group (4                   (4)(5)
persons)

*              Less than 1%

(1) Mr. Petrocelli owns directly 2,849,524 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 30,1998 to purchase 199,127 shares of Common Stock. Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli, Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs. Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her husband, adult children and grandchildren.

(3) Consists of presently exercisable options or options exercisable within 60 days of April 30, 1998 to purchase 36,300 shares of Common Stock.

(4) Consists of 3,333 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998.

(5) Includes 36,800 shares owned by the Howard M. Lorber Irrevocable Trust. Mr. Lorber disclaims beneficial ownership of all shares owned by Mr. Lorber's wife and the Howard M. Lorber Irrevocable Trust. Also includes 3,333 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998.

(6) Includes the shares of Common Stock subject to options which are presently exercisable or exercisable within 60 day after April 30, 1998 held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

Item 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1997. Specific descriptions of these transactions are provided below.

         In September 1996, the Company purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. Through December 31, 1997, the Company has invested approximately $1,168,000 for its equity interest. In September 1996, the Company participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Company advanced approximately $682,500 in connection with this note. The remaining amounts were advanced by the following: A.F. Petrocelli, $250,000; Beverly Petrocelli, $1 million; an officer of the Company, $100,000; and the balance by unrelated parties. All amounts invested in and advanced to the partnership by the Company have been classified as investments in and advances to affiliates and are included in other assets in the consolidated financial statements. The note bears interest at 14% per annum payable monthly and the participants also received a commitment fee of 4%. This note matured in September 1997 and was extended in accordance with original terms of the note, for one year, in consideration of a 4% commitment fee. A.F. Petrocelli disclaims beneficial interest of the participation interest held by Beverly Petrocelli.

         In 1996 and 1997, in order to effectively manage the cost to the Company of the remediation efforts at Metex Corporation ("Metex"), a wholly-owned subsidiary of the Company, and its two New Jersey facilities, the Company sold, in total, approximately a 4% interest for $40,000 in a subsidiary that manages the Company's environmental remediation efforts to Anthony J. Miceli an officer and Director of the Company and other employees, as well as an interest to the Company's environmental consulting company. These shares contain certain restrictions on transfer and, under certain circumstances, are redeemable at the net book value of the subsidiary.

         The Company's two hotel properties are managed by a publicly traded company for which A.F. Petrocelli and Howard M. Lorber are directors. Fees paid for the management of these properties is based upon a percentage of revenue and was approximately $143,000 for 1997.

         In March 1997, the Company completed a $73,250,000 sales/leaseback transaction with Kmart Corporation for two of its distribution centers located in Brighton, Colorado and Greensboro, North Carolina. Kmart will lease these facilities for a minimum of 25 years. These sites encompass over 2.7 million square feet and service approximately 300 Kmart stores. The Company has taken a 50% equity interest in this transaction. Also participating in this transaction were Beverly Petrocelli, Arnold Penner and Howard M. Lorber who, along with an unrelated party, who have taken approximately an 8% interest in this transaction. A.F. Petrocelli disclaims beneficial ownership of the participation interest held by Beverly Petrocelli.

         During 1997 the Company advanced, in the aggregate, $398,000 to A.F. Petrocelli and $375,000 to Mr. Miceli. These advances bore interest at the Company's borrowing rate under its revolving credit facility. All amounts advanced have been repaid together with accrued interest thereon.

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


                               UNITED CAPITAL CORP.



                               By:  /s/ Anthony J. Miceli
                                    ---------------------------------
                                    Anthony J. Miceli, Vice President
                                    and Chief Financial Officer

Dated: April 30, 1998