Form 10-Q
period 1998-03-31
UNITED CAPITAL CORP /DE/
filed 1998-05-12
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                March 31, 1998
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                   ---------------------------------------------

    Commission File Number:                       1-10104
                           -----------------------------------------------------

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

           Common stock, $.10 par value 5,202,447 shares outstanding
                               as of May 8, 1998.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            PAGE




ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of  March 31, 1998 and December 31, 1997                          3

            Consolidated Statements of  Income for
            the Three Months Ended March 31, 1998 and 1997                4 - 5

            Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1998 and 1997                6 - 7

            Notes to Consolidated Financial Statements                   8 - 12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12 - 17

                            PART II OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                           17 - 18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 18

SIGNATURES                                                                   18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED) AND
                               DECEMBER 31, 1997
                                 (In Thousands)

                           ASSETS                                                                        1998                 1997
                           ------                                                                        ----                 ----
CURRENT ASSETS:
     Cash and cash equivalents                                                                         $ 12,598             $  5,250
     Marketable securities                                                                                  350                  355
     Notes and accounts receivable, net                                                                  10,612               11,319
     Inventories                                                                                          3,289                3,693
     Prepaid expenses and other current assets                                                              426                  292
     Deferred income taxes                                                                                1,220                1,219

     Net current assets of discontinued operations                                                            0                4,492
                                                                                                       --------             --------

              Total current assets                                                                       28,495               26,620
                                                                                                       --------             --------



PROPERTY, PLANT AND EQUIPMENT, net                                                                        4,077                4,299



REAL PROPERTY HELD FOR RENTAL, net                                                                       59,508               58,578


NONCURRENT NOTES RECEIVABLE                                                                               7,337                7,356


OTHER ASSETS                                                                                             11,267               11,185



DEFERRED INCOME TAXES                                                                                     2,980                2,966


NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS
                                                                                                              0                2,349
                                                                                                       --------             --------

                Total assets                                                                           $113,664             $113,353
                                                                                                       ========             ========



LIABILITIES AND STOCKHOLDERS' EQUITY                                                                      1998                 1997
------------------------------------                                                                      ----                 ----

CURRENT LIABILITIES:
      Current maturities of long-term debt                                                             $  5,237             $  5,232
      Current portion of borrowings under credit facilities                                               1,400                6,000
      Accounts payable and accrued liabilities                                                           11,048               14,129
      Income taxes payable                                                                               10,011                5,872
                                                                                                       --------             --------

                   Total current liabilities                                                             27,696               31,233
                                                                                                       --------             --------


LONG-TERM LIABILITIES:
      Borrowings under credit facilities                                                                  4,900                5,250
      Long-term debt                                                                                     25,298               26,560
      Other long-term liabilities                                                                        12,769               12,830
                                                                                                       --------             --------

                   Total liabilities                                                                     70,663               75,873
                                                                                                       --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock                                                                                          521                  528
      Additional paid-in capital                                                                          5,087                6,819
      Retained earnings                                                                                  37,260               29,997
      Net unrealized gain on marketable securities, net of  tax                                             133                  136
                                                                                                       --------             --------


                   Total stockholders' equity                                                            43,001               37,480
                                                                                                       --------             --------


                   Total liabilities and stockholders' equity                                          $113,664             $113,353
                                                                                                       ========             ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                                                                            Three Months Ended
                                                                                                            ------------------

                                                                                                      1998                    1997
                                                                                                      ----                    ----
REVENUES:
      Net sales                                                                                    $  8,306                $  9,574
      Rental revenues from real estate operations                                                     6,242                   5,626
                                                                                                   --------                --------


      Total revenues                                                                                 14,548                  15,200
                                                                                                   --------                --------


COSTS AND EXPENSES:
      Costs of sales                                                                                  5,884                   6,970
      Real estate operations -
          Mortgage interest expense                                                                     693                     811
          Depreciation expense                                                                        1,399                   1,491
          Other operating expenses                                                                      711                   1,586
      General and administrative expenses                                                             1,123                   1,702
      Selling expenses                                                                                  937                   1,080
                                                                                                   --------                --------


Total costs and expenses                                                                             10,747                  13,640
                                                                                                   --------                --------


Operating income                                                                                      3,801                   1,560
                                                                                                   --------                --------


OTHER INCOME:
      Interest income                                                                                   395                     644
      Interest expense                                                                                 (223)                   (378)
      Other income and expense, net                                                                     177                   2,523
                                                                                                   --------                --------


Total other income                                                                                      349                   2,789
                                                                                                   --------                --------


Income from continuing operations before income taxes                                                 4,150                   4,349


Provision for income taxes                                                                            1,736                   1,963
                                                                                                   --------                --------


Income from continuing operations                                                                     2,414                   2,386
                                                                                                   --------                --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                                                           Three Months Ended
                                                                                                           ------------------

                                                                                                         1998                  1997
                                                                                                         ----                  ----
DISCONTINUED OPERATIONS:
       Operating income, net of tax provision of ($191)                                              $       0             $     249
       Gain on disposal of discontinued operations, net of
          tax provision of ($3,700)                                                                      4,849                     0
                                                                                                     ---------             ---------


Income from discontinued operations, net of tax                                                          4,849                   249
                                                                                                     ---------             ---------


Net Income                                                                                           $   7,263             $   2,635
                                                                                                     =========             =========


BASIC EARNINGS PER COMMON SHARE:
       Income from continuing operations                                                             $     .46             $     .45
       Discontinued operations                                                                             .92                   .05
                                                                                                     ---------             ---------
       Net income per common share                                                                   $    1.38             $     .50
                                                                                                     =========             =========


DILUTED EARNINGS PER COMMON SHARE:
       Income from continuing operations                                                             $     .45             $     .45
       Discontinued operations                                                                             .90                   .05
                                                                                                     ---------             ---------
       Net income per common share-assuming dilution                                                 $    1.35             $     .50
                                                                                                     =========             =========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                           1998               1997
                                                                                                           ----               ----
Cash Flows From Operating Activities:
      Net income                                                                                        $  7,263            $ 2,635
                                                                                                        --------            -------
      Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
      Gain on sale of discontinued operations                                                             (4,849)                 0
      Purchase of  trading securities                                                                     (5,891)                 0
      Proceeds from sale of trading securities                                                             5,966                  0
      Depreciation and amortization                                                                        1,604              1,699
      Loss from equity investments                                                                           126                 61
      Net realized gains on trading securities                                                               (75)                 0
      Changes in assets and liabilities (A)                                                               (4,217)             3,079
                                                                                                        --------            -------


            Total adjustments                                                                             (7,336)             4,839
                                                                                                        --------            -------

                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (73)             7,474
                                                                                                        --------            -------

Cash Flows from Investing Activities:
            Proceeds from sale of discontinued operations                                                 16,000                  0
            Acquisition of property, plant and equipment                                                    (401)              (524)
            Investment in and advances to affiliates                                                        (231)            (5,407)
            Investing activities of discontinued operations                                                    0               (115)
                                                                                                        --------            -------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      15,368             (6,046)
                                                                                                        --------            -------

Cash Flows from Financing Activities:
            Principal payments on mortgage commitments, notes and loans                                   (1,257)            (1,792)
            Net borrowings under credit facilities                                                        (4,950)             1,300
            Purchase and retirement of common shares                                                      (1,740)              (657)
            Financing activities of discontinued operations                                                    0               (139)
                                                                                                        --------            -------

                 NET CASH USED IN FINANCING ACTIVITIES                                                    (7,947)            (1,288)
                                                                                                        --------            -------

Net increase in cash and cash equivalents                                                                  7,348                140

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                                          5,250              2,579
                                                                                                        --------            -------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                             $ 12,598            $ 2,719
                                                                                                        ========            =======

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                           1998               1997
                                                                                                           ----               ----
Supplemental Disclosures of Cash Flow
     Information:
            Cash Paid During the Period For:
                  Interest                                                                               $   908            $ 1,406
                  Taxes                                                                                      828                 97
                                                                                                         =======            =======


Supplemental Schedule of Noncash Investing
     and Financing Activities:
            See Notes to Consolidated Financial Statements


                  (A) Changes in assets and liabilities for the three months ended March 31, 1998 and 1997, net of effects from business disposals, are as follows:


Decrease (increase) in notes and accounts receivable, net                                                $   707            ($  476)
Decrease in inventories                                                                                      404                433
Decrease (increase) in prepaid expenses
     and other current assets                                                                               (134)               111
Increase in deferred income taxes                                                                            (13)              (752)
Decrease (increase) in real property held for rental, net                                                 (1,911)             3,212
Decrease in noncurrent notes receivable                                                                       19                 21
Decrease (increase) in other assets                                                                           23               (138)
Decrease in accounts payable and
     accrued liabilities                                                                                  (3,690)            (1,145)
Increase in income taxes payable                                                                             439              1,269
Decrease in other long-term liabilities                                                                      (61)               (28)
Discontinued operations - noncash charges and working
     capital changes                                                                                           0                572
                                                                                                         -------            -------

            Total                                                                                        ($4,217)           $ 3,079
                                                                                                         =======            =======

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (In Thousands, Except Share And Per Share Data)

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

         The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

DISPOSAL OF OPERATING COMPANY
-----------------------------

         On January 2, 1998, the Registrant completed the sale of the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems, Inc. for $16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million for the quarter ended March 31, 1998. The net assets and operating results of D&M are presented as a discontinued operation in the accompanying consolidated financial statements for periods prior to the sale. Net current assets of discontinued operations consisted primarily of inventory and accounts receivable, partially offset by accounts payable and accrued expenses. Net noncurrent assets of discontinued operations consisted primarily of machinery and equipment. The Registrant retained D&M's 90,000 square foot manufacturing facility in Bohemia, New York, which has been reclassified to real property held for rental in the accompanying consolidated financial statements.

INVENTORIES
-----------

The components of inventory are as follows:

                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------

Raw materials                                  $1,348             $1,959
Work in process                                   346                265
Finished goods                                  1,595              1,469
                                               ------             ------
                                               $3,289             $3,693
                                               ======             ======

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

         Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Registrant that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258, in annual operating and maintenance costs over a 10-year period. The Registrant may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

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

         At March 31, 1998 and December 31, 1997, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at March 31, 1998 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. See Part II Other Information - Item 1. Legal Proceedings for discussion of Rosatelli vs. United Capital Corp. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

EARNINGS PER SHARE
------------------

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. Earnings per share amounts have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share-

                                                                                                      Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                       1998                     1997
                                                                                                     ------                   ------
Numerator-
     Income from continuing operations                                                               $2,414                   $2,386
                                                                                                     ------                   ------
Denominator-
     Denominator for basic earnings per
          share -weighted-average share                                                               5,250                    5,299
Effect of dilutive securities-
     Employee stock options                                                                             139                       17
                                                                                                     ------                   ------
     Denominator for diluted earnings per
          share-adjusted weighted-average
          shares and assumed conversions
                                                                                                      5,389                    5,316
                                                                                                     ------                   ------

Basic earnings per share                                                                             $  .46                   $  .45
                                                                                                     ======                   ======

Diluted earnings per share                                                                           $  .45                   $  .45
                                                                                                     ======                   ======

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting comprehensive income and its components. The provisions of SFAS No. 130 are not material to the Registrant and accordingly, a statement of comprehensive income has not been included in the consolidated financial statements.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

         Revenues for the three month period ended March 31, 1998 were $14.5 million, a $652,000 or 4% decrease from comparable 1997 revenues. Income from continuing operations during this period was $2.4 million or $.46 per share versus $2.4 million or $.45 per share during the comparable period in 1997. On January 2, 1998, the Registrant completed the sale of its antenna business to AIL Systems Inc. for $16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.92 per share on an after tax basis. Net income for the period was $7.3 million or $1.38 per share as compared to net income of $2.6 million or $.50 per share for the same period in 1997.

REAL ESTATE OPERATIONS
----------------------

         Rental revenues from real estate operations increased by $616,000 for the three months ended March 31, 1998 compared to the same period in 1997. The increase is primarily attributable to revenues associated with properties acquired in 1997.

         Mortgage interest expense decreased $118,000 or 15% for the three months ended March 31, 1998, versus such expense of the corresponding period in 1997. This decrease is due to continuing mortgage amortization which approximated $5 million during the last twelve months, including repayments associated with properties sold.

         Depreciation expense associated with rental properties decreased $92,000 for the three months ended March 31, 1998 versus the corresponding period in 1997. This decrease is primarily due to reduced depreciation expense associated with properties sold in 1997, partially offset by depreciation expense on acquisitions.

         Operating expenses associated with the management of real properties decreased $875,000 for the quarter ended March 31, 1998 as compared to the same period in 1997 principally due to a one time adjustment associated with real estate tax abatements.

ENGINEERED PRODUCTS
-------------------

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:

                                                              Three Months
(In Thousands)                                               Ended March 31,
                                                         -----------------------
                                                           1998             1997
                                                         ------           ------

Net Sales                                                $8,306           $9,574
                                                         ======           ======

Cost of Sales                                            $5,884           $6,970
                                                         ======           ======

Selling, General and
 Administrative Expenses                                 $1,622           $1,798
                                                         ======           ======

Income from Operations                                   $  800           $  806
                                                         ======           ======


         Net sales of the engineered products segment decreased $1.3 million or 13% for the three month period ended March 31, 1998 as compared to the same period in 1997. The decrease is primarily attributable to continued price competition and declining worldwide automotive sales for knitted wire products.

         Cost of sales as a percentage of net sales decreased by approximately 2% in the three month period ended March 31, 1998, as compared to the corresponding period in 1997. This decrease is principally due to an emphasis on cost containment, productivity improvements and product mix.

         Selling, general and administrative expenses of the engineered products segment decreased $176,000 or 10% during the quarter ended March 31, 1998 versus the comparable 1997 period. This decrease is due to reduced selling expenses, primarily salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative ("G&A") expenses not associated with the manufacturing operations decreased by $546,000 for the three month period ended March 31, 1998, versus the same period in 1997. These reductions are principally due to a nonrecurring charge recorded in the 1997 period as well as a one time expense reduction in 1998. Absent these two items, general and administrative expenses not associated with manufacturing operations approximated prior year amounts.

OTHER INCOME AND EXPENSE
------------------------

         The components of other income and expense in the accompanying consolidated statements of income are as follows:

                                                                Three Months
(In  Thousands)                                               Ended March 31,
                                                              ---------------
                                                            1998           1997
                                                            ----           ----


Gain on sale of real estate assets                       $   221        $ 2,584

Loss from equity investments                                (126)           (61)

Gain on sale of marketable securities                         75              0

Other                                                          7              0
                                                         -------        -------

                                                         $   177        $ 2,523
                                                         =======        =======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The current liabilities of the Registrant have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. At March 31, 1998, the Registrant had positive working capital of approximately $800,000 principally due to the sale of D&M on January 2, 1998 for $16 million in cash. A portion of these proceeds along with existing cash balances were utilized in the quarter ended March 31, 1998 for general corporate purposes and to pay down debt of approximately $6 million, to purchase and retire common shares of approximately $1.7 million and for acquisitions of real property held for rental of approximately $1.9 million. It is anticipated that the remaining cash balances will be reinvested into the Registrant's businesses during 1998 and that future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow
generated  from  operations,   together  with  borrowings  available  under  the
revolving credit facility discussed below and the sale of select assets, all obligation will be satisfied as they come due.

         The Registrant's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At March 31, 1998 eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). At March 31, 1998, the Registrant was in compliance with all covenants. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of the default, as defined under the terms of the Credit Agreement. Borrowings under the Revolver, at the Registrant's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. In January 1998, the Registrant paid all amounts outstanding under the Revolver. At March 31, 1998, $6.3 million was outstanding on the Term Loan.

         Also, the Registrant has an interest-rate swap agreement that effectively converts its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Registrant agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements.

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

         At March 31, 1998 and December 31, 1997 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at March 31, 1998 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

         The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from existing cash balances, ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from the sale, financing and refinancing of the Registrant's properties and from the third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS
---------------

         Total revenues of the Registrant decreased $652,000 or 4% for the first three months of 1998 versus such results of the comparable 1997 period principally due to a decline in revenues from the Registrant's engineered products segment. Income from continuing operations for the first three months of 1998 was approximately $2.4 million or $.46 per share versus $2.4 million or $.45 per share during the same period in 1997.

         The results of the Registrant's real estate operations reflect an increase in revenues for the first three months of 1998, primarily as a result of revenues associated with properties acquired in 1997. The real estate segment was also favorably impacted by a 15% reduction in mortgage interest expense resulting from the repayment of approximately $5 million in mortgage indebtedness during the last twelve months. Mortgage amortization will continue to have favorable impact on this segment and will reduce current mortgage indebtedness to virtually zero in less than eight years.

         The Registrant's engineered products segment posted a 13% decrease in revenues during the first three months of 1998 versus comparable 1997 results. With continued decreases in worldwide automobile sales, management is pursuing new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. In addition, the results of this segments' transformer operations reflect significant improvements over the prior year and management is hopeful to continue this trend.

YEAR 2000 CONVERSION
--------------------

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.
----------------------------------

         In August 1996, Dennis Rosatelli, the Registrant's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his compliant to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998 the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to Superior Court. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on January 8, 1998 in response to Item 7. Financial Statements, Proforma Financial Information and Exhibits.

          The Registrant filed a report on Form 8-K/A with the Securities and Exchange Commission on March 16, 1998 in response to Item 7. Financial Statements, Proforma Financial Information and Exhibits.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED CAPITAL CORP.

Dated:  May 11, 1998          By: /s/ Anthony J. Miceli
                                  ---------------------
                                  Anthony J. Miceli
                                  Vice President, Chief Financial Officer
                                  and Secretary of the Registrant