Form 10-Q
period 1998-06-30
UNITED CAPITAL CORP /DE/
filed 1998-08-07
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                 June 30, 1998
                               -------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to _______________

      Commission File Number:       1-10104
                             --------------------------------------

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

           Common stock, $.10 par value 5,203,447 shares outstanding
                              as of July 29, 1998.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
          of  June 30, 1998 and December 31, 1997                              3

          Consolidated Statements of  Income for
          the Three Months Ended June 30, 1998 and
          1997                                                               4-5

          Consolidated Statements of Income for the Six
          Months Ended June 30, 1998 and 1997                                6-7

          Consolidated Statements of Cash Flows for
          the Six  Months Ended June 30, 1998 and
          1997                                                               8-9

          Notes to Consolidated Financial Statements                       10-14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    14-19

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

ITEM 5.   OTHER INFORMATION                                                   21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    21

SIGNATURES                                                                    21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                           (In Thousands) (UNAUDITED)

                  ASSETS                                         1998           1997
                  ------                                         ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 14,455       $  5,250
   Marketable securities                                             338            355
   Notes and accounts receivable, net                              8,426         11,319
   Inventories                                                     3,531          3,693
   Prepaid expenses and other current assets                         323            292
   Deferred income taxes                                           1,225          1,219
   Net current assets of discontinued operations                       0          4,492
                                                                 -------        -------
         Total current assets                                     28,298         26,620
                                                                 -------        -------

PROPERTY, PLANT & EQUIPMENT, net                                   4,028          4,299

REAL PROPERTY HELD FOR RENTAL, net                                61,476         58,578

NONCURRENT NOTES RECEIVABLE                                        7,427          7,356

OTHER ASSETS                                                      11,525         11,185

DEFERRED INCOME TAXES                                              2,620          2,966

NET NONCURRENT ASSETS OF
  DISCONTINUED OPERATIONS                                              0          2,349
                                                                --------       --------
           Total assets                                         $115,374       $113,353
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY                              1998           1997
------------------------------------                              ----           ----

CURRENT LIABILITIES:
   Current maturities of long-term debt                         $  4,675       $  5,232
   Current portion of  borrowings under credit facilities          1,400          6,000
   Accounts payable and accrued liabilities                       11,451         14,129
   Income taxes payable                                           10,178          5,872
                                                                --------        -------
          Total current liabilities                               27,704         31,233
                                                                --------        -------

LONG-TERM LIABILITIES:
   Borrowings under credit facilities                              4,550          5,250
   Long-term debt                                                 24,172         26,560
   Other long-term liabilities                                    12,764         12,830
                                                                --------        -------
          Total liabilities                                       69,190         75,873
                                                                --------        -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                                       520            528
  Additional paid-in capital                                       4,856          6,819
  Retained earnings                                               40,683         29,997
  Net unrealized gain on marketable securities, net of  tax          125            136
                                                                --------        -------
          Total stockholders' equity                              46,184         37,480
                                                                --------        -------

          Total liabilities and stockholders' equity            $115,374       $113,353
                                                                ========       ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                              1998                       1997
                                                              ----                       ----
REVENUES:
     Net sales                                               $8,634                     $9,630
     Rental revenues from real estate operations              6,362                      6,462
                                                             ------                     ------

     Total Revenues                                          14,996                     16,092
                                                             ------                     ------

COSTS AND EXPENSES:
     Cost of  sales                                           5,997                      6,929
     Real estate operations -
        Mortgage interest expense                               661                        778
        Depreciation expense                                  1,396                      1,457
        Other operating expenses                              1,667                      1,624
     General and administrative expenses                      2,052                      1,414
     Selling expenses                                           961                      1,072
                                                             ------                     ------

Total costs and expenses                                     12,734                     13,274
                                                             ------                     ------

Operating income                                              2,262                      2,818
                                                             ------                     ------

OTHER INCOME:
     Interest income                                            352                        837
     Interest expense                                          (206)                      (436)
     Other income and expense, net                            3,607                        122
                                                             ------                     ------

Total other income                                            3,753                        523
                                                             ------                     ------

Income from continuing operations before income taxes         6,015                      3,341

Provision for income taxes                                    2,592                      1,455
                                                             ------                     ------

Income from continuing operations                             3,423                      1,886
                                                             ------                     ------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                           1998                1997
                                                          -----                ----
DISCONTINUED OPERATIONS:
     Operating income, net of tax provision of $121           $0                $104
                                                          ------              ------
Income from discontinued operations, net of tax                0                 104
                                                          ------              ------

Net Income                                                $3,423              $1,990
                                                          ======              ======

BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $.66               $ .36
     Discontinued operations                                 .00                 .02
                                                          ------              ------
     Net income per common share                            $.66               $ .38
                                                          ======              ======

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $.64               $ .35
     Discontinued operations                                 .00                 .02
                                                          ------              ------
     Net income per common share-assuming dilution          $.64               $ .37
                                                          ======              ======


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                            1998                1997
                                                            ----                ----
REVENUES:
     Net sales                                            $16,940             $19,204
     Rental revenues from real estate operations           12,604              12,088
                                                          -------             -------

     Total Revenues                                        29,544              31,292
                                                          -------             -------
COSTS AND EXPENSES:
     Cost of  sales                                        11,881              13,899
     Real estate operations -
        Mortgage interest expense                           1,354               1,589
        Depreciation expense                                2,795               2,948
        Other operating expenses                            2,378               3,210
     General and administrative expenses                    3,175               3,116
     Selling expenses                                       1,898               2,152
                                                          -------             -------

Total costs and expenses                                   23,481              26,914
                                                          -------             -------

Operating income                                            6,063               4,378
                                                          -------             -------

OTHER INCOME:
     Interest income                                          747               1,481
     Interest expense                                        (429)               (814)
     Other income and expense, net                          3,784               2,645
                                                          -------             -------

Total other income                                          4,102               3,312
                                                          -------             -------
Income from continuing operations before income taxes      10,165               7,690

Provision for income taxes                                  4,328               3,418
                                                          -------             -------

Income from continuing operations                           5,837               4,272
                                                          -------             -------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                                       1998                    1997
                                                                                       ----                    ----
DISCONTINUED OPERATIONS:
     Operating income, net of tax provision of  $312                                       $0                   $353
     Gain on disposal of discontinued operations, net of tax provision of
       $3,700                                                                           4,849                      0
                                                                                       ------                   ----

Income from discontinued operations, net of tax                                         4,849                    353
                                                                                      -------                 ------

Net Income                                                                            $10,686                 $4,625
                                                                                      =======                 ======


BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                                                  $1.12                  $ .81
     Discontinued operations                                                              .92                    .07
                                                                                      -------                 ------
     Net income per common share                                                        $2.04                  $ .88
                                                                                      =======                 ======


DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                                                  $1.09                  $ .80
     Discontinued operations                                                              .91                    .07
                                                                                      -------                 ------
     Net income per common share-assuming dilution                                      $2.00                  $ .87
                                                                                      =======                 ======


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                               1998        1997
                                                                                                            ---------    ---------
Cash Flows From Operating Activities:
    Net income                                                                                               $ 10,686    $  4,625
                                                                                                             --------    --------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Gain on sale of discontinued operations, net of tax                                                        (4,849)          0
    Purchase of  trading securities                                                                            (5,891)          0
    Proceeds from sale of trading securities                                                                    5,966           0
    Depreciation and amortization                                                                               3,237       3,348
    Loss from equity investments                                                                                  176         212
    Net realized gains on trading securities                                                                      (75)          0
    Changes in assets and liabilities, net of effects from business disposals (A)                              (4,880)      7,503
                                                                                                             --------    --------

        Total adjustments                                                                                      (6,316)     11,063
                                                                                                             --------    --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            4,370      15,688
                                                                                                             --------    --------

Cash Flows from Investing Activities:
        Proceeds from sale of discontinued operations                                                          16,000           0
        Acquisition of property, plant and equipment                                                             (589)       (545)
        Investment in and advances to affiliates                                                                 (359)     (5,578)
        Investing activities of discontinued operations                                                             0        (218)
                                                                                                             --------    --------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 15,052      (6,341)
                                                                                                             --------    --------

Cash Flows from Financing Activities:
        Principal payments on mortgage commitments, notes and loans                                            (2,945)     (3,301)
        Net borrowings under credit facilities                                                                 (5,300)     (1,650)
        Purchase and retirement of common shares                                                               (1,990)       (657)
        Proceeds from exercise of stock options                                                                    18          58
        Financing activities of discontinued operations                                                             0      (1,385)
                                                                                                             --------    --------

           NET CASH USED IN FINANCING ACTIVITIES                                                              (10,217)     (6,935)
                                                                                                             --------    --------

Net increase in cash and cash equivalents                                                                       9,205       2,412

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                                               5,250       2,579
                                                                                                             --------    --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                                  $ 14,455    $  4,991
                                                                                                             ========    =========

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Continued)
                                  (UNAUDITED)
                                 (In Thousands)

                                                                                                        1998            1997
                                                                                                       ------          ------
Supplemental Disclosures of Cash Flow
     Information:
        Cash Paid During the Period For:
           Interest                                                                                    $1,746          $2,525
           Taxes                                                                                        3,534           1,258
                                                                                                       ======          ======

Supplemental Schedule of Noncash Investing
   and Financing Activities:
           See Notes to Consolidated Financial Statements

(A) Changes in assets and liabilities for the six months ended June 30, 1998 and 1997, net of effects from business disposals, are as follows:

Decrease in notes and accounts receivable, net                                                         $2,892          $  419
Decrease in inventories                                                                                   163             751
Decrease (increase) in prepaid expenses and other current assets                                          (31)              1
Decrease (increase) in deferred income taxes                                                              346            (367)
Decrease (increase) in real property held for rental, net                                              (5,275)          3,085
Decrease (increase) in noncurrent notes receivable                                                        (70)             70
Increase in other assets                                                                                 (157)           (139)
Increase (decrease) in accounts payable and accrued liabilities                                        (3,288)          1,563
Increase in income taxes payable                                                                          606           1,756
Decrease in other long-term liabilities                                                                   (66)           (187)
Discontinued operations - noncash charges and working capital changes                                       0             551
                                                                                                      -------          ------

           Total                                                                                      ($4,880)         $7,503
                                                                                                      =======          ======

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

INVENTORIES

The components of inventory are as follows:

(In thousands)                             June 30, 1998      December 31, 1997
                                           -------------      -----------------

Raw materials                                 $1,479             $1,959
Work in process                                  326                265
Finished goods                                 1,726              1,469
                                              ------              -----
                                              $3,531             $3,693
                                              ======             ======

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

            At June 30, 1998 and December 31, 1997, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at June 30, 1998 (from a total of $7 million ) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

EARNINGS PER SHARE

            In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. Earnings per share amounts have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share-

                                                                        Three Months               Six Months
                                                                       Ended June 30,             Ended June 30,
                                                                       --------------             --------------
(In thousands, except per share data)                                1998          1997         1998          1997
                                                                     ----          ----         ----          ----

Numerator-
   Income from continuing operations                               $3,423        $1,886       $5,837        $4,272
                                                                   ------        ------       ------        ------
Denominator-
   Denominator for basic earnings per
           share -weighted-average shares outstanding               5,204         5,283        5,227         5,291
Effect of dilutive securities-
   Employee stock options                                             116            51          128            37
                                                                    -----        ------       ------        ------
   Denominator for diluted earnings per
           share-adjusted weighted-average shares and assumed
           conversions                                              5,320         5,334        5,355         5,328
                                                                    -----        ------       ------        ------

Basic earnings per share                                             $.66          $.36        $1.12          $.81
                                                                     ====          ====        =====          ====

Diluted earnings per share                                           $.64          $.35        $1.09          $.80
                                                                     ====          ====        =====          ====

NEW ACCOUNTING PRONOUNCEMENTS

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

            In February 1998, the FASB issued Statement of Financial  Accounting
Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable, understandable, and concise and that would better serve users' needs. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 132 will have no impact on the Registrant's consolidated results of operations, financial position or cash flows.

            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively to financial statements of prior periods. The Registrant is in the process of evaluating the accounting and reporting requirements and believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

            Revenues for the three month period ended June 30, 1998 were $15.0 million versus $16.1 million during the comparable period in 1997. Income from continuing operations for the second quarter of 1998 was $3.4 million or $.66 per share versus $1.9 million or $.36 per share during the comparable 1997 period.

            Revenues for the six month period ended June 30, 1998 were $29.5 million resulting in income from continuing operations of $5.8 million or $1.12 per share versus revenues of $31.3 million and income from continuing operations of $4.3 million or $.81 per share during the comparable 1997 period. On January 2, 1998, the Registrant completed the stock sale of D&M to AIL Systems Inc. for $16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.92 per share on an after tax basis. Net income for the six month period was $10.7 million or $2.04 per share as compared to net income of $4.6 million or $.88 per share for the same period in 1997.

REAL ESTATE OPERATIONS

            Rental revenue from real estate operations decreased $100,000 or 2%, for the three month period ended June 30, 1998 as compared to the same period in 1997. This decrease is primarily attributable to a nonrecurring retroactive adjustment recorded in the second quarter of 1997 for percentage rents on certain properties. Rental revenues for the six month period ended June 30, 1998 were $12.6 million, an increase of $516,000 or 4% versus such revenues of the comparable 1997 period. This increase is due to revenues associated with properties acquired in the current and prior year.

            Mortgage interest expense decreased $117,000 during the current quarter and $235,000 for the six month period ended June 30, 1998, or a 15% reduction from such expense of the corresponding periods in 1997. These decreases result from continuing mortgage amortization which approximated $5.0 million during the last 12 months, including repayments associated with properties sold during the period.

            Depreciation expense associated with rental properties decreased $61,000 or 4% during the three month period ended June 30, 1998 and $153,000 or 5%, during the first six months of 1998 compared to the corresponding periods of 1997. These decreases are primarily due to reduced depreciation expense associated with properties sold, partially offset by depreciation expense on acquisitions.

            Operating expenses associated with the management of real estate properties increased $43,000 or 3% during the current quarter as compared with the prior year quarter principally due to the timing of expenses. For the six months ended June 30, 1998 operating expenses associated with the management of real estate properties decreased $832,000 as compared to the same period in 1997 principally due to a one time adjustment in the first quarter of 1998 associated with real estate tax abatements.

ENGINEERED PRODUCTS

            The   Registrant's   engineered   products  segment  includes  Metex
Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:


                                                                       Three Months                               Six Months
                                                                      Ended June 30,                            Ended June 30,
                                                                      --------------                            --------------

(In thousands)                                                      1998            1997                      1998           1997
                                                                    ----            ----                      ----           ----

Net Sales                                                         $8,634          $9,630                   $16,940        $19,204
                                                                  ======          ======                   =======        =======

Cost of  Sales                                                    $5,997          $6,929                   $11,881        $13,899
                                                                  ======          ======                   =======        =======

Selling, General and Administrative Expenses                      $1,701          $1,778                  $  3,323       $  3,576
                                                                  ======          ======                  ========       ========

Income from Operations                                            $  936         $   923                  $  1,736       $  1,729
                                                                  ======         =======                  ========       ========

            Net sales of the engineered products segment decreased $996,000 or 10% for the current quarter and $2.3 million or 12% for the six month period ended June 30, 1998 versus the corresponding prior year periods. The decrease in net sales was primarily due to continuing price competition and declining worldwide automotive sales, both of which were exacerbated by the General Motors strike. However, the General Motors strike did not have a significant impact on the results of operations for the six months ended June 30, 1998.

            Cost of sales as a percentage of net sales decreased by approximately 2% for the three and six month periods ended June 30, 1998 versus the corresponding periods in 1997. These decreases were due to a continued emphasis on cost reductions, productivity improvements and product mix.

            Selling, general and administrative expenses of the engineered products segment decreased $77,000 or 4% and $253,000 or 7%, respectively during the quarter and six month periods ended June 30, 1998 versus such costs of the comparable 1997 periods. These reductions are principally due to reduced selling expenses, primarily salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative ("G&A") expenses not associated with manufacturing operations increased by $603,000 for the three month period ended June 30, 1998 and $58,000 for the six month period ended June 30, 1998, versus the same periods in 1997. The increase in the current quarter is principally due to nonrecurring charges. Absent these items, general and administrative expenses not associated with manufacturing operations approximated prior year amounts for the three months ended June 30, 1998. For the six month periods, after adjusting for nonrecurring items in both the 1998 and 1997 periods, general and administrative expenses not associated with manufacturing operations decreased approximately $97,000 due to lower salary and salary related expenses.

OTHER INCOME AND EXPENSE

            The components of other income and expense in the accompanying consolidated statements of income are as follows:


                                                                    Three Months                 Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                   --------------              --------------
           (In thousands)                                         1998       1997           1998            1997
                                                                  ----       ----           ----            ----

           Gain on sale of real estate assets                   $3,653       $237         $3,874          $2,821

           Loss from equity investments                            (50)      (151)          (176)           (212)

           Gain on sale of marketable securities
                                                                     0          0             75               0

           Other                                                     4         36             11              36
                                                               -------       ----         ------          ------

                                                                $3,607       $122         $3,784          $2,645
                                                                ======       ====         ======          ======

LIQUIDITY AND CAPITAL RESOURCES

            The current liabilities of the Registrant have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. At June 30, 1998, the Registrant had positive working capital of approximately $594,000 principally due to the sale of D&M on January 2, 1998 for $16 million in cash. A portion of these proceeds along with existing cash balances were utilized for general corporate purposes and to pay down debt of approximately $8.2 million, to purchase and retire common shares of approximately $2.0 million and for acquisitions of real property held for rental of approximately $7.0 million. It is anticipated that the remaining cash balances will be reinvested into the Registrant's businesses during 1998 and that future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

            The Registrant's Credit Agreement with two banks provides for both a
$7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At June 30, 1998 eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Registrant was in compliance with all covenants at June 30, 1998. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined under the terms of the Credit Agreement. Borrowings under the Revolver, at the Registrant's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. In January 1998, the Registrant paid all amounts outstanding under the Revolver. At June 30, 1998, $5,950,000 was outstanding on the Term Loan.

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

            At June 30, 1998 and December 31, 1997 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at June 30, 1998 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

            The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs will also be satisfied from existing cash balances, ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, the sale, financing and refinancing of the Registrant's properties and from the third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS

            Total revenues of the Registrant decreased $1.8 million or 6% for the first half of 1998 versus such results of the comparable 1997 period principally due to a decline in revenues from the Registrant's engineered products segment. Income from continuing operations for the first six months of 1998 was approximately $5.8 million or $1.12 per share versus $4.3 million or $.81 per share during the same period in 1997.

            The results of the Registrant's real estate operations reflect a $1.7 million or 40% increase in operating profit for the first six months of 1998, due to real estate tax abatements and increased operating profit associated with 1997 acquisitions. The real estate segment was also favorably impacted by a 15% reduction in mortgage interest expense resulting from the repayment of approximately $5.0 million in mortgage indebtedness during the last twelve months. Mortgage amortization will continue to have a favorable impact on this segment and will reduce current mortgage indebtedness to zero in less than eight years.

            The Registrant's engineered products segment posted a 12% decrease in revenues during the six month period ended June 30, 1998, from the comparable 1997 period while operating profits remained virtually unchanged. The decrease in net sales was primarily due to continuing price competition and declining worldwide automotive sales, both of which were exacerbated by the General Motors strike. However, the General Motors strike did not have a significant impact on the results of operations for the six months ended June 30, 1998. Management is aggressively pursuing new sales opportunities. Operating profit as a percentage of sales has continued to increase principally due to an ongoing emphasis on cost reductions and productivity improvements. In addition, the results of this segments' transformer operations reflect significant improvements over the prior year and management is hopeful to continue this trend.

Year 2000 Conversion

            The Registrant currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Year 2000 issue is not anticipated to have a material impact on the Registrant's results of operations, financial position or its cash flows.

FORWARD-LOOKING STATEMENTS

            This Form 10-Q contains certain  forward-looking  statements  within the  meaning of Section  27A of the  Securities  Act of 1933,  as  amended,  and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, interest rates, competition, potential technology changes and potential changes in customer spending and purchasing policies and procedures. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.

            In August 1996,  Dennis  Rosatelli,  the  Registrant's  former Chief
Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his compliant to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998 the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint are unchanged. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 1998, the Registrant held its Annual Meeting of Stockholders, whereby the stockholders elected Directors and approved proposals to (i) provide performance criteria for the payment of bonuses to the Chief Executive Officer for the Registrant, (ii) amend the Registrants' stock option plans to increase the number of shares available for issuance under the plans to 1,325,000 shares, and (iii) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1998. The vote on such matters was as follows:

1.     ELECTION OF DIRECTORS:

                                          For                           Withheld
                                          ---                           --------
        A. F. Petrocelli               4,154,007                         261,886
        Howard M. Lorber               4,164,007                         261,786
        Anthony J. Miceli              4,164,007                         261,786
        Arnold S. Penner               4,154,007                         261,886


2. CRITERIA FOR CHIEF EXECUTIVE OFFICER BONUS COMPENSATION PERFORMANCE: To provide criteria for the compensation payable to the Chief Executive Officer.

            For                      Against                           Abstain
            ---                      -------                           -------
          4,271,246                  150,436                            4,111

3. APPROVAL OF AMENDMENTS TO 1988 JOINT INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN AND THE 1988 INCENTIVE STOCK OPTION PLAN: To adopt amendments to the Joint Plan and the Incentive Plan to increase the number of shares reserved for issuance pursuant to the exercise of options granted under such plan.

            For                      Against                           Abstain
            ---                      -------                           -------
          3,596,122                  423,308                            1,966

4. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the year ending December 31, 1998.

            For                      Against                           Abstain
            ---                      -------                           -------
          4,421,129                   2,292                             2,372

ITEM 5.  OTHER INFORMATION

            Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Registrant's stockholders are notified that the deadline for providing the Registrant timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Registrant's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 29, 1999. As to all such matters which the Company does not have notice on or prior to March 29, 1999, discretionary authority shall be granted to the designated persons in the Registrant's proxy statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.  Financial Data Schedule
         (b)   Reports on Form 8-K.   None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED CAPITAL CORP.

Dated:  August 5, 1998              By: /s/  Anthony J. Miceli
                                        ----------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Registrant