Form 10-Q
period 1998-09-30
UNITED CAPITAL CORP /DE/
filed 1998-11-09
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                 September 30, 1998
                               -------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to __________________

         Commission File Number:              1-10104
                                ------------------------------------------------

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

           Common stock, $.10 par value 5,170,147 shares outstanding
                            as of October 30, 1998.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES


                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as
             of  September 30, 1998 and December 31, 1997                    3

             Consolidated Statements of  Income for
             the Three Months Ended September 30, 1998 and
             1997                                                        4 - 5

             Consolidated Statements of Income for the Nine
             Months Ended September 30, 1998 and 1997                    6 - 7

             Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 1998 and
             1997                                                        8 - 9

             Notes to Consolidated Financial Statements                 10 - 14

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14 - 20

                            PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                               21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                21

SIGNATURES                                                                   21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998
                        (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)

                ASSETS                                               1998              1997
                ------                                               ----              ----

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 17,714           $  5,250
  Marketable securities                                             4,192                355
  Notes and accounts receivable, net                                8,582             11,319
  Inventories                                                       3,979              3,693
  Prepaid expenses and other current assets                           280                292
  Deferred income taxes                                             1,403              1,219
  Net current assets of discontinued operations                         0              4,492
                                                                 --------             ------
      Total current assets                                         36,150             26,620
                                                                 --------             ------

PROPERTY, PLANT & EQUIPMENT, net                                    4,118              4,299

REAL PROPERTY HELD FOR RENTAL, net                                 60,246             58,578

NONCURRENT NOTES RECEIVABLE                                         7,412              7,356

OTHER ASSETS                                                       10,993             11,185

DEFERRED INCOME TAXES                                               2,814              2,966

NET NONCURRENT ASSETS OF
   DISCONTINUED OPERATIONS                                              0              2,349
                                                                 --------           --------
                Total assets                                     $121,733           $113,353
                                                                 ========           ========

  LIABILITIES AND STOCKHOLDERS' EQUITY                               1998              1997
  ------------------------------------                               ----              ----

  CURRENT LIABILITIES:
    Current maturities of long-term debt                          $  5,684          $  5,232
    Current portion of  borrowings under credit facilities           1,400             6,000
    Accounts payable and accrued liabilities                        12,549            14,129
    Income taxes payable                                            10,197             5,872
                                                                  --------          --------

        Total current liabilities                                   29,830            31,233
                                                                  --------          --------
  LONG-TERM LIABILITIES:
    Borrowings under credit facilities                               4,200             5,250
    Long-term debt                                                  27,277            26,560
    Other long-term liabilities                                     12,771            12,830
                                                                  --------          --------
                  Total liabilities                                 74,078            75,873
                                                                  --------          --------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:

    Common stock                                                       520               528
    Additional paid-in capital                                       4,856             6,819
    Retained earnings                                               42,644            29,997
    Net unrealized (loss)gain on marketable                           (365)              136
     securities, net of tax                                      ---------          --------
             Total stockholders' equity                             47,655            37,480
                                                                 ---------          --------
             Total liabilities and stockholders' equity           $121,733          $113,353
                                                                 =========          ========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                    AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                         1998         1997
                                                         ----         ----
REVENUES:
  Net sales                                            $7,487        $8,488
  Rental revenues from real estate operations           6,396         5,891
                                                       ------        ------
  Total revenues                                       13,883        14,379
                                                       ------        ------

COSTS AND EXPENSES:
  Cost of  sales                                        5,084         6,020
  Real estate operations -
    Mortgage interest expense                             664           747
    Depreciation expense                                1,348         1,455
    Other operating expenses                            1,574         1,887
  General and administrative expenses                   1,218         1,396
  Selling expenses                                        926         1,018
                                                       ------        ------

Total costs and expenses                               10,814        12,523
                                                       ------        ------

Operating income                                        3,069         1,856
                                                       ------        ------

OTHER INCOME:
  Interest income                                         390           400
  Interest expense                                       (202)         (288)
  Other income and expense, net                           212           121
                                                       ------        ------

Total other income                                        400           233
                                                       ------        ------

Income from continuing operations
   before income taxes                                  3,469         2,089

Provision for income taxes                              1,508         1,018
                                                       ------       -------

Income from continuing operations                       1,961         1,071
                                                       ------       -------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                       1998          1997
                                                       ----          ----
DISCONTINUED OPERATIONS:
  Operating income, net of tax provision of  $278        $0          $448
                                                     ------         -----
Income from discontinued operations, net of tax           0           448
                                                     ------         -----


Net income                                           $1,961        $1,519
                                                     ======        ======

BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations                    $.38          $.20
  Discontinued operations                               .00           .09
                                                    -------        ------
  Net income per common share                          $.38          $.29
                                                    =======        ======

DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations                    $.37          $.20
  Discontinued operations                               .00           .08
                                                    -------        ------
  Net income per common share-assuming dilution        $.37          $.28
                                                    =======        ======

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                      1998           1997
                                                      ----           ----
REVENUES:
  Net sales                                        $24,427        $27,692
  Rental revenues from real estate operations       19,000         17,979
                                                   -------        -------
  Total revenues                                    43,427         45,671
                                                   -------        -------

COSTS AND EXPENSES:
  Cost of  sales                                    16,965         19,919
  Real estate operations -
  Mortgage interest expense                          2,018          2,336
  Depreciation expense                               4,143          4,403
  Other operating expenses                           3,952          5,097
 General and administrative expenses                 4,393          4,512
 Selling expenses                                    2,824          3,170
                                                   -------        -------

Total costs and expenses                            34,295         39,437
                                                   -------        -------

Operating income                                     9,132          6,234
                                                   -------        -------

OTHER INCOME:
  Interest income                                    1,137          1,881
  Interest expense                                    (631)        (1,102)
  Other income and expense, net                      3,996          2,766
                                                   -------       --------

Total other income                                   4,502          3,545
                                                   -------       --------

Income from continuing operations
   before income taxes                              13,634          9,779

Provision for income taxes                           5,836          4,436
                                                  --------        -------
Income from continuing operations                    7,798          5,343
                                                  --------        -------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                            1998        1997
                                                            ----        ----
DISCONTINUED OPERATIONS:
  Operating income, net of tax provision of  $590             $0        $801
  Gain on disposal of discontinued operations, net
    of tax provision of $3,700                             4,849           0
                                                         -------      ------

Income from discontinued operations, net of tax            4,849         801
                                                         -------      ------

Net income                                               $12,647      $6,144
                                                         =======      ======

BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations                        $1.49       $1.01
  Discontinued operations                                    .93         .15
                                                         -------      ------
  Net income per common share                              $2.42       $1.16
                                                         =======      ======

DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations                        $1.46       $1.01
  Discontinued operations                                    .91         .15
                                                         -------      ------
  Net income per common share-assuming dilution            $2.37       $1.16
                                                         =======      ======


          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                     1998                   1997
                                                                                   ---------              --------
Cash Flows From Operating Activities:
  Net income                                                                       $12,647                 $6,144
                                                                                   -------                 ------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Gain on sale of discontinued operations, net of tax                               (4,849)                     0
  Purchase of  trading securities                                                   (5,891)                     0
  Proceeds from sale of trading securities                                           5,966                      0
  Depreciation and amortization                                                      4,678                  5,012
  Loss from equity investments                                                         392                    238
  Gain on sale of trading securities                                                   (75)                     0
  Changes in assets and liabilities, net of effects from business disposals (A)     (4,399)                 8,919
                                                                                   -------                 ------

     Total adjustments                                                              (4,178)                14,169
                                                                                   -------                 ------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     8,469                 20,313
                                                                                   -------                 ------

Cash Flows from Investing Activities:
     Proceeds from sale of discontinued operations                                  16,000                      0
     Purchase of available for sale securities                                      (4,596)                     0
     Acquisition of property, plant and equipment                                     (930)                  (451)
     Investment in and advances to affiliates                                          (26)                (5,527)
     Investing activities of discontinued operations                                     0                    (97)
                                                                                   -------                --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         10,448                 (6,075)
                                                                                   -------                -------

Cash Flows from Financing Activities:
     Principal payments on mortgage commitments, notes and loans                    (3,969)                (5,169)
     Proceeds from mortgage commitments, notes and loans                             5,138                      0
     Net borrowings under credit facilities                                         (5,650)                (7,320)
     Purchase and retirement of common shares                                       (1,990)                  (666)
     Proceeds from exercise of stock options                                            18                     60
     Financing activities of discontinued operations                                     0                 (1,385)
                                                                                   -------                --------

        NET CASH USED IN FINANCING ACTIVITIES                                       (6,453)               (14,480)
                                                                                   -------                --------

Net increase (decrease) in cash and cash equivalents                                12,464                   (242)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                    5,250                  2,579
                                                                                   -------                -------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                        $17,714                 $2,337
                                                                                   =======                =======

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Continued)
                                   (UNAUDITED)
                                 (In Thousands)

                                                         1998            1997
                                                      ---------      ---------
Supplemental Disclosures of Cash Flow
   Information:
     Cash Paid During the Period For:
       Interest                                         $2,641          $3,731
       Taxes                                             5,202           2,300
                                                        ======          ======

Supplemental Schedule of Noncash Investing
   and Financing Activities:
        Noncash Investing Activities:
        Capital lease obligations                           $0            $511
                                                            ==            ====

(A) Changes in assets and liabilities for the nine months ended September 30, 1998 and 1997, net of effects from business disposal, are as follows:


Decrease in notes and accounts receivable, net          $2,736          $4,687
Decrease (increase) in inventories                        (285)            617
Decrease in prepaid expenses and other current assets       12              46
Decrease (increase) in deferred income taxes               226            (915)
Decrease (increase) in real property held for rental,
  net                                                   (5,234)          3,067
Increase in noncurrent notes receivable                    (55)         (1,510)
Increase in other assets                                  (175)            (39)
Decrease in accounts payable and accrued liabilities    (2,190)           (403)
Increase in income taxes payable                           625           3,526
Decrease in other long-term liabilities                    (59)           (272)
Discontinued operations - noncash charges and
 working capital changes                                     0             115
                                                       -------         -------

           Total                                       ($4,399)         $8,919
                                                       ========        =======

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

INVENTORIES

The components of inventory are as follows:

(In thousands)                     September 30, 1998       December 31, 1997
                                   ------------------       -----------------

Raw materials                            $1,936                  $1,959
Work in process                             318                     265
Finished goods                            1,725                   1,469
                                         ------                  ------
                                         $3,979                  $3,693
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

         At September 30, 1998 and December 31, 1997, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at September 30, 1998 (from a total of $7 million ) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         The Registrant is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. See Part II Other Information - Item 1. Legal Proceedings for a discussion of Rosatelli vs. United Capital Corp., et al. None of these matters are expected to result in a judgment having a material adverse effect on the Registrant's consolidated financial position or results of operations.

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

The following table sets forth the computation of basic and diluted earnings per share-


                                                       Three Months                               Nine Months
                                                    Ended September 30,                        Ended September 30,
                                                    -------------------                        -------------------

(In thousands, except per share data)                1998          1997                  1998                       1997
                                                     ----          ----                  ----                       ----

Numerator-
 Income from continuing operations                  $1,961        $1,071                $7,798                     $5,343
                                                    ------        ------                ------                     ------
Denominator-
 Denominator for basic earnings per
    share -weighted-average shares outstanding       5,203         5,285                 5,219                      5,289
Effect of dilutive securities-
 Employee stock options                                103            52                   120                         15
                                                    ------        ------                ------                     ------
 Denominator for diluted earnings per
    share-adjusted weighted-average shares
    and assumed conversions                          5,306         5,337                 5,339                      5,304
                                                    ------        ------                ------                     ------

Basic earnings per share                              $.38          $.20                 $1.49                      $1.01
                                                      ====          ====                 =====                      =====

Diluted earnings per share                            $.37          $.20                 $1.46                      $1.01
                                                      ====          ====                 =====                      =====

COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The Registrant's comprehensive income consists of unrealized gains and losses from investments in available-for-sale securities.


                                              Three Months            Nine Months
                                            Ended September 30      Ended September 30
                                            ------------------      ------------------

(In thousands)                             1998           1997      1998          1997
                                           ----           ----      ----          ----

Net income                                $1,961         $1,519    $12,647      $6,144

Other comprehensive income, net of tax:
Unrealized  holding  gains  (losses),
net of tax  benefit  (provision)  of
$252,  ($18),  $258 and ($22),
respectively                                (490)            35       (501)         43
                                          ------        -------    -------      ------

                                          $1,471         $1,554    $12,146      $6,187
                                          ======         ======    =======      ======

         The Registrant's portfolio of available for sale securities experienced a significant decline in market value at September 30, 1998, which management believed was temporary. As of October 30, 1998, the Registrant's portfolio of available for sale securities had fully recovered from this loss and reflected an unrealized gain of approximately $1 million.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS No. 131"), which establishes standards for the way that companies report information about operating segments in annual financial statements and requires that companies report selected information about operating segments in interim financial reports, based on the approach that management utilizes to organize the segments within the Registrant for management reporting and decision making. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and is not required to be applied to interim financial statements in the initial year of adoption. Financial statement disclosures for prior periods are required to be restated. The Registrant is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Registrant's consolidated results of operations, financial position or cash flows.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

         Revenues for the three month period ended September 30, 1998 were $13.9 million versus $14.4 million during the comparable period in 1997. Income from continuing operations for the third quarter of 1998 was $2.0 million or $.38 per share versus $1.1 million or $.20 per share during the comparable 1997 period.

         Revenues for the nine month period ended September 30, 1998 were $43.4 million resulting in income from continuing operations of $7.8 million or $1.49 per share versus revenues of $45.7 million and income from continuing operations of $5.3 million or $1.01 per share during the comparable 1997 period. On January 2, 1998, the Registrant completed the stock sale of D&M to AIL Systems Inc. for

$16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.93 per share on an after tax basis. Net income for the nine month period was $12.6 million or $2.42 per share in 1998 compared to net income of $6.1 million or $1.16 per share for the same period in 1997.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased $505,000 or 9% and $1.0 million or 6% respectively, for the three and nine month periods ended September 30, 1998 as compared to the comparable periods in 1997. These increases are due primarily to revenues associated with properties acquired in the current and prior year.

         Mortgage interest expense decreased $83,000 or 11% during the current quarter and $318,000 or 14% for the nine month period ended September 30, 1998, when compared to the corresponding periods in 1997. These decreases result from continuing mortgage amortization which approximated $4.8 million during the last 12 months, including repayments associated with properties sold during the period.

         Depreciation expense associated with rental properties decreased $107,000 or 7% during the three month period ended September 30, 1998 and $260,000 or 6%, during the first nine months of 1998 compared to the corresponding periods of 1997. These decreases are primarily due to reduced depreciation expense associated with properties sold, partially offset by depreciation expense on acquisitions.

         Operating expenses associated with the management of real estate properties decreased $313,000 or 17% during the current quarter as compared with the prior year quarter principally due to reductions in real estate taxes and utility expenses. For the nine months ended September 30, 1998 operating expenses associated with the management of real estate properties decreased $1.1 million as compared to the same period in 1997 principally due to a one time adjustment in the first quarter of 1998 associated with real estate tax abatements and reduced real estate taxes and utility expenses.

ENGINEERED PRODUCTS

         The Registrant's engineered products segment includes Metex Corporation and AFP Transformers, Inc. The operating results of the engineered products segment are as follows:

                                               Three Months              Nine Months
                                            Ended September 30,       Ended September 30,
                                            -------------------       -------------------

(In thousands)                              1998           1997       1998          1997
                                            ----           ----       ----          ----

Net Sales                                   $7,487        $8,488    $24,427       $27,692
                                            ======        ======    =======       =======

Cost of  Sales                              $5,084        $6,020    $16,965       $19,919
                                            ======        ======    =======       =======

Selling, General and Administrative
Expenses                                    $1,611        $1,695     $4,934        $5,271
                                            ======        ======    =======       =======

Income from Operations                        $792          $773     $2,528        $2,502
                                            ======        ======    =======       =======

         Net sales of the engineered products segment decreased $1.0 million or 12% for the current quarter and $3.3 million or 12% for the nine month period ended September 30, 1998 versus the corresponding prior year periods. The decrease in net sales was primarily due to continuing price competition and declining worldwide automotive sales.

         Cost of sales as a percentage of net sales decreased by approximately 3% and 2% respectively, for the three and nine month periods ended September 30, 1998 versus the corresponding periods in 1997. These decreases were due to a favorable market for stainless steel purchases, and a continued emphasis on cost reductions, productivity improvements and product mix.

         Selling, general and administrative expenses of the engineered products segment decreased $84,000 or 5% and $337,000 or 6%, respectively, during the quarter and nine month periods ended September 30, 1998 versus such costs of the comparable 1997 periods. These reductions are principally due to reduced selling expenses, primarily salary and salary related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not associated with manufacturing operations decreased by $185,000 and $127,000 respectively, for the three month and nine month periods ended September 30, 1998, versus the same periods in 1997. The decrease in the current quarter is due to nonrecurring items in the prior and current year. Absent the nonrecurring items, general and administrative expenses not associated with manufacturing operations approximated prior year amounts for the three months ended September 30, 1998. For the nine month periods, after adjusting for nonrecurring items in both the 1998 and 1997 periods, general and administrative expenses not associated with manufacturing operations decreased approximately $99,000 primarily due to lower salary and salary related expenses.

OTHER INCOME AND EXPENSE

         The components of other income and expense in the accompanying consolidated statements of income are as follows:


                                           Three Months         Nine Months
                                        Ended September 30,   Ended September 30,
                                        -------------------   -------------------

(In thousands)                          1998        1997      1998          1997
                                        ----        ----      ----          ----

Gain on sale of real estate assets       $546       $145     $4,420       $2,966

Loss from equity investments             (216)       (26)      (392)        (238)

Gain on sale of trading securities          0          0         75            0

Other                                    (118)         2       (107)          38
                                        -----       ----     ------       ------

                                         $212       $121     $3,996       $2,766
                                        =====       ====     ======       ======

LIQUIDITY AND CAPITAL RESOURCES

         The current liabilities of the Registrant have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. At September 30, 1998, the Registrant had positive working capital of approximately $6.3 million principally due to the sale of D&M on January 2, 1998 for $16 million in cash. A portion of these proceeds along with existing cash balances were utilized for general corporate purposes and to pay down debt of approximately $9.6 million, to purchase and retire common shares of approximately $2.0 million and for acquisitions of real property held for rental of approximately $7.4 million. It is anticipated that the remaining cash balances will be reinvested into the Registrant's businesses during 1998 and 1999; future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

         The Registrant's portfolio of available for sale securities experienced a significant decline in market value at September 30, 1998, resulting in a pretax unrealized holding loss of approximately $550,000. Management believed that this decline was temporary and as of October 30, 1998, the Registrant's portfolio of available for sale securities had fully recovered from this loss and reflected an unrealized gain of approximately $1 million.

         The Registrant's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Registrant will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable  and 50% of  eligible  inventory,  as  defined.  Eligibility  is also limited by amounts outstanding under the Term Loan. At September 30, 1998 eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Registrant was in compliance with all covenants at September 30, 1998. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Registrant's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. In January 1998, the Registrant paid all amounts outstanding under the Revolver. At September 30, 1998, $5.6 million was outstanding on the Term Loan.

         Also, the Registrant has an interest-rate swap agreement that effectively converts its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Registrant exchanged with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements.

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

         At September 30, 1998 and December 31, 1997 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Registrant received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at September 30, 1998 (from a total of $7 million) is in dispute with the Registrant's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Registrant will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

         In October 1998, the Registrant's Board of Directors authorized the repurchase of up to $5 million of the Registrant's common stock. Purchases will be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.

         The cash needs of the Registrant have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs and the cash required to repurchase the Registrant's common stock will also be satisfied from existing cash balances, ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, the sale, financing and refinancing of the Registrant's properties and from the third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS

         Total revenues of the Registrant decreased $2.2 million or 5% for the first nine months of 1998 versus such results of the comparable 1997 period principally due to a decline in revenues from the Registrant's engineered products segment. Income from continuing operations for the first nine months of 1998 was approximately $7.8 million or $1.49 per share versus $5.3 million or $1.01 per share during the same period in 1997.

         The results of the Registrant's real estate operations reflect a $2.7 million or 45% increase in operating profit for the first nine months of 1998, due to increased operating profit associated with 1997 and 1998 acquisitions and real estate tax abatements. The real estate segment was also favorably impacted by a 14% reduction in mortgage interest expense resulting from the repayment of approximately $4.8 million in mortgage indebtedness during the last twelve months. Mortgage amortization will continue to have a favorable impact on this segment and will reduce current mortgage indebtedness to zero in less than eight years.

         Where appropriate, management may use permanent long-term financing rather than its short-term revolving credit facility to finance its real estate acquisitions. In September 1998, the Registrant borrowed $5.1 million secured by a mortgage on two properties that the Registrant purchased in May 1998. These properties are leased for five years with option periods and the mortgage is self amortizing over the primary lease term, bearing interest at 6.66%. Future acquisitions of real estate may also be financed with self amortizing mortgages.

         The Registrant's engineered products segment posted a 12% decrease in revenues during the nine month period ended September 30, 1998, from the comparable 1997 period while operating profits increased slightly. The decrease in net sales was primarily due to continuing price competition and declining worldwide automotive sales. Operating profit as a percentage of sales has continued to increase principally due to a favorable market for stainless steel purchases, as well as an ongoing emphasis on cost reductions and productivity improvements. Management is aggressively pursuing new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. In addition, the results of this segments' transformer operations continue to reflect significant improvements over the prior year and management is hopeful to continue this trend.

Year 2000 Conversion

         The Registrant currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Registrant has undertaken the implementation in its manufacturing operations of a fully integrated Enterprise Resource Planning (ERP) software package. Although the ERP package was implemented for purposes other the remediating the Year 2000 issue, the ERP package is certified as Year 2000 compliant. As part of this implementation, which is on target for early 1999, the Registrant also believes that it has identified and addressed all its related Year 2000 hardware issues. The costs, if any, directly associated with Year 2000 compliance will not be material to its financial conditions or results of operations. Year 2000 issues are not significant to the Registrant's real estate operations. The Registrant believes that the potential for disruption of its business from Year 2000 issues as a result of significant third parties (banks, suppliers, customers) is minimal.
Substantially all of these third parties are among the largest and most sophisticated companies in the country and the Registrant is providing the data necessary for these companies to evaluate their Year 2000 issues.

         The Registrant believes that it has taken reasonable steps in preparing for the Year 2000 issue, but cannot ensure that all of its Year 2000 issues or those of its significant third parties will be resolved or addressed satisfactorily before the Year 2000 commences. Any resulting disruption could have an adverse impact on its business.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.

         In August 1996, Dennis Rosatelli, the Registrant's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his compliant to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Registrant believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Registrant in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998, the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to the Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint are unchanged. This action is in the early stages of pretrial discovery. The Registrant intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Registrant against his claims under his employment contract.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.  Financial Data Schedule
     (b)  Reports on Form 8-K.   None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED CAPITAL CORP.

Dated:  October 30, 1998            By: /s/Anthony J. Miceli
                                        ---------------------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Registrant