Form 10-K
period 1998-12-31
UNITED CAPITAL CORP /DE/
filed 1999-03-05
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                   December 31, 1998
                         -------------------------------------------------------
                                       or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to
                              --------------------------------------------------
Commission file number                         1-10104
                      ----------------------------------------------------------

                              UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)


                 Delaware                              04-2294493
----------------------------------------   -------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)

9 Park Place, Great Neck, New York                       11021
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip code)

Company's telephone number, including area code:          (516) 466-6464
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
----------------------------------     -----------------------------------------
          Common Stock                         American Stock Exchange
   (Par Value $.10 Per Share)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Company as of February 24, 1999 was approximately $27,932,000.

The number of shares of the Company's $.10 par value common stock outstanding as of February 24, 1999 was 5,047,147.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

ITEM 1.                    BUSINESS

General
-------

United Capital Corp. (the "Company"), incorporated in 1980 in the State of Delaware, currently has two industry segments:

1.                Real Estate Investment and Management.

2.                Manufacture and Sale of Engineered Products.

The Company also invests excess available cash in marketable securities and other financial instruments.

On January 2, 1998, the Company completed the sale of the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems Inc. ("AIL") for $16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million. The net assets and operating results of D&M are presented as a discontinued operation in the accompanying Consolidated Financial Statements for periods prior to the sale. (See Note 2, "Disposal of Operating Company" of Notes to Consolidated Financial Statements.)

Description of Business
-----------------------

                  Real Estate Investment and Management
                  -------------------------------------

The Company is engaged in the business of investing in and managing real estate properties and the making of high-yield, short-term loans secured by desirable properties. Most real estate properties owned by the Company are leased under net leases pursuant to which the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance and maintenance. The Company also owns properties that it manages which are operated by the City of New York as day-care centers and offices and other properties leased as department stores, hotels and shopping centers around the country. In addition, the Company owns properties available for sale and lease with the assistance of a consultant or a realtor working in the locale of the premises.

The majority of properties are leased to single tenants. Exclusive of the former D&M facility and the South Plainfield property reclassified to real property held for rental on December 20, 1998 (See Note 6, "Notes Receivable" of Notes to Consolidated Financial Statements), approximately 96% of the total square footage of the Company's properties are currently leased.

                  Engineered Products
                  -------------------

The Company's engineered products are manufactured through Metex Mfg. Corp. ("Metex") and AFP Transformers, Inc. ("AFP Transformers"), wholly-owned subsidiaries of the Company. The knitted wire products and components manufactured by Metex must function in adverse environments and meet rigid performance requirements. The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements and air, liquid and solid filtering devices.

Metex has been an original equipment manufacturer for the automobile industry since 1974 and presently supplies many automobile manufacturers with exhaust seals and components for use in exhaust emission control devices.

The Company also manufactures transformer products which are marketed under several brand names including AFP Transformers, Field Transformer, ISOREG and EPOXYCAST for a wide variety of industrial and research applications including machine power transformers, rectifier and inverter transformers and transformers for heating.

Sales by the engineered products segment to its three largest customers (each in excess of 10% of the segment's net sales) accounted for approximately 35% of the segment's sales for 1998. During 1997 sales to its three largest customers accounted for approximately 39% of the segment's sales.

                  Summary Financial Information
                  -----------------------------

The following table sets forth the revenues, operating income and identifiable assets of each continuing business segment of the Company for 1998, 1997 and 1996.

                                                      1998      1997      1996
                                                      ----      ----      ----
                                                           (in thousands)
Real Estate Investment and Management-
--------------------------------------

Rental revenues                                     $ 26,349   $24,042   $23,936
                                                    ========   =======   =======

Operating income                                    $ 12,133   $ 7,718   $ 6,195
                                                    ========   =======   =======

Identifiable assets, including corporate assets     $114,406   $95,080   $99,292
                                                    ========   =======   =======


Engineered Products-
--------------------

Net sales                                           $ 32,170   $36,204   $42,055
                                                    ========   =======   =======

Operating income                                    $  3,239   $ 3,419   $ 3,792
                                                    ========   =======   =======

Identifiable assets                                 $ 11,706   $11,432   $12,174
                                                    ========   =======   =======

                  Distribution
                  ------------

The Company's  manufactured products are distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

                  Product Methods and Sources of Raw Materials
                  --------------------------------------------

The Company's products are manufactured at its own facilities and a leased facility in Mexico. The Company purchases raw materials from a wide range of suppliers of such materials. Most raw materials purchased by the Company are available from several suppliers. The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 1999.

                  Patents and Trademarks
                  ----------------------

The Company owns several patents, patent licenses and trademarks. While the Company considers that in the aggregate its patents and trademarks used in the engineered products operations are significant to this segment, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of such patents or trademarks would materially affect its consolidated financial condition or results of operations.

                  Employees
                  ---------

At February 24, 1999, the Company employed approximately 300 persons. At December 31, 1998, approximately 185 of the Company's employees were covered by a collective bargaining agreement that expires in February 1999. While the Company believes that its relationship with its employees is good, it is currently negotiating a renewal to its labor contract. There can be no assurance that the labor contract will be renewed or the terms of any such renewal. Failure to renew this contract can result in a strike or other work stoppage that could have a material adverse effect on the Company's results of operations.

                  Competition
                  -----------

The Company competes with at least 20 other companies in the sale of engineered products. The Company emphasizes product performance and service in connection with the sale of these products. The principal competition faced by the Company results from the sales price of the products sold by its competitors.

                  Backlog
                  -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $2.1 million at December 31, 1998 and $2.2 million at December 31, 1997. It is anticipated that substantially all such 1998 backlog will be filled in 1999. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices or exhaust seals because of the manner in which customer orders are received.

                  Environmental Regulations
                  -------------------------

Federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have had and will continue to have a significant impact upon the operations of the Company. It is the policy of the Company to manage, operate and maintain its facilities in compliance, in all material respects, with applicable standards for the prevention, control and abatement of environmental pollution to prevent damage to the quality of air, land and resources.

The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Company estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000 including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Company that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10-year period. The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

Although the Company believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers have denied such coverage. Accordingly, the Company has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites (see
Item 3, "Legal Proceedings"). Upon the advice of counsel, the Company believes that based upon a present understanding of the facts and the present state of the law in New Jersey, it is probable that the Company will prevail in the pending litigation and thereby access all or a very substantial portion of the insurance coverage it claims; however, the ultimate outcome of litigation cannot be predicted.

At December 31, 1998 and 1997, a total of $2.9 million in anticipated insurance recoveries was recorded in the accompanying Consolidated Financial Statements, and included in other assets. Additionally, in 1995 the Company received $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1998 (from a total of $7 million) is in dispute with the Company's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and
Note 19, "Contingencies" of Notes to Consolidated Financial Statements. Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

In the opinion of management, these matters will be resolved favorably and such amounts, if any, not recovered under the Company's insurance policies will be paid gradually over a period of years and, accordingly, should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

ITEM 2.                    PROPERTIES

Real Property Held for Rental
-----------------------------

As of February 24, 1999 the Company owned 223 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Company's classification and gross carrying value of its properties at December 31, 1998 are as follows (dollars in thousands):

                                                Gross
                                               Carrying              Number of
       Description                               Value   Percentage  Properties
                                              ---------  ----------  ----------

Shopping centers and retail outlets           $ 72,331      51.6%        30
Commercial properties                           52,822      37.7%       142
Day-care centers and offices                     8,056       5.8%        12
Hotel properties                                 2,916       2.1%         2
Other                                            3,977       2.8%        40
                                              --------   ---------      ---

         Total                                $140,102     100.0%       226
                                              ========   =========      ===

                  Shopping Centers and Retail Outlets
                  -----------------------------------

Shopping centers and retail outlets include 20 department stores and other properties which are primarily leased under net leases. Taxes, maintenance and all other expenses of the properties are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 11 K-Mart stores and three Macy's stores, with a total of approximately 1,064,000, and 538,000, square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Macy's stores are located in the Pacific Coast region of the United States.

                  Commercial Properties
                  ---------------------

Commercial properties consist of properties leased as 90 restaurants, 26 Midas Muffler Shops, three convenience stores, nine office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 90 restaurants, located throughout the United States, include properties leased as Roy Rogers, Pizza Hut, Hardee's, Wendy's and Kentucky Fried Chicken. Included in commercial properties is the 90,000 square foot facility previously utilized in the Company's D&M business. This facility was retained by the Company and transferred to real property held for rental.

                  Day-Care Centers and Offices
                  ----------------------------

The ten day-care centers and two offices, which are located in New York City, are leased on a long-term basis, to the City of New York.

                  Hotel Properties
                  ----------------

The Company's two hotel properties are located in Georgia and California which are managed through a local on-site management company that is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1998 (dollars in thousands):

                                          Number               Gross
                                           of                 Carrying
                                       Properties              Value
                                  -----------------       ----------------

         Northeast                          119               $47,855
         Southeast                           37                24,196
         Midwest                             41                30,371
         Southwest                            9                 9,811
         Pacific Coast                       10                23,607
         Pacific Northwest                    5                   981
         Rocky Mountain                       5                 3,281
                                  -----------------       ----------------

                                            226              $140,102
                                  =================       ================

Manufacturing Facilities
------------------------

The Company's engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 53,000 square feet of floor space and also in a second facility at 206 Talmadge Road in Edison, New Jersey which has approximately 54,500 square feet of floor space. The Company owns these facilities together with the sites. In December 1998, Metex leased a manufacturing facility in Tijuana, Mexico with approximately 10,000 square feet of floor space. Production at this facility began in February 1999.

ITEM 3.                    LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.
----------------------------------

In August 1996, Dennis Rosatelli, the Company's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his complaint to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Company believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Company in May 1996 for cause. The matter was removed to the United States District Court, District of New Jersey in October 1996. In March 1998, the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to the Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint are unchanged. This action is in the early stages of pretrial discovery. The Company intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Company against his claims under his employment contract.

Metex Corporation vs. Affiliated FM Insurance Co., et al.
---------------------------------------------------------

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

In June 1995, the court dismissed, without prejudice, the New Durham site from this action. The court ruled that without a governmental directive to remediate the site no third-party liability exists and accordingly no coverage is available under the policies. The Company appealed the decision to the New Jersey Appellate Division which heard the case in February 1996. In April 1996, the Appellate Division issued a published ruling in favor of the Company reinstating the action as to the general liability insurance policies regarding both sites and remanded to the trial court to determine whether the umbrella and excess insurance policies should be similarly reinstated as to the New Durham Road site. In November 1996, the umbrella and excess insurance companies once again moved to dismiss the New Durham site. The motion to dismiss was argued and denied by the trial court on January 24, 1997. Pretrial discovery is nearing completion and a trial is expected later this year. The Company intends to continue to vigorously pursue this action.

Other Litigation
----------------

The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business.

None of the foregoing is expected to result in a judgment having a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK
               AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol AFP. The table below shows the high and low sales prices as reported in the composite transactions for the American Stock Exchange.

                                                  High                 Low
                                                -------              --------

1998            First quarter                   $26-1/2              $23-1/8
----
                Second quarter                   23-3/4               20-1/2
                Third quarter                    24-1/4               17
                Fourth quarter                   18-7/8               14

1997            First quarter                   $12-7/8              $8-3/8
----
                Second quarter                   20-1/2               12-5/8
                Third quarter                    17-5/8               15
                Fourth quarter                   29                   17-1/8

As of February 24, 1999, there were approximately 500 record holders of the Company's Common Stock. The closing sales price for the Company's Common Stock on such date was $18 1/8. The Company has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors, however in view of potential working capital needs and in order to finance future growth and as a result of certain restrictions in the Company's Credit Agreement, it is unlikely that the Company will pay any cash dividends on its Common Stock in the near future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

                                                      1998           1997            1996            1995            1994
                                                   --------        --------        --------        --------        ---------
                                                                    (in thousands except per share amounts)

Total revenues (1)                                 $ 58,519        $ 60,246        $ 65,991        $ 64,340        $ 57,499
                                                   ========        ========        ========        ========        ========

Income from continuing operations                  $ 10,583        $  7,465        $  6,634        $  3,910        $  4,158
                                                   ========        ========        ========        ========        ========

Income from continuing operations
     per basic common share (2)                    $   2.03        $   1.41        $   1.21        $    .67        $    .68
                                                   ========        ========        ========        ========        ========

Total assets, end of year                          $126,112        $113,353        $116,761        $110,366        $120,404
Total liabilities, end of year                       73,694          75,873          87,186          84,137          87,623
Stockholders' equity, end of year                    52,418          37,480          29,575          26,229          32,781
                                                   ========        ========        ========        ========        ========


Notes to Selected Consolidated Financial Data
---------------------------------------------

(1)               Certain reclassifications have been reflected in the financial
                  data  to   conform   prior   years'   data   to  the   current
                  classifications.

(2) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1, "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1998 and 1997
-----------------------------------

                  General
                  -------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the description of the Company's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

The total revenues generated by the Company during 1998 were $58.5 million versus $60.2 million in 1997. Income from continuing operations for 1998 was $10.6 million or $2.03 per basic share, a 44% increase over 1997 earnings per basic share of $1.41. Income from continuing operations during 1997 was $7.5 million. Income from the disposal of discontinued operations, net of tax for 1998, was $4.8 million or $.93 per basic share versus income from discontinued operations of $1 million or $.19 per basic share in 1997. Net income increased to $15.4 million or $2.96 per basic share in 1998 versus $8.5 million or $1.60 per basic share in 1997, an 85% increase in earnings per share.

               Real Estate Operations
               ----------------------

Rental revenues from real estate operations during 1998 increased $2.3 million or 10% over those of the prior year. This increase is primarily due to revenues associated with properties acquired in the current and prior year.

Mortgage interest expense for 1998 decreased by $397,000 as compared to such expense incurred during 1997. This decrease of 13% results from the continuing amortization of mortgages during the current year, including repayments associated with properties sold. Additionally, the Company refinanced three mortgages in 1998 with a total principal value of approximately $12.3 million, reducing the weighted average interest rate on these three mortgages from 10.26% to 6.56%.

Depreciation expense associated with real properties held for rental decreased approximately $308,000 or 5% from such expense incurred in the preceding year. This decrease is primarily attributable to properties sold, partially offset by depreciation expense on acquisitions.

Other operating expenses associated with the management of real properties decreased approximately $1.4 million during 1998 versus such expenses incurred in 1997. This decrease is principally due to a one time adjustment in 1998 associated with real estate tax abatements.

               Engineered Products
               -------------------

The Company's engineered products segment includes Metex Mfg. Corp. and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31 follows-

                                                              1998       1997
                                                            -------    --------
                                                              (in thousands)

        Net sales                                           $32,170    $36,204
                                                            =======    =======

        Cost of sales                                       $22,260    $25,972
                                                            =======    =======

        Selling, general and administrative expenses        $ 6,671    $ 6,813
                                                            =======    =======

        Income from operations                              $ 3,239    $ 3,419
                                                            =======    =======

Net sales of the engineered products segment were $32.2 million, an 11% decrease from prior year's revenues. This decrease resulted primarily from continued price competition and declining worldwide automotive sales. Management has continued to aggressively pursue new revenue opportunities including new geographical markets for its existing products as well as new applications for its core technologies.

Cost of sales as a percentage of net sales decreased approximately 3% between 1997 and 1998. This decline is primarily due to a favorable market for stainless steel purchases, and a continued emphasis on cost reductions, productivity improvements and product mix.

Selling, general and administrative expenses of the engineered products segment decreased $142,000 or 2% during 1998, as compared to such costs in 1997. This reduction is principally due to reduced selling expenses, primarily salary and salary related expenses.

               General and Administrative Expenses
               -----------------------------------

General and administrative expenses not associated with the manufacturing operations increased approximately $768,000 during 1998 as compared to such expenses incurred in the preceding year primarily due to an increase in professional fees.

               Other Income and Expense, Net
               -----------------------------

Other income and expense, net for 1998 increased approximately $1.8 million from $3.2 million in 1997 to $5.0 million in 1998. The increase is principally due to an increase in gain on the sale of real estate properties of approximately $2.0 million partially offset by increases in other net expenses.

Results of Operations 1997 and 1996
-----------------------------------

Total revenues generated by the Company during 1997 were $60.2 million, a decrease of $5.8 million from total 1996 revenues of $66 million. Income from continuing operations for the period was $7.5 million or $1.41 per basic share as compared to income from continuing operations of $6.6 million or $1.21 per basic share for 1996. Income from discontinued operations for 1997 was $1 million or $.19 per basic share versus a loss of ($797,000) or ($.15) per basic share in 1996. Net income increased to $8.5 million or $1.60 per basic share in 1997 versus $5.8 million or $1.06 per basic share in 1996.

               Real Estate Operations
               ----------------------

Rental revenues from real estate operations during 1997 increased $106,000 or less than 1% over those of 1996. Revenues from new property additions and a one-time adjustment for percentage rents on certain properties offset the reduction in revenues resulting from properties sold.

Mortgage interest expense for 1997 decreased by $613,000 as compared to such expense incurred during 1996. This decrease of 17% results from the continuing amortization of mortgages which approximated $5.1 million during the current year, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $521,000 or 8% from such expense incurred in 1996. This decrease is primarily attributable to properties sold in 1997 and 1996.

Other operating expenses associated with the management of real properties decreased approximately $283,000 during 1997 versus such expenses incurred in 1996. This decrease is primarily attributable to costs associated with properties sold, reductions in legal expenses from the prior year, and certain cost reductions and capital improvements implemented in 1996.

               Engineered Products
               -------------------

The Company's engineered products segment includes Metex Mfg. Corporation and AFP Transformers, Inc. The operating results of the engineered products segment for the years ended December 31 follows-

                                                              1997        1996
                                                            -------      -------
                                                              (in thousands)

          Net sales                                         $36,204      $42,055
                                                            =======      =======

          Cost of sales                                     $25,972      $30,891
                                                            =======      =======

          Selling, general and administrative expenses      $ 6,813      $ 7,372
                                                            =======      =======

          Income from operations                            $ 3,419      $ 3,792
                                                            =======      =======

Net sales of the engineered products segment were $36.2 million, a decrease of $5.9 million versus such sales in 1996. This decrease resulted primarily from increased price competition and declining worldwide automotive sales.

Cost of sales as a percentage of net sales decreased approximately 2% between 1996 and 1997. This decline is primarily due to continued management focus on cost containment as well as product mix.

Selling, general and administrative expenses ("SG&A") of the engineered products segment decreased $559,000 or 8% during 1997, as compared to such costs in 1996. While sales decreased approximately 14% in 1997 as compared to 1996, the 8% decline in SG&A expenses reflects management's commitment to increasing sales in this segment.

               General and Administrative Expenses
               -----------------------------------

General and administrative expenses not associated with the manufacturing operations decreased approximately $595,000 during 1997 as compared to such expenses incurred in 1996. This decrease is primarily due to lower compensation and related expenses.

               Other Income and Expense, Net
               -----------------------------

Other income and expense, net for 1997 decreased approximately $1.5 million from $4.8 million in 1996 to $3.3 million in 1997. The decrease is principally due to a nonrecurring gain of $1.4 million in 1996 resulting from the settlement of all claims from an investment that was principally written off in 1990 and a reduction in gains on the sale of real estate properties of approximately $438,000 partially offset by a reduction of other net expenses.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had positive working capital of approximately $10.2 million principally due to the sale of D&M on January 2, 1998 for $16 million in cash. (See Note 2, "Disposal of Operating Company" of Notes to Consolidated Financial Statements.) A portion of these proceeds along with existing cash balances were utilized for general corporate purposes and to pay down debt of approximately $5.0 million, to purchase and retire common shares of approximately $3.9 million and for acquisitions of real property held for rental of approximately $15.9 million. It is anticipated that the remaining cash balances will be reinvested into the Company's businesses during 1999. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

The Company's portfolio of available for sale securities had a fair market value
of  approximately  $14.3  million  at  December  31,  1998,   reflecting  pretax
unrealized holding gains of approximately $4.5 million.

The Company's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Company will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At December 31, 1998, eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 1998. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the

London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. At December 31, 1998, there were no amounts outstanding under the Revolver and $5.3 million was outstanding on the Term Loan.

The Company entered into an interest-rate swap agreement to effectively convert its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Company agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements.

The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Company. However, the ultimate outcome of litigation cannot be predicted. To date settlements have been reached with several carriers in this matter.

At December 31, 1998 and December 31, 1997 a total of $2.9 million in anticipated insurance recoveries has been recorded in the accompanying Consolidated Financial Statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance proceeds. The remaining balance of $2.9 million at December 31, 1998 (from a total of $7 million) is in dispute with the Company's insurance carriers as more fully discussed in Item 3 "Legal Proceedings" and Note 19, "Contingencies" of Notes to Consolidated Financial Statements. Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional $5 million of the Company's common stock. Purchases will be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.

The cash needs of the Company have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs and the cash required to repurchase the Company's common stock will also be satisfied from existing cash balances, ongoing operations and additional borrowings on the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, the sale, financing and refinancing of the Company's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

In addition to the acquisition of properties for consideration consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's equity securities. The Company may also finance acquisitions of other companies in the future with borrowings from institutional lenders and/or the public or private offerings of debt or equity securities.

Funds of the Company in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, other financial instruments, certificates of deposit and government securities.

Market Risk
-----------

The Company's interest income and expense are most sensitive to changes in the general levels of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents. The Company's available-for-sale securities consist of U.S. investments in both common and preferred equity issues and are subject to the fluctuations in U.S. stock markets. All of the Company's mortgages payable are fixed rate and self amortizing from the net cash flow on the underlying properties. The Company's term loan debt is variable rate but is effectively hedged by an interest-rate swap agreement, whose notional amount matches the principal balance of the variable rate debt it hedges.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as the European, South American and Asian markets. Substantially all of the Company's sales are denominated in U.S. dollars and the Company's operating results are not materially exposed to changes in exchange rates. The Company's manufacturing operations utilize various metal commodities (principally stainless steel) in the manufacturing process. Global competition has stabilized or reduced prices in the key metals used in the Company's manufacturing processes. While key metals purchased from foreign entities are generally denominated in U.S. dollars, fluctuations in the suppliers' local currencies may have some impact on materials pricing. The Company is unable to quantify the effects of such fluctuations, however, it does enter into purchase commitments for certain key metals that generally do not exceed twelve months and tend to minimize short-term currency fluctuations. The Company's financial results, however, could be significantly affected by fluctuations in metals pricing. The following is a tabular presentation of quantitative market risks at December 31, 1998:

                                                          Principal (Notional) Amount by Expected Maturity
                                                ------------------------------------------------------------------     Fair
                                                                                                  There-               Value
(dollars in thousands)                           1999       2000     2001    2002       2003      after     Total    12/31/98
------------------------------------------------------------------------------------------------------------------------------

Assets

Available-for-sale securities,
principally equity securities                   $14,290        0        0        0         0         0     $14,290   $14,290
Mortgage notes receivable                        $2,121      $34      $18     $364       $18      $159      $2,714    $2,763
Average Interest Rate                             12.9%      10%      10%      10%       10%       10%

Liabilities

Long-term Debt, including Current Portion
Fixed Rate                                       $5,875   $5,886   $5,365   $4,868    $4,195    $6,615     $32,804   $32,705
Average Interest Rate                             7.76%    7.71%    7.60%    7.44%     7.43%     7.19%

Variable Rate                                    $1,400   $1,400   $1,400   $1,050         0         0      $5,250    $5,250
Average Interest Rate-LIBOR
     +1.40%                                       6.71%    6.71%    6.71%    6.71%

Interest Rate Derivative Financial
Instruments Related to Variable Rate Debt

Interest Rate Swaps
     Pay Fixed/Receive Variable                  $1,400   $1,400   $1,400   $1,050         0         0      $5,250    ($125)
     Average Pay Rate                             7.75%    7.75%    7.75%    7.75%
     Average Receive Rate                         6.71%    6.71%    6.71%    6.71%


Business Trends
---------------

Total 1998 revenues of the Company decreased approximately $1.7 million or 3% from 1997 levels to $58.5 million. The reduction in revenues is attributable to revenue reductions in the engineered products segment as real estate operations posted a 10% increase in revenues. Income from continuing operations increased to $10.6 million in 1998 from $7.5 million in 1997 principally due to an increase in operating profit of the Company's real estate operations partially offset by reduced operating profit in the engineered products segment resulting from the reduction in revenues and an increase in general corporate expenses.

The results of the Company's real estate operations reflect an increase in operating profit of $4.4 million on a revenue increase of $2.3 million. The increase in operating profits is primarily attributable to operating profits associated with properties acquired in 1997 and 1998, a nonrecurring adjustment for real estate tax abatements, reduced interest expense from continued amortization of mortgage indebtedness, and lower depreciation expense associated with properties sold in the prior year. Continuing lease renewals and mortgage amortization will continue to have a positive effect upon the revenues and operating profit of this segment.

Where appropriate, management may use permanent long-term financing rather than its short-term revolving credit facility to finance its real estate acquisitions. In September 1998, the Company borrowed $5.1 million secured by a mortgage on two properties that the Company purchased in May 1998. These properties are leased for five years with option periods and the mortgage is self amortizing over the primary lease term, bearing interest at 6.66%. Future acquisitions of real estate may also be financed with self amortizing mortgages.

The Company's engineered products segment posted an 11% decrease in revenues during the twelve months ended December 31, 1998, from the comparable 1997 period while operating profits decreased approximately 5%. The decrease in net sales was primarily due to continuing price competition and declining worldwide automotive sales. Operating profit as a percentage of sales decreased less than the reduction in revenues principally due to a favorable market for stainless steel purchases, as well as an ongoing emphasis on cost reductions and productivity improvements. Sales in 1999 are anticipated to approximate 1998 levels; however, management is aggressively pursuing new sales opportunities including new geographical markets for its existing products and new applications for its core technologies. In addition, the results of this segments' transformer operations have continued to reflect significant improvements over the prior year and management is hopeful to continue this trend.

At December 31, 1998, approximately 185 of the Company's employees were covered by a collective bargaining agreement that expires in February 1999. While the Company believes that its relationship with its employees is good it is currently negotiating a renewal to its labor contract. There can be no assurance that the labor contract will be renewed or the terms of any such agreement. Failure to renew this contract can result in a strike or other work stoppage that could have a material effect on the Company's results of operations.

Year 2000 Conversion
--------------------

The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Company has undertaken the implementation in its manufacturing operations of a fully integrated Enterprise Resource Planning (ERP) software package. Although the ERP package was implemented for purposes other than remediating the Year 2000 issue, the ERP package is certified as Year 2000 compliant. As part of this implementation, which was completed in December 1998, the Company also believes that it has identified and addressed all its related Year 2000 hardware issues. The Company believes that the costs, if any, directly associated with Year 2000 compliance will not be material to its financial conditions or results of operations. Year 2000 issues are not significant to the Company's real estate operations. Substantially all third parties (banks, suppliers, customers) for which the Company has a business relationship are among the largest and most sophisticated companies in the country and the Company is providing the data necessary for these companies to evaluate their Year 2000 issues.

The Company believes that it has taken reasonable steps in preparing for the Year 2000 issue, but cannot ensure that all of its Year 2000 issues or those of its significant third parties will be resolved or addressed satisfactorily before the Year 2000 commences. Any resulting disruption could have a material adverse impact on its business.

Forward Looking Statements
--------------------------

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty including without limitation the statements expressed under "Business Trends" and "Year 2000 Conversion" above. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statements and Schedules and Reports on Form 8-K" and are contained in this Form 10-K, beginning on page F-1.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders under the captions "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 14, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
               REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements. The following Consolidated Financial Statements and Consolidated Financial Statement Schedules of the Company are included in this Form 10-K at the pages indicated:

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                    Page
                                                                    ----

         Report of Independent Public Accountants                   F-1
         Consolidated Balance Sheets as of December 31, 1998
              and 1997                                              F-2
         Consolidated Statements of Income for the Years            F-3
              Ended December 31, 1998, 1997 and 1996                to F-4
         Consolidated Statements of Stockholders' Equity and
              Comprehensive Income for the Years Ended
              December 31, 1998, 1997 and 1996                      F-5
         Consolidated Statements of Cash Flows for the              F-6
              Years Ended December 31, 1998, 1997 and 1996          to F-7
         Notes to Consolidated Financial Statements                 F-8
                                                                    to F-27
     (2) Consolidated Financial Statement Schedules

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.

(c) Exhibits

      3.1. Amended and restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1993).

      3.2. By-laws of the Company (incorporated by reference to exhibit 3 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1980).

    *10.1.        1988 Incentive Stock Option Plan of the Company, as amended.

    *10.2.        1988 Joint Incentive and  Non-Qualified  Stock Option Plan, as
amended.

     10.3. Employment Agreement dated as of January 1, 1990 by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit
10.9 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1989).

     10.4. Amendment dated as of December 3, 1990 to Employment Agreement dated as of January 1, 1990, by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit 10.10 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1990).

     10.5. Amendment dated as of June 8, 1993 to Employment Agreement dated as of January 1, 1990 by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit 10.5 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1993).

     10.6. Revolving Credit Agreement dated as of January 15, 1997 and as amended September 29, 1997 and January 2, 1998, with the financial parties thereto (incorporated by reference to exhibit 10.6 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1997).

   * 10.7.        Amendments  dated as of October 5, 1998 and  December 31, 1998 to Revolving Credit Agreement.

     10.8. Stock Purchase Agreement, dated as of November 20, 1997 by and among AIL Systems Inc., United Capital Corp. and Metex Corporation (incorporated by reference to exhibit 10.7 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1997).

     *21.         Subsidiaries of the Company

     *23.         Accountants'  consent to the  incorporation  by  reference  in
Company's Registration Statements on Form S-8 of the Report of Independent Public Accountants included herein.

     *27.         Financial Data Schedule

-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED CAPITAL CORP.


Dated:  February 24, 1999                By: /s/ A.F. Petrocelli
        -----------------                    -------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated:  February 24, 1999                By: /s/ A.F. Petrocelli
        -----------------                    -----------------------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Dated:  February 24, 1999                By: /s/ Howard M. Lorber
        -----------------                    -----------------------------------
                                                  Howard M. Lorber
                                                  Director

Dated:  February 24, 1999                By: /s/ Anthony J. Miceli
        -----------------                    -----------------------------------
                                                  Anthony J. Miceli
                                                  Chief Financial Officer,
                                                  Chief Accountant, Secretary
                                                  and Director

Dated:  February 24, 1999                By: /s/ Arnold S. Penner
        -----------------                    -----------------------------------
                                                  Arnold S. Penner
                                                  Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
     and Stockholders of

          United Capital Corp.:


We have audited the accompanying consolidated balance sheets of United Capital Corp. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Capital Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                               /S/ ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 11, 1999

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997
          ------------------------------------------------------------

                                 (In Thousands)
                                 --------------


                                      ASSETS                                                    1998             1997
                                      ------                                                    ----             ----

CURRENT ASSETS:
     Cash and cash equivalents                                                              $  8,154          $  5,250
     Marketable securities                                                                    14,290               355
     Notes and accounts receivable, net of allowance for doubtful
         accounts of $390 and $326, respectively                                               7,819            11,319
     Inventories                                                                               4,339             3,693
     Prepaid expenses and other current assets                                                   209               292
     Deferred income taxes                                                                         0             1,219
     Net current assets of discontinued operations                                                 0             4,492
                                                                                            --------          --------

                                Total current assets                                          34,811            26,620
                                                                                            --------          --------

PROPERTY, PLANT AND EQUIPMENT, net                                                             4,686             4,299


REAL PROPERTY HELD FOR RENTAL, net                                                            71,437            58,578


NONCURRENT NOTES RECEIVABLE                                                                      593             7,356


OTHER ASSETS                                                                                  11,296            11,185


DEFERRED INCOME TAXES                                                                          3,289             2,966


NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                                   0             2,349
                                                                                            --------          --------

                                Total assets                                                $126,112          $113,353
                                                                                            ========          ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY                        1998              1997
                                  ------------------------------------                        ----              ----


 CURRENT LIABILITIES:
    Current maturities of long-term debt                                                   $  5,875           $  5,232
    Borrowings under credit facilities                                                        1,400              6,000
    Accounts payable and accrued liabilities                                                 10,821             14,129
    Income taxes payable                                                                      6,355              5,872
    Deferred income taxes                                                                       152                  0
                                                                                           --------           --------

                            Total current liabilities                                        24,603             31,233


LONG-TERM LIABILITIES:
    Borrowings under credit facilities                                                        3,850              5,250
    Long-term debt                                                                           26,929             26,560
    Other long-term liabilities                                                              18,312             12,830
                                                                                           --------           --------

                            Total liabilities                                                73,694             75,873
                                                                                           --------           --------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Common stock $.10 par value, authorized 7,500 shares;
        issued and outstanding 5,148 and 5,286 shares, respectively                             515                528
    Additional paid-in capital                                                                3,536              6,819
    Retained earnings                                                                        45,429             29,997
    Accumulated other comprehensive income, net of tax                                        2,938                136
                                                                                           --------           --------

                            Total stockholders' equity                                       52,418             37,480
                                                                                           --------           --------

                            Total liabilities and stockholders' equity                     $126,112           $113,353
                                                                                           ========           ========


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                      (In Thousands, Except Per Share Data)
                      -------------------------------------



                                                                          1998                1997               1996
                                                                          ----                ----               ----

REVENUES:
     Net sales                                                          $ 32,170           $ 36,204           $ 42,055
     Rental revenues from real estate operations                          26,349             24,042             23,936
                                                                        --------           --------           --------

                                Total revenues                            58,519             60,246             65,991
                                                                        --------           --------           --------

COSTS AND EXPENSES:
     Cost of sales                                                        22,260             25,972             30,891
     Real estate operations-
         Mortgage interest expense                                         2,661              3,058              3,671
         Depreciation expense                                              5,530              5,838              6,359
         Other operating expenses                                          6,025              7,428              7,711
     General and administrative expenses                                   6,057              5,038              5,798
     Selling expenses                                                      3,712              4,104              4,498
                                                                        --------           --------           --------

                                Total costs and expenses                  46,245             51,438             58,928
                                                                        --------           --------           --------

                                Operating income                          12,274              8,808              7,063
                                                                        --------           --------           --------

OTHER INCOME (EXPENSE):
     Interest income                                                       1,961              2,613              1,108
     Interest expense                                                       (962)            (1,408)              (929)
     Other income and expense, net                                         5,035              3,262              4,801
                                                                        --------           --------           --------

                                Total other income                         6,034              4,467              4,980
                                                                        --------           --------           --------

     Income from continuing operations before
         income taxes                                                     18,308             13,275             12,043

     Provision for income taxes                                            7,725              5,810              5,409
                                                                        --------           --------           --------

     Income from continuing operations                                    10,583              7,465              6,634
                                                                        --------           --------           --------

                                                                                     1998                1997                1996
                                                                                     ----                ----                ----


DISCONTINUED OPERATIONS:
     Operating income (loss), net of tax (provision)
         benefit of ($635) in 1997 and $413 in 1996                                $        0          $   1,016          ($    797)
     Gain on disposal of discontinued operations, net
         of tax provision of $3,700                                                     4,849                  0                  0
                                                                                   ----------          ---------          ---------

     Income (loss) from discontinued operations                                         4,849              1,016               (797)
                                                                                   ----------          ---------          ---------

     Net income                                                                    $   15,432          $   8,481          $   5,837
                                                                                   ==========          =========          =========


BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Income from continuing operations                                             $     2.03          $    1.41          $    1.21
     Discontinued operations                                                              .93                .19               (.15)
                                                                                   ----------          ---------          ---------

     Net income per common share                                                   $     2.96          $    1.60          $    1.06
                                                                                   ==========          =========          =========


DILUTED EARNINGS (LOSS) PER COMMON
  SHARE:
     Income from continuing operations                                             $     2.00          $    1.40          $    1.20
     Discontinued operations                                                              .92                .19               (.14)
                                                                                   ----------          ---------          ---------

     Net income per common share assuming dilution                                 $     2.92          $    1.59          $    1.06
                                                                                   ==========          =========          =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-4

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
    ------------------------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                 (In Thousands)
                                 --------------

                                                                                       Common Stock Issued              Additional
                                                                                  -----------------------------         Paid-in
                                                                                     Shares            Amount           Capital
                                                                                  -----------        -----------       -----------
BALANCE - December 31, 1995                                                         5,606               $561             $10,100

     Purchase and retirement of common shares                                        (425)               (43)             (3,575)
     Proceeds from the exercise of stock options                                      165                 16                 891
     Net income                                                                         0                  0                   0
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $28                                                    0                  0                   0
         Change in minimum pension liability, net of tax provision of $85               0                  0                   0


     Comprehensive income                                                         -----------        -----------       -----------

BALANCE--December 31, 1996                                                          5,346                534               7,416
                                                                                  -----------        -----------       -----------

     Purchase and retirement of common shares                                         (67)                (7)               (659)
     Proceeds from the exercise of stock options                                        7                  1                  62
     Net income                                                                         0                  0                   0
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $14                                                    0                  0                   0


     Comprehensive income                                                         -----------        -----------       -----------

BALANCE--December 31, 1997                                                          5,286                528               6,819
                                                                                  -----------        -----------       -----------

     Purchase and retirement of common shares                                        (189)               (18)             (3,846)
     Proceeds from the exercise of stock options                                       51                  5                 563
     Net income                                                                         0                  0                   0
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $1,444                                                 0                  0                   0


     Comprehensive income                                                         -----------        -----------       -----------

BALANCE--December 31, 1998                                                          5,148               $515              $3,536
                                                                                  ===========        ===========       ===========

                                                                                         Accumulated
                                                                                            Other         Total
                                                                          Retained      Comprehensive  Stockholders'   Comprehensive
                                                                          Earnings          Income        Equity           Income
                                                                         ------------   -------------  -------------   ------------

BALANCE - December 31, 1995                                                $15,679         ($111)        $26,229

     Purchase and retirement of common shares                                    0             0          (3,618)
     Proceeds from the exercise of stock options                                 0             0             907
     Net income                                                              5,837             0           5,837          $5,837
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $28                                             0            54              54              54
         Change in minimum pension liability, net of tax provision of $85        0           166             166             166
                                                                                                                       ----------
                                                                                                                          $6,057
     Comprehensive income                                                ------------   -----------    -------------   ==========


BALANCE--December 31, 1996                                                  21,516           109          29,575
                                                                         ------------   -----------    -------------

     Purchase and retirement of common shares                                    0             0            (666)
     Proceeds from the exercise of stock options                                 0             0              63
     Net income                                                              8,481             0           8,481          $8,481
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $14                                             0            27              27              27
                                                                                                                       ----------
                                                                                                                          $8,508
     Comprehensive income                                                ------------   -----------    -------------   ==========


BALANCE--December 31, 1997                                                  29,997           136          37,480
                                                                         ------------   -----------    -------------

     Purchase and retirement of common shares                                    0             0          (3,864)
     Proceeds from the exercise of stock options                                 0             0             568
     Net income                                                             15,432             0          15,432         $15,432
     Other comprehensive income, net of tax-
         Change in net unrealized gain on available-for-sale securities,
         net of tax provision of $1,444                                          0         2,802           2,802           2,802
                                                                                                                       ----------
                                                                                                                         $18,234
     Comprehensive income                                                ------------   -----------    -------------   ==========


BALANCE--December 31, 1998                                                 $45,429        $2,938         $52,418
                                                                         ============   ===========    =============

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                 (In Thousands)
                                 --------------

                                                                                              1998          1997          1996
                                                                                            --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $ 15,432      $  8,481      $  5,837
                                                                                            --------      --------      --------
     Adjustments to reconcile net income
         to net cash provided by operating activities-
              Gain on sale of discontinued operations, net of tax                             (4,849)            0             0
              Purchase of trading securities                                                  (5,891)            0             0
              Proceeds from sale of trading securities                                         5,966             0             0
              Depreciation and amortization                                                    6,566         6,657         7,246
              Loss from equity investments                                                       402           263             0
              Gain on sale of trading securities                                                 (75)            0             0
              Changes in assets and liabilities, net of effects from
                  business disposals (A)                                                     (10,589)       11,313        (9,257)
                                                                                            --------      --------      --------

                                Total adjustments                                             (8,470)       18,233        (2,011)
                                                                                            --------      --------      --------

                                Net cash provided by operating activities                      6,962        26,714         3,826
                                                                                            --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations                                            16,000             0             0
     Investments in and advances to affiliates                                                  (237)       (5,395)            0
     Purchase of available-for-sale securities                                                (9,690)            0          (147)
     Acquisition of property, plant and equipment                                             (1,846)         (806)         (735)
     Investing activities of discontinued operations                                               0          (569)         (261)
                                                                                            --------      --------      --------

                                Net cash provided by (used in) investing activities            4,227        (6,770)       (1,143)
                                                                                            --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage commitments, notes
         and loans                                                                           (18,141)       (6,715)      (13,046)
     Proceeds from mortgage commitments, notes and loans                                      19,153             0         1,025
     Net (repayments) borrowings under credit facilities                                      (6,000)       (8,570)       12,035
     Purchase and retirement of common shares                                                 (3,865)         (666)       (3,618)
     Proceeds from the exercise of stock options                                                 568            63           907
     Financing activities of discontinued operations                                               0        (1,385)         (582)
                                                                                            --------      --------      --------

                                Net cash used in financing activities                         (8,285)      (17,273)       (3,279)
                                                                                            --------      --------      --------

                                Net increase (decrease) in cash and
                                    cash equivalents                                           2,904         2,671          (596)

CASH AND CASH EQUIVALENTS, BEGINNING OF
     YEAR                                                                                      5,250         2,579         3,175
                                                                                            --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $  8,154      $  5,250      $  2,579
                                                                                            ========      ========      ========

                                                                                               1998         1997        1996
                                                                                            --------     --------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
         Cash paid during the year for-
              Interest                                                                      $  3,640     $  4,832     $ 4,734
              Taxes                                                                            7,874        3,655       2,876
                                                                                            ========     ========     =======

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
         Noncash Investing Activities-
              Capital Lease Obligations                                                     $      0     $    511     $     0
                                                                                            ========     ========     =======



             (A) Changes in assets and liabilities for the years ended December 31, 1998, 1997 and 1996, net of effects from business disposal are as follows-


                                                                                               1998         1997        1996
                                                                                            --------     --------     -------

                  Decrease (increase) in notes and accounts
                       receivable, net                                                      $  3,500     $  7,425     ($7,597)
                  Decrease (increase) in inventories                                            (646)         659         (77)
                  Decrease (increase) in prepaid expenses and
                       other current assets                                                       84          414        (173)
                  Increase in deferred income taxes                                             (395)        (958)     (1,115)
                  Decrease (increase) in real property held for
                       rental, net                                                           (17,965)       1,275        (228)
                  Decrease (increase) in noncurrent notes receivable                           6,763       (1,424)     (2,308)
                  Increase in other assets                                                      (277)        (257)     (1,464)
                  Increase (decrease) in accounts payable and
                       accrued liabilities                                                    (3,918)          16        (665)
                  Increase (decrease) in income taxes payable                                 (3,217)       1,635         557
                  Increase in other long-term liabilities                                      5,482        1,810       3,184
                  Discontinued operations - noncash charges and working capital changes            0          718         629
                                                                                            --------     --------     -------

                                Total                                                       ($10,589)    $ 11,313     ($9,257)
                                                                                            ========     ========     =======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------

                 (In Thousands, Except Share And Per Share Data)
                 -----------------------------------------------


(1)      SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:
         --------------------

              Nature of Business-
              -------------------

                  United Capital Corp. (the "Company") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of engineered products.

              Principles of Consolidation-
              ----------------------------

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

              Income Recognition --
              Real Estate Operations-
              -----------------------

                  The Company leases substantially all of its properties to tenants under net leases. Under this type of lease, the tenant is obligated to pay all operating costs of the property including real estate taxes, insurance and repairs and maintenance. Rental income is recognized based on the terms of the leases. Certain lease agreements provide for additional rent based on a percentage of tenants' sales. Such additional rents are recorded as income when they can be reasonably estimated. Gains on sales of real estate assets are recorded when the gain recognition criteria under generally accepted accounting principles have been met.

                  Income on  leveraged  leases is  recognized  by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the net investment is positive.

              Revenue Recognition --
              Manufacturing Operations-
              -------------------------

                  Sales are recorded when products are shipped to the customer.

              Cash and Cash Equivalents-
              --------------------------

                  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

              Statements of Comprehensive Income-
              -----------------------------------

                  In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution by owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which consists of net income, change in net unrealized gain on available-for-sale securities and minimum pension liability adjustments, in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Prior years have been restated to conform to the SFAS No. 130 requirements.

              Marketable Securities-
              ----------------------

                  The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 1998 and 1997, all marketable equity securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Marketable securities defined as trading securities are stated at fair value and unrealized holding gains and losses are reflected in earnings. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the Consolidated Statements of Income.

              Inventories-
              ------------

                  Inventories  are  stated at the  lower of cost or  market  and include material, labor and manufacturing overhead. The first-in, first-out (FIFO) method is used to determine the cost of inventories.

                  The components of inventory at December 31, are as follows-

                                               1998          1997
                                             ---------    -----------

                       Raw materials          $1,851        $1,959
                       Work in process           403           265
                       Finished goods          2,085         1,469
                                             ---------    -----------

                                              $4,339        $3,693
                                             =========    ===========

              Depreciation and Amortization-
              ------------------------------

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

              Real Property Held for Rental-
              ------------------------------

                  Real property held for rental is carried at cost less accumulated depreciation. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

                  Certain mortgage obligations assumed by the Company contain provisions whereby the mortgage holder may acquire, under certain conditions, an interest in the properties securing the obligation, for a nominal amount. The Company considers any costs incurred as a result of these provisions to be a cost of acquisition and the basis in such properties is adjusted accordingly.

              Research and Development-
              -------------------------

                  The Company expenses research, development and product engineering costs as incurred. Approximately $63, $77 and $112 of such costs were incurred by the Company in 1998, 1997 and 1996, respectively.

              Common Stock-Based Compensation-
              --------------------------------

                  The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

              Earnings Per Share-
              -------------------

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

              Derivative Financial Instruments-
              ---------------------------------

                  The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future expense. The Swap is designated with the principal balance and term of the Company's Term Loan. The amount paid or received on the interest rate Swap is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The fair value of the Swap and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The Company has not traded in derivative financial instruments.

              Prior Year Financial Statements-
              --------------------------------

                  Certain amounts have been reclassified in the December 31, 1997 and 1996 financial statements and notes thereto to present them on a basis consistent with the current year.

              Use of Estimates-
              -----------------

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

              Changes in Accounting Policies-
              -------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating the accounting and reporting requirements and believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows.

(2)      DISPOSAL OF OPERATING COMPANY:
         ------------------------------

                  On January 2, 1998, the Company completed the sale of the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems, Inc. for $16 million in cash, resulting in a pretax gain from discontinued operations of approximately $8.6 million. The net assets and operating results of D&M are presented as a discontinued operation in the accompanying consolidated financial statements for periods prior to the sale. Net current assets of discontinued operations consisted primarily of inventory and accounts receivable, partially offset by accounts payable and accrued expenses. Net noncurrent assets of discontinued operations consisted primarily of machinery and equipment. The Company retained D&M's 90,000 square foot manufacturing facility in Bohemia, New York, which has been reclassified to real property held for rental in the accompanying consolidated financial statements.

                  Revenues applicable to discontinued operations, were $19,985 in 1997 and $18,883 in 1996.

(3)      REAL PROPERTY HELD FOR RENTAL:
         ------------------------------

                  The Company is the lessor of real estate under operating leases which expire in various years through 2078.

                  The following is a summary of real property held for rental at December 31-

                                                     1998              1997
                                                  ---------         ---------

                 Land                             $  19,732         $  14,075
                 Buildings                          120,370           110,271
                                                  ---------         ---------

                                                    140,102           124,346

                 Less- Accumulated depreciation     (68,665)          (65,768)
                                                  ---------         ---------

                                                  $  71,437         $  58,578
                                                  =========         =========

                  As of December 31, 1998, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows-

                  Year Ended December 31-
                       1999                                           $20,607
                       2000                                            18,823
                       2001                                            17,045
                       2002                                            15,095
                       2003                                            13,191
                       Thereafter                                      45,944
                                                                   ------------

                  Total Minimum Future Rentals                       $130,705
                                                                   ============

                  Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of income from operations in 1998, 1997 and 1996 were approximately $1,018, $1,603 and
                  $1,045, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------

                  Property,  plant  and  equipment  is  principally  used in the
                  Company's   manufacturing   operations  and  consists  of  the
                  following at December 31-

                                                     1998              1997
                                                    -------           -------

                  Land                              $    37           $    37
                  Buildings and improvements          1,010               963
                  Machinery and equipment             8,556             7,193
                                                    -------           -------

                                                      9,603             8,193

                  Less- Accumulated depreciation     (4,917)           (3,894)
                                                    -------           -------

                                                    $ 4,686           $ 4,299
                                                    =======           =======

(5)      MARKETABLE SECURITIES:
         ----------------------

                  The aggregate market value of marketable securities, which are all equity securities and classified as available-for-sale, was $14,290 and $355 at December 31, 1998 and 1997, respectively, while unrealized holding gains were $2,938 and $136 on a net of tax basis, respectively.

                  There were no sales of marketable securities in 1997 or 1996. Proceeds from the sale of trading securities and the resulting gross realized gains and losses included in the determination of net income for the year ended December 31, 1998 are as follows-

                                                                     1998
                                                                  ----------

                  Proceeds                                         $5,966
                                                                  ==========

                  Realized gains                                      $75
                                                                  ==========

                  Realized losses                                      $0
                                                                  ==========

(6)      NOTES RECEIVABLE:
         -----------------

                  Notes receivable consist of the following at December 31-

                                                       1998         1997
                                                    ----------    ----------

                  High yield mortgage loans (a)       $1,963       $3,226
                  Mortgage note receivable (b)             0        3,355
                  Mortgage note receivable (c)             0        3,249
                  Mortgage participation (d)               0        1,147
                  Mortgage notes receivable (e)          526          633
                  Due from related party (Note 14)         0          398
                  Other                                  225          255
                                                    ----------    ----------

                                                       2,714       12,263
                  Less- Current portion included in
                       and accounts receivable         2,121        4,907
                                                    ----------    ----------

                                                        $593       $7,356
                                                    ==========    ==========

                  (a) In 1998, the Company participated in high yield mortgage loans which in certain instances, may include related party participants (see Note 14). At December 31, 1998 there are three notes outstanding with balances ranging from $400 to $863, with varying terms maturing from January 1999 to August 1999. The notes are generally secured by a first or second mortgage lien on property which is generally fully leased with a substantial value-to-loan ratio or other appropriate collateral. Management believes that sufficient collateral exists to satisfy the obligations. The notes are interest bearing and in most cases, the Company receives a commitment fee of 4%. The effective yields on these notes are approximately 18%. High yield mortgage loans at December 31, 1997 consisted of four notes. Three of these notes were fully satisfied in 1998 and one was satisfied in January 1999.

                  (b) In September 1997, the Company purchased a non performing mortgage secured by an office building in Great Neck, New York for $3.4 million. The mortgage note had a face amount outstanding of approximately $4.8 million and bore interest at approximately 10% per annum. The Company foreclosured and took title to the property in October 1998. At December 31, 1998, this property has been included in real property held for rental on the Company's Consolidated Balance Sheet. There was no gain or loss recorded on this transaction.

                  (c) In February 1994, the Company acquired the underlying mortgage secured by Kentile Floors Inc.'s ("KFI"), South Plainfield, New Jersey facility for $2.25 million plus the assumption of certain liabilities in connection with operating and maintaining the property. The mortgage note had a face amount outstanding of approximately $6.5 million plus delinquent accrued interest. Included in the carrying value of the mortgage note receivable are costs associated with readying th underlying property for rental. In December 1998, KFI reorganized pursuant to a plan submitted and approved by the Bankruptcy Court, which included the issuance of a 100% equity interest in KFI to the Company. Accordingly, at December 31, 1998 such amounts have been reclassified to real property held for rental. There was no gain or loss recorded on this transaction.

                  (d) In October 1997, the Company, together with two unrelated participants, purchased an 8.5% interest ("the Participation") in a portfolio of mortgage loans secured by first liens on 17 multi-tenanted residential properties. At the time of the acquisition the portfolio had outstanding approximately $24.4 million in principal and stated interest rates ranging between 6.82% and 9.4%. The Participation, in which the Company held a 78% interest, was purchased for $2 million, subordinate to the interest of a bank who was the holder of the remaining balance of the portfolio, which had been acquired at a 4% discount to face value. In exchange for a 50% interest in the discount, upon collection, the holders of the Participation agreed, in the event of default, on certain indemnities to the bank. At December 31, 1998, all underlying mortgages have been satisfied and the Company's obligations under this arrangement have ceased.

                  (e) As partial consideration in the sale of several properties, the Company received mortgage notes in the aggregate amount of $1.88 million. The notes, which are secured by the properties sold, bore interest in 1998 and 1997 at various rates ranging between 9% and 10.25% and bear interest in future periods at rates ranging between 9% and 11%. Interest under the notes is due monthly. Principal repayment terms vary with periodic installments through December 2008.

                        In accordance with generally accepted accounting principles, the gains from the sales of certain of these properties are being recognized under the installment method, and accordingly, the carrying value of noncurrent notes receivable has been reduced by deferred gains of approximately $664 and $799 at December 31, 1998 and 1997, respectively. The deferred gains are being recognized as income as payments are received under the note.

(7)      OTHER ASSETS:
         -------------

              Other assets consist of the following at December 31-

                                                                         1998         1997
                                                                       -------      -------

        Anticipated insurance recoveries (a)                           $ 2,893      $ 2,893
        Deposits                                                           644          638
        Pension (Note 17)                                                  840          722
        Cash surrender value of life insurance policies, net               248          245
        Patents, net of accumulated amortization                           138          140
        Investments in and advances to affiliates (b)                      461        1,510
        Lease financing (c)                                              5,792        4,907
        Other                                                              489          422
                                                                       -------      -------

                                                                        11,505       11,477
        Less- Amounts included in prepaid expenses and
                          other current assets                             209          292
                                                                       -------      -------

                                            Total other assets         $11,296      $11,185
                                                                       =======      =======

                  (a) The Company has recorded the anticipated recoveries from its insurance carriers in connection with the environmental investigation and remediation costs to be incurred at two of its manufacturing sites in New Jersey. ( See Note 19, "Contingencies.")

                  (b) Through its subsidiaries, the Company owned a 50% partnership interest in a Miami, Florida hotel operated as a Holiday Inn. The hotel began operations in January 1997 and the Company's share of losses incurred in 1998 and 1997 were $423 and $340, respectively, which have been recorded under the equity method of accounting in other income and expense (See Notes 14 and 16).

                  (c) Lease financing consists of a 50% interest in a limited partnership, whose principal assets are two leveraged leases with Kmart Corporation. The components of the net investment in the leveraged leases at December 31 consists of the following-

                                                                         1998       1997
                                                                         ----       ----

                  Rentals receivable                                   $ 93,601    $ 97,630
                  Residual values                                        10,000      10,000
                  Non recourse debt service                             (72,252)    (75,470)
                  Unearned income                                       (25,557)    (27,253)
                                                                       --------    --------
                                                                          5,792       4,907
                  Less-  Deferred taxes arising from leveraged leases       503         268
                                                                       --------    --------
                                                                       $  5,289    $  4,639
                                                                       ========    ========

(8)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
         -----------------------------------------

              Accounts payable and accrued liabilities consist of the following at December 31-

                                                             1998        1997
                                                           -------     -------

              Accounts payable                             $ 2,822     $ 3,768
              Accrued wages and benefits                     1,946       2,056
              Liabilities for discontinued operations        2,758       2,792
              Other accrued expenses                         3,295       5,513
                                                           -------     -------

                                                           $10,821     $14,129
                                                           =======     =======

(9)      LONG-TERM DEBT:
         ---------------

              Long-term debt consists of the following at December 31-

                                                       1998             1997
                                                      -------         -------

              Mortgages on real property (a)          $31,339         $29,605
              Loan payable to bank (b)                  1,102           1,733
              Capital lease obligation                    363             454
                                                      -------         -------

                                                       32,804          31,792

              Less- Current maturities                  5,875           5,232
                                                      -------         -------

                                                      $26,929         $26,560
                                                      =======         =======

              (a) First mortgages bearing interest at rates ranging from 4% to 10.25% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from January 1999 through February 2010. In 1998, the Company refinanced three mortgages with a total outstanding principal value of approximately $12.3 million and interest rates ranging from 10% to 10.5%. The new mortgages bear interest ranging from 6.5% to 6.68% and have maturities similar to the original obligations.

              (b) The Company has a fixed rate note bearing interest at 7.94% per annum, which is due in 60 equal principal installments, together with accrued interest thereon, through September 2000. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. The Company was in compliance with all covenants.

                  The approximate aggregate maturities of these obligations at December 31, 1998 are as follows-

                                                    Long-Term   Capital Lease
                                                       Debt      Obligation
                                                    ---------   -------------

        1999                                         $ 5,776       $124
        2000                                           5,781        124
        2001                                           5,251        124
        2002                                           4,823         43
        2003                                           4,195          0
       Thereafter                                      6,615          0
                                                     -------       ----

       Total minimum payments                        $32,441        415
                                                     =======
       Less- Amount representing interest                            52
                                                                   ----

       Total present value of minimum lease payments                363

       Less- Current portion                                         99
                                                                   ----

       Total noncurrent portion                                    $264
                                                                   ====



(10)   CREDIT FACILITIES:
       ------------------

                  The Company's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Company will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At December 31, 1998, eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 1998. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350, with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. At December 31, 1998, there were no amounts outstanding under the Revolver and $5.3 million was outstanding on the Term Loan.

                  At  December   31,  1997,   approximately   $4.6  million  was
                  outstanding   under  the   Revolver   at  Prime   (8.5%)   and
                  approximately $6.7 million was outstanding on the Term Loan.

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS:
       ------------------------------------

                  The Company has limited involvement with financial instruments and has not used them for trading purposes. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments-

                  The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents and accounts receivable approximate their fair value.

                  The fair value of fixed rate notes receivable are estimated using discounted cash flow analyses, with interest rates comparable on loans with similar terms and borrowers of similar credit quality. The carrying amounts of notes receivable approximate fair value.

                  Marketable securities available-for-sale, which are held for investment purposes are carried at fair value based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                  Carrying amounts of borrowings under the credit facilities approximate their fair value. The fair value of long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. The fair value of long-term debt at December 31, 1998 and 1997 was approximately $32.7 million and $32.2 million respectively, while the carrying value was $32.8 million and $31.8 million for the same periods.

                  The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 1998 and 1997, the fair values of the swap were estimated at ($125) and ($63), respectively.

(12)          STOCKHOLDERS' EQUITY:
              ---------------------

                  Stock Options-
                  --------------

                  The Company has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Company's common stock at the fair market value on the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. The 1988 Incentive Stock Option Plan (the "Incentive Plan") provides for the granting of incentive stock options and the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") provides for the granting of incentive or nonqualified stock options. On June 9, 1998 the Company's shareholders approved an amendment to the Company's Incentive Plan and Joint Plan to increase the number of authorized shares reserved for issuance pursuant to each plan, from 325,000 shares to 1,325,000 shares, respectively. In December 1998, the Board of Directors approved a proposal, subject to stockholder approval, to extend the term of the Incentive Plan and Joint Plan to 2008.

                  At December 31, 1998, there were 647,630 and 224,251 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1997, there were 262,130 and 216,751 options outstanding under the Joint Plan and Incentive Plan, respectively.

                  A summary of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the years then ended are summarized below-

                                                                                          Weighted-
                                                                                          Average
                                                                                          Exercise
                                                           Shares                          Price
                                                            --------------               ----------

                       Outstanding at December 31, 1995       344,926                        $7.51

                           Granted                             20,000                        $7.25
                           Exercised                         (185,250)                       $5.48
                           Forfeited                          (10,248)                       $7.49
                                                            -------------

                       Outstanding at December 31, 1996       169,428                        $9.45

                           Granted                            319,381                       $17.31
                           Exercised                           (6,700)                       $9.48
                           Forfeited                           (3,228)                      $10.88
                                                            -------------

                       Outstanding at December 31, 1997       478,881                       $14.68

                           Granted                            444,000                       $23.08
                           Exercised                          (51,000)                      $11.13
                                                            -------------

                       Outstanding at December 31, 1998       871,881                       $19.16
                                                            =============                 =========

                  The following table summarizes information about options outstanding and exercisable at December 31, 1998-

                          Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------------    ----------------------------------
                                          Weighted-
                                           Average               Weighted                          Weighted
                                          Remaining              Average                           Average
  Range of             Number            Contractual             Exercise        Number           Exercise
Exercise Price       Outstanding            Life                  Price         Exercisable         Price
----------------    --------------       -----------          -------------   ------------------------------------

$5.00 - $7.25           49,500            3.18 years            $    5.91          49,500            $    5.91
$11.00                  60,000            4.96 years            $   11.00          60,000            $   11.00
$17.00 - $18.75        318,381            8.47 years            $   17.31         105,461            $   17.30
$22.88 - $25.16        444,000            9.44 years            $   23.08               0            $    0
                       -------                                                    -------

$5.00 - $25.16         871,881            8.42 years            $   19.16         214,961            $   12.92
                       =======                                                    ======

                  The Company applies APB No. 25 in accounting for stock-based compensation plans. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant of options awarded, as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123") proforma net income and net income per basic share for 1998 and 1997 would have been approximately $14,234 or $2.74 and $8,091 or $1.53 pe share, respectively. Proforma compensation costs for the Company's stock option plans determined, based on the fair value at the grant date for 1996 awards under those plans, consistent with the method of SFAS No. 123, were not material. The SFAS No. 123 method of accounting has not been applied to periods prior to January 1, 1995 and the resulting proforma compensation expense may not be indicative of proforma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996; risk free interest rates of 5.60%, 6.27% and 5.84%, respectively; no dividend yield; weighted average expected option lives of 5, 5 and 3 years, respectively, and, expected volatility of 33%, 39% and 40%, respectively.

(13)          EARNINGS PER SHARE:
              -------------------

                  The following table sets forth the computation of basic and diluted earnings per share-

                                                                             1998          1997         1996
                                                                            -------       ------       ------
                       Numerator-
                           Income from continuing operations                $10,583       $7,465       $6,634
                                                                            -------       ------       ------

                       Denominator-
                           Denominator for basic earnings per
                                share--weighted-average shares                5,203        5,288        5,497
                       Effect of dilutive securities-
                           Employee stock options                                85           51           10
                       Denominator for diluted earnings per                 -------       ------       ------
                           share-adjusted weighted-average shares
                           and assumed conversions                            5,288        5,339        5,507
                                                                            -------       ------       ------

                       Basic earnings per share                             $  2.03       $ 1.41       $ 1.21
                                                                            =======       ======       ======

                       Diluted earnings per share                           $  2.00       $ 1.40       $ 1.20
                                                                            =======       ======       ======

(14)          TRANSACTIONS WITH RELATED PARTIES:
              ----------------------------------

                  The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two leveraged leases with Kmart. A group that includes the wife of the Board Chairman, two Directors of the Company and the wife of one of the Directors have an 8% interest in this entity (see Note 7).

                  In July 1998, the Company participated in a $3 million loan transaction secured by stock in a corporation whose principal assets were leased equipment and stock in a cooperative apartment. The Company advanced approximately $1.8 million in connection with this loan. The remaining amounts were advanced by the Board Chairman of the Company, $250; and the balance by the wife of the Board Chairman. The note, which matures in August 1999, bears interest at 14% per annum payable monthly. The participants also received a commitment fee of 4% in connection with the loan. In September 1998, the corporation sold its stock in the cooperative apartment and the Company received $800 in addition to its normally scheduled payment.

                  In September 1996, the Company purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. At the time of the acquisition, the Company participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Company advanced approximately $683 in connection with this note. The remaining amounts were advanced by the following: a Director of the Company, $250; the wife of the Board Chairman, $1 million; an officer of the Company $100; and the balance by unrelated parties. The note bore interest at 14% per annum payable monthly and the participants also received a commitment fee of 4%. This note matured in September 1997 and was extended in accordance with original terms of the note, for one year, in consideration of a 4% commitment fee. The limited partnership repaid the full amount outstanding together with accrued interest in July 1998. All amounts invested in and advanced to the partnership by the Company have been classified as investments in and advances to affiliate and are included in other assets in the Consolidated Financial Statements.

                  In 1996 and 1997, in order to effectively manage the cost to the Company of the remediation efforts at Metex Corporation's ("Metex") two New Jersey facilities (see Note 19), the Company sold, in total, approximately a 4% interest for $40 in a subsidiary that manages the Company's environmental remediation efforts to an Officer and Director of the Company and other employees, as well as an interest to the Company's environmental consulting company. These shares contain certain restrictions on transfer and, under certain circumstances, are redeemable at the net book value of the subsidiary.

                  The Company's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Company are directors. In addition, during 1998 the Company's Board Chairman was also named Chairman and President of this company. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $139, $143 and $159 for 1998, 1997 and 1996, respectively. Included in marketable securities at December 31, 1998 was approximately $9.4 million of common stock in this company which represents less than 2% of the company's outstanding shares.

                  During 1997 the Company advanced, in the aggregate $398 to the Board Chairman and $375 to a Director and Officer of the Company. Such advances bore interest at the Company's borrowing rate under its revolving credit facility which was 8.5% at December 31, 1997. Amounts outstanding at December 31, 1997 of $398 together with accrued interest thereon were repaid in January 1998. No such advances were made by the Company in 1998.

(15)          INCOME TAXES:
              -------------

                  Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.109"). Under SFAS No.109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

                  Deferred tax assets primarily arose from basis differences of real properties held for rental for financial statement and income tax purposes. Based upon the Company's historical and projected levels of pretax income, management believes it is more likely than not that the Company will realize such benefits in the future and, accordingly, no valuation reserve has been recorded.

        The components of the net deferred tax asset (liability) at December 31, follows-

                                                                    1998            1997
                                                                  -------        -------

        Realization allowances related to
            accounts receivable and inventories                   $   276        $   259
        Net unrealized gain on marketable securities               (1,514)           (70)
        Basis differences relating to real
            property held for rental                                3,239          3,990
        Anticipated insurance proceeds                               (983)        (2,380)
        Accrued expenses, deductible when paid                      5,112          4,856
        Deferred revenue and profit (for tax purposes)                 61            112
        Basis differences relating to business acquisitions        (1,859)        (1,859)
        Leveraged lease                                              (503)          (268)
        Property, plant and equipment                                (582)          (606)
        Pensions                                                      (81)           (49)
        Other, net                                                    (29)           200
                                                                  -------        -------


               Net deferred tax asset                               3,137          4,185

        Current portion                                              (152)         1,219
                                                                  -------        -------

               Noncurrent portion                                 $ 3,289        $ 2,966
                                                                  =======        =======


                  Income tax provision (benefit) reflected in the accompanying Consolidated Statements of Income for the years ended December 31, follows-

                                                   1998       1997        1996
                                                  ------      ------      ------

                    Current-
                        Federal                  $ 6,325     $ 4,823    $ 4,589
                        State                      1,900       1,860      1,838
                    Deferred                        (500)       (873)    (1,018)
                                                 -------     -------    -------

                                                 $ 7,725     $ 5,810    $ 5,409
                                                 =======     =======    =======

                  A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying Consolidated Statements of Income for the years ended December 31, follows-


          Computed Federal income
               tax provision at statutory rates $6,408 $4,513 $4,094 State income taxes, net of
               Federal income tax benefit          1,293       1,272       1,266
          Other, net                                  24          25          49
                                                  ------      ------      ------

                                                  $7,725      $5,810      $5,409
                                                  ======      ======      ======
                                      F-22

(16)          OTHER INCOME AND EXPENSE, NET:
              ------------------------------

                  The components of other income and expense, net in the accompanying Consolidated Statements of Income for the years ended December 31, follows-

                                                                          1998               1997             1996
                                                                          ----               ----             ----

                       Gain on sales of real estate assets               $5,444             $3,481          $3,919
                       Gain on sale of trading securities (Note 5)           75                  0               0
                       Loss from equity investments (a)                    (402)              (263)              0
                       Settlement income (b)                                  0                  0           1,443
                       Other, net (c)                                       (82)                44            (561)
                                                                       ----------        ------------     ------------

                                                                         $5,035             $3,262          $4,801
                                                                       ==========        ============     ============

                  (a) Loss from equity investments principally represents the Company's share of losses in a Miami Beach hotel. (See
                        Note 7), partially offset by nonrecurring cash distributions received by the Company in connection with interests held in certain real estate ventures which were acquired in the 1991 merger with BMG Equities Corp. Such investments were valued at historical cost at the date of acquisition.

                  (b) In December 1996, the Company received approximately $1.4 million in settlements of all claims from an investment that was principally written off in 1990.

                  (c) In March 1991, the Company was named as a defendant in a suit by certain investors and limited partners seeking actual, punitive and treble damages in a total unspecified amount. While management continued to believe that the allegations of the action were false and without merit, as a result of escalating defense costs and the continued likelihood of extended litigation, the Company settled this matter in April 1996 for approximately $425, after taxes.

(17)          RETIREMENT PLAN:
              ----------------

                  The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees and the former employees of the Company's discontinued resilient vinyl flooring segment.

                  The   following   table  sets  forth  the  change  in  benefit
                  obligation, the change in plan assets and the funded status of the plan as of December 31-

                                                            1998          1997
                                                            ----          ----
Change in benefit obligation:

       Benefit obligation, beginning of year               $  9,052    $  8,983
              Service cost                                      308         325
              Interest cost                                     640         626
              Actuarial gain                                    326         392
              Benefits paid                                  (1,036)     (1,274)
                                                           --------    --------
       Benefit obligation, end of year                        9,290       9,052
                                                           --------    --------


Change in plan assets:

       Fair value of plan assets, beginning of year          12,643      12,904
               Actual return on plan assets                     610       1,013
               Benefits paid                                 (1,036)     (1,274)
                                                           --------    --------
       Fair value of plan assets, end of year                12,217      12,643
                                                           --------    --------

Funded status                                                 2,927       3,591
                                                           --------    --------

     Unrecognized prior service cost                            587         665
     Unrecognized net actuarial loss                          1,724         929
     Unrecognized net transition asset                         (954)     (1,189)
     Unrecognized net gain                                   (3,444)     (3,274)
                                                           --------    --------

Prepaid benefit obligation                                 $    840    $    722
                                                           ========    ========

Net periodic pension income for the years ended December 31 includes the following components-

                                                    1998        1997       1996
                                                    ----        ----       ----

Service cost                                        ($308)    ($  325)    ($230)
Interest cost                                        (640)       (626)     (643)
Actual return on plan assets                          610       1,013       883
Net amortization and deferral                         456          87       102
                                                    -----     -------     -----

             Net periodic pension income            $ 118     $   149     $ 112
                                                    =====     =======     =====

In determining the projected benefit obligation for 1998 and 1997, the weighted average assumed discount rate was 7% and 7.5%, respectively, while the rate of expected increases in future salary levels was 3.5% for both years. The expected long-term rate of return on assets used in determining net periodic pension cost for all years presented was 9%. No contributions were made during 1998 or 1997 as the plan is overfunded. Plan assets consist primarily of U.S. bonds, government backed mortgage obligations, equity securities and mutual funds.

(18)   BUSINESS SEGMENTS:
       ------------------

                  During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

                  The Company operates through two business segments: real estate investment and management and engineered products. The real estate investment and management segment is engaged in the business of investing in and managing real estate properties and the making of high-yield, short-term loans secured by desirable properties. Engineered products are manufactured through wholly-owned subsidiaries of the Company and primarily consist of knitted wire products and components and transformer products.

                  Information on the Company's business segments for the years ended December 31 follows-

                                                                  1998          1997          1996
                                                                  ----          ----          ----

Net revenues and sales-
    Real estate investment and management                        $  26,349    $  24,042    $  23,936
    Engineered products                                             32,170       36,204       42,055
                                                                 ---------    ---------    ---------

                                                                 $  58,519    $  60,246    $  65,991
                                                                 =========    =========    =========

Operating income-
    Real estate investment and management                        $  12,133    $   7,718    $   6,195
    Engineered products                                              3,239        3,419        3,792
                                                                 ---------    ---------    ---------

                                                                    15,372       11,137        9,987

General corporate expenses                                          (3,097)      (2,329)      (2,924)
Other income, net                                                    6,033        4,467        4,980
                                                                 ---------    ---------    ---------

                      Income from continuing
                           operations before income taxes        $  18,308    $  13,275    $  12,043
                                                                 =========    =========    =========

Identifiable assets-
    Real estate investment and management
    and corporate assets                                         $ 114,406    $  95,080    $  99,292
    Engineered products                                             11,706       11,432       12,174
    Discontinued operations                                              0        6,841        5,295
                                                                 ---------    ---------    ---------

                                                                 $ 126,112    $ 113,353    $ 116,761
                                                                 =========    =========    =========

Depreciation and amortization expense-
    Real estate investment and management                        $   5,530    $   5,838    $   6,359
    Engineered products                                                662          577          481
    General corporate expenses                                         374          242          406
                                                                 ---------    ---------    ---------

                                                                 $   6,566    $   6,657    $   7,246
                                                                 =========    =========    =========

Mortgage interest expense-
    Real estate investment and management                        $   2,661    $   3,058    $   3,671
                                                                 =========    =========    =========

                                                                                       1998           1997        1996
                                                                                       ----           ----        ----

                  Additions to long-lived assets-
                        Real estate investment and management                        $22,043          $3,188     $3,500
                        Engineered products                                              510           1,077        721
                                                                                     -------          ------     ------

                                                                                     $22,553          $4,265     $4,221
                                                                                     =======          ======     ======

                  Sales by the Company's engineered products segment to automobile original equipment manufacturers accounted for approximately 25%, 31% and 32% of 1998, 1997 and 1996 consolidated revenues, respectively. Approximately 13%, 13% and 14% of 1998, 1997 and 1996 total sales generated from the engineered products segment were from foreign customers. Substantially all assets held by the Company's engineered products segment are located within the United States.

                  Included in the identifiable assets of the real estate investment and management segment for 1998, 1997 and 1996 are approximately $2.0, $5.1 and $13.5 million, respectively, of high yield mortgage notes receivable (see Note 6). Income generated by these notes receivable is included in interest income. Also included in the identifiable assets of the real estate investment and management segment for 1998, 1997 and 1996 is approximately $1.8 million related to the former manufacturing facility of the Company's antenna segment.

(19)          CONTINGENCIES:
              --------------

                  The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities.

                  The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Company estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860, including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15-year period.

                  Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Company that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258 in annual operating and maintenance costs over a 10-year period. The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

                  The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

                  Although the Company believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers have denied such coverage. Accordingly, the Company has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. Upon the advice of counsel, the Company believes that based upon a present understanding of the facts and the present state of the law in New Jersey, it is probable that the Company will prevail in the pending litigation and thereby access all or a very substantial portion of the insurance coverage it claims; however, the ultimate outcome of litigation cannot be predicted.

                  At December 31, 1998 and 1997, a total of $2.9 million in anticipated insurance recoveries is recorded in the accompanying consolidated financial statements and is included in other assets. Additionally, in 1995 the Company received approximately $4.1 million of insurance recoveries. The remaining balance of $2.9 million at December 31, 1998 (from a total of $7 million) is in dispute with the Company's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying consolidated financial statements are available under the insurance policies but have not been recorded. There can be no assurances, however, that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

                  In the opinion of management, these matters will be resolved favorably and such amounts, if any, not recovered under the Company's insurance policies will be paid gradually over a period of years and, accordingly, should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

                  The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Company's consolidated financial position or results of operations.

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                         -------------------------------

                                (In Thousands)
                                --------------



                                                          Write-offs
                                                            Net of
                                                          Recoveries
                                  Balance    Charged      of Accounts    Balance
                                    at          to        Previously       at
                                 Beginning  Costs and       Written      End of
                                 of Period   Expenses         Off        Period
                                 ---------  ---------     -----------    -------

Allowance for doubtful accounts:

   Year ended December 31, 1998    $326         $70          $6          $390

   Year ended December 31, 1997     377           0          51           326

   Year ended December 31, 1996     332          46           1           377

        The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION
           ----------------------------------------------------------
                                DECEMBER 31, 1998
                                -----------------
                                 (In Thousands)
                                 --------------

                                            Mortgage       Initial Cost to Registrant  Costs Capitalized
                                              Loans       --------------------------     Subsequent to
                                             Payable                   Building and      Acquisition/
       Description                           (Gross)       Land        Improvements      Improvements
       -----------                          --------      --------     -------------     -------------
Shopping Centers and Retail Outlets-
     Culver, CA                             $ 4,564       $    842       $  7,576          $    0
     Northbrook, IL                           4,872            898          8,075               0
     Miscellaneous Investments               14,426          5,330         48,602           1,008
                                            -------       --------       --------          ------
                                             23,862          7,070         64,253           1,008
                                            -------       --------       --------          ------
Commercial Properties-
     Miscellaneous Investments                7,067          9,622         42,261             939
Day Care Centers and Offices-
     Miscellaneous Investments                  410            643          5,786           1,627
Hotel Properties-
     Miscellaneous Investments                    0              0          2,868              48
Other-
     Miscellaneous Investments                    0          2,397            999             581
                                            -------       --------       --------          ------
                                            $31,339       $ 19,732       $116,167          $4,203
                                            =======       ========       ========          ======

                                                                                                                       Life on Which
                                                           Gross Amounted at Which                                     Depreciation
                                                         Carried at Close at Period                                      In Latest
                                          ---------------------------------------------------                          Statement of
                                                         Building                 Accumulated                            Income is
                                                           and          Total    Depreciation    Date of      Date       Computed
       Description                            Land     Improvements    (a) (c)        (b)     Construction  Acquired      (Years)
       -----------                            ----     ------------    -------  ------------- ------------  ---------- ------------
Shopping Centers and Retail Outlets-
     Culver, CA                            $   842      $  7,576      $  8,418       $ 5,034        N/A          1986        18
     Northbrook, IL                            898         8,075         8,973         5,220        N/A          1987        18
     Miscellaneous Investments               5,330        49,610        54,940        31,648        N/A       1986-98     10-39
                                          --------      --------      --------       -------

                                             7,070        65,261        72,331        41,902
                                          --------      --------      --------       -------

Commercial Properties-
     Miscellaneous Investments               9,622        43,200        52,822        16,992        N/A       1986-98     12-39
Day Care Centers and Offices-
     Miscellaneous Investments                 643         7,413         8,056         5,957        N/A       1986-91      7-39
Hotel Properties-
     Miscellaneous Investments                   0         2,916         2,916         2,868        N/A       1986-96     10-39
Other-
     Miscellaneous Investments               2,397         1,580         3,977           946        N/A       1986-97     10-39
                                          --------      --------      --------       -------

                                           $19,732      $120,370      $140,102       $68,665
                                          ========      ========      ========       =======

Notes:

(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1998 are as follows-

                                                          1998       1997       1996
                                                        --------   --------   --------
Real property held for rental at beginning of period    $124,346   $126,876   $128,135
Additions during the period-
     Acquisitions and improvements                        12,958      2,276      3,480
     Transfers from property, plant and equipment              0          0      2,195
     Transfers from noncurrent notes receivable            8,165          0          0
                                                        --------   --------   --------

                                                         145,469    129,152    133,810
Deductions during period-
     Cost of real estate sold                              5,367      4,806      6,934
                                                        --------   --------   --------

                                                        $140,102   $124,346   $126,876
                                                        ========   ========   ========

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 1998 are as follows-

                                                            1998       1997       1996
                                                        --------   --------   --------
Accumulated depreciation at beginning of period         $ 65,768   $ 61,187    $58,122
Additions during the period-
     Provision for depreciation                            5,529      5,836      6,588
     Transfers from property, plant and equipment              0          0        159
                                                        --------   --------   --------

                                                          71,297     67,023     64,869
Deductions during period-
     Accumulated depreciation of real estate sold          2,632      1,255      3,682
                                                        --------   --------   --------

                                                        $ 68,665   $ 65,768   $ 61,187
                                                        ========   ========   ========

(c) The aggregate cost for Federal income tax purposes is approximately $180,956


       The accompanying notes to consolidated financial statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

                          MORTGAGE LOANS ON REAL ESTATE
                          -----------------------------

                                DECEMBER 31, 1998
                                -----------------

                                 (In Thousands)
                                 --------------



                 Description                                     Interest Rate                    Final Maturity Date
                 -----------                                     -------------                    -------------------

Mortgage loans secured by Commercial Property -
         Other - Two loans - Face amounts $325 or less        Varies from 9% - 10%          From August 2000 - December 2008

Mortgage loans secured by Hotels-
     Montgomery, AL                                         Varies from 10.25% - 11%                  November 2001
     Beaumont, TX                                            Varies from 10% - 11%                    February 2002


Mortgage loans secured by Mortgage Notes
     Long Beach, NY                                                   14%                             January 1999



                                                                                                                  Principal Amount
                                                                                                      Carrying    of Loans Subject
                                                                                          Face        Amount of    to Delinquent
                                                                             Prior      Amount of     Mortgages    Principal or
                 Description                 Periodic Payment Terms          Liens      Mortgages       (b)           Interest
                 -----------               ---------------------------    -----------   ---------     ----------  ----------------

Mortgage loans secured by
  Commercial Property -
         Other - Two loans -
           Face amounts $325 or less       Principal and interest
                                             due monthly                        $0         $370           $44              $0

Mortgage loans secured by Hotels-
     Montgomery, AL                        Principal and interest
                                             due monthly,                        0          610           121               0
     Beaumont, TX                          Principal and interest
                                             due monthly, additionally,
                                             there is a principal
                                             payment $773 due in
                                             February 2002                       0          900           361               0
                                                                             -----       ------        ------            ----
                                                                                 0        1,510           482               0
                                                                             -----       ------        ------            ----
Mortgage loans secured by Mortgage Notes
     Long Beach, NY                        Interest due monthly, with
                                             principal due at maturity           0          700           700               0
                                                                             -----       ------        ------            ----
                                                                                $0       $2,580        $1,226  (a)(c)      $0
                                                                             =====       ======        ======            ====

NOTES:

(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1998 is a follows-

Balance at beginning of period                                $ 5,006
Additions during period-
    New mortgage loans                                            100
Deductions during period-
    Collection of principal                                    (3,880)
                                                               -------

Balance at end of period                                      $ 1,226
                                                               =======


(b) In accordance with generally accepted accounting principles certain gains from the sale of real property are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1998:-

         Mortgage note receivable in connection with sale of property in-


Montgomery, Alabama                                              $132
Beaumont, Texas                                                   442
Waterbury, Connecticut                                             66
Augusta, Georgia                                                   24
                                                                 ----

                                                                 $664
                                                                 ====

(c) The carrying value for Federal income tax purposes is substantially equal to the carrying amount for book purposes.


       The accompanying notes to consolidated financial statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

                            QUARTERLY FINANCIAL DATA
                            ------------------------

                                   (Unaudited)
                                   -----------

                  (Dollars In Thousands Except Per Share Data)
                  --------------------------------------------

                                                           First            Second            Third             Fourth
                                                          Quarter           Quarter           Quarter           Quarter
                                                          -------           -------           -------           -------

FOR THE YEAR 1998:
     Revenues                                             $14,548           $14,996           $13,883           $15,092
                                                          =======           =======           =======           =======

     Costs and expenses                                   $10,747           $12,734           $10,814           $11,950
                                                          =======           =======           =======           =======

     Other income                                         $   349           $ 3,753           $   400           $ 1,532
                                                          =======           =======           =======           =======

     Income from continuing operations                    $ 2,414           $ 3,423           $ 1,961           $ 2,785
                                                          =======           =======           =======           =======

     Income from discontinued operations,
         net of tax                                       $ 4,849           $     0           $     0           $     0
                                                          -------           -------           -------           -------

     Net income                                           $ 7,263           $ 3,423           $ 1,961           $ 2,785
                                                          =======           =======           =======           =======

Per share data:
BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                    $   .46           $   .66           $   .38           $   .54
     Discontinued operations, net of tax                      .92               .00               .00               .00
                                                          -------           -------           -------           -------

     Net income per common share                          $  1.38           $   .66           $   .38           $   .54
                                                          =======           =======           =======           =======

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                    $   .45           $   .64           $   .37           $   .54
     Discontinued operations, net of tax                      .90               .00               .00               .00
                                                          -------           -------           -------           -------

     Net income per common share assuming
         dilution                                         $  1.35           $   .64           $   .37           $   .54
                                                          =======           =======           =======           =======

FOR THE YEAR 1997:
     Revenues                                             $15,200           $16,092           $14,379           $14,575
                                                          =======           =======           =======           =======

     Costs and expenses                                   $13,640           $13,274           $12,523           $12,001
                                                          =======           =======           =======           =======

     Other income                                         $ 2,789           $   523           $   233           $   922
                                                          =======           =======           =======           =======

     Income from continuing operations                    $ 2,386           $ 1,886           $ 1,071           $ 2,122
                                                          =======           =======           =======           =======

                                                                             First          Second           Third          Fourth
                                                                            Quarter         Quarter         Quarter         Quarter
                                                                           ---------       ---------       ---------       ---------

     Income from discontinued operations,
         net of tax                                                        $     249       $     104       $     448       $     215
                                                                           =========       =========       =========       =========

     Net income                                                            $   2,635       $   1,990       $   1,519       $   2,337
                                                                           =========       =========       =========       =========

Per share data:
BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                                     $     .45       $     .36       $     .20       $     .40
     Discontinued operations, net of tax                                         .05             .02             .09             .04
                                                                           ---------       ---------       ---------       ---------
     Net income per common share                                           $     .50       $     .38       $     .29       $     .44
                                                                           =========       =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                                     $     .45       $     .35       $     .20       $     .39
     Discontinued operations, net of tax                                         .05             .02             .08             .04
                                                                           ---------       ---------       ---------       ---------
     Net income per common share assuming dilution
                                                                           $     .50       $     .37       $     .28       $     .43
                                                                           =========       =========       =========       =========


Notes to quarterly financial data

(1) The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".