Form 10-Q
period 1999-03-31
UNITED CAPITAL CORP /DE/
filed 1999-05-14
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                 March 31, 1999
                                ------------------------------------------------

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

                                  516-466-6464
--------------------------------------------------------------------------------
               (Company's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.  /X/  Yes   / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $.10 par value
                          5,010,147 shares outstanding
                              as of May 10, 1999.

                     UNITED CAPITAL CORP. AND SUBSIDIARIES

                                     INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
          of  March 31, 1999 and December 31, 1998                             3

          Consolidated Statements of  Income for
          the Three Months Ended March 31, 1999 and
          1998                                                             4 - 5

          Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1999 and
          1998                                                             6 - 7

          Notes to Consolidated Financial Statements                      8 - 12


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  12 - 17


                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    18

SIGNATURES                                                                    18

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED)
                             AND DECEMBER 31, 1998
                                 (In Thousands)

ASSETS                                                     1999            1998
------                                                     ----             ----

CURRENT ASSETS:
  Cash and cash equivalents                             $16,771           $8,154
  Marketable securities                                  13,083           14,290
  Notes and accounts receivable, net                      7,134            7,819
  Inventories                                             4,490            4,339
  Prepaid expenses and other current assets                 315              209
  Deferred income taxes                                     258                0
                                                        -------           ------
Total current assets                                     42,051           34,811
                                                        -------           ------

PROPERTY, PLANT & EQUIPMENT, net                          4,838            4,686

REAL PROPERTY HELD FOR RENTAL, net                       68,949           71,437

NONCURRENT NOTES RECEIVABLE                                 583              593

OTHER ASSETS                                              8,531           11,296

DEFERRED INCOME TAXES                                     3,118            3,289
                                                      ---------         --------
     Total assets                                      $128,070         $126,112
                                                      =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY                       1999             1998
------------------------------------                       ----             ----

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $5,801           $5,875
  Current portion of  borrowings under credit facilities  1,400            1,400
  Accounts payable and accrued liabilities               10,698           10,821
  Income taxes payable                                    7,004            6,355
  Deferred income taxes                                       0              152
                                                         ------           ------
     Total current liabilities                           24,903           24,603
                                                         ------           ------

LONG-TERM LIABILITIES:
  Borrowings under credit facilities                      3,500            3,850
  Long-term debt                                         28,446           26,929
  Other long-term liabilities                            18,312           18,312
                                                         ------           ------
     Total liabilities                                   75,161           73,694
                                                         ------           ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                               502             515
  Additional paid-in capital                               1,251           3,536
  Retained earnings                                       49,015          45,429
  Accumulated other comprehensive income, net of  tax      2,141           2,938
                                                          ------          ------
     Total stockholders' equity                           52,909          52,418
                                                          ------          ------

     Total liabilities and stockholders' equity         $128,070        $126,112
                                                        ========        ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                                            1999           1998
                                                            ----           ----
REVENUES:
     Net sales                                            $7,653         $8,306
     Rental revenues from real estate operations           6,522          6,242
                                                          ------          -----

     Total revenues                                       14,175         14,548
                                                          ------         ------
COSTS AND EXPENSES:
     Cost of  sales                                        5,660          5,884
     Real estate operations-
          Mortgage interest expense                          603            693
          Depreciation expense                             1,367          1,399
          Other operating expenses                         2,008            711
     General and administrative expenses                   1,538          1,123
     Selling expenses                                        991            937
                                                          ------         ------

Total costs and expenses                                  12,167         10,747
                                                          ------         ------

Operating income                                           2,008          3,801
                                                          ------         ------

OTHER INCOME (EXPENSE):
     Interest income                                         310            395
     Interest expense                                       (163)          (223)
     Other income and expense, net                         4,001            177
                                                          ------         ------
Total other income                                         4,148            349
                                                          ------         ------

Income from continuing operations before income taxes      6,156          4,150

Provision for income taxes                                 2,570          1,736
                                                          ------         ------

Income from continuing operations                          3,586          2,414
                                                          ------         ------

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Continued)
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                                            1999           1998
                                                            ----           ----
DISCONTINUED OPERATIONS:
     Gain on disposal of discontinued operations,
     net of tax provision of $3,700                           $0         $4,849
                                                            ----         ------

Income from discontinued operations, net of tax                0          4,849
                                                            ----         ------

Net income                                                $3,586         $7,263
                                                          ======         ======

BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $.70           $.46
     Discontinued operations                                 .00            .92
                                                            ----           ----
     Net income per common share                            $.70          $1.38
                                                            ====          =====

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $.70           $.45
     Discontinued operations                                 .00            .90
                                                            ----           ----
     Net income per common share assuming dilution          $.70          $1.35
                                                            ====          =====

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (In Thousands)

                                                            1999           1998
                                                            ----           ----

Cash Flows From Operating Activities:
     Net income                                           $3,586         $7,263
                                                          ------         ------

     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Gain on disposal of investments in affiliates        (1,989)             0
     Gain on sale of discontinued operations, net of tax       0         (4,849)
     Purchase of trading securities                            0         (5,891)
     Proceeds from sale of trading securities                  0          5,966
     Depreciation and amortization                         1,664          1,604
     Loss from equity investments                              0            126
     Gain on sale of trading securities                        0            (75)
     Changes in assets and liabilities(A)                  4,619         (4,217)
                                                          ------         -------


          Total adjustments                                4,294         (7,336)
                                                          ------         -------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   7,880            (73)
                                                          ------         -------

Cash Flows From Investing Activities:
     Proceeds from disposal of investments in affiliates   2,450              0
     Proceeds from sale of discontinued operations             0         16,000
     Acquisition of property, plant and equipment           (479)          (401)
     Investment in and advances to affiliates                (29)          (231)
                                                           -----         -------

     NET CASH PROVIDED BY INVESTING ACTIVITIES             1,942         15,368
                                                           -----         ------

Cash Flows From Financing Activities:
     Principal payments on mortgage commitments,
          notes and loans                                 (1,657)        (1,257)
     Proceeds from mortgage commitments, notes and loans   3,100              0
     Net borrowings under credit facilities                 (350)        (4,950)
     Purchase and retirement of common shares             (2,298)        (1,740)
                                                          ------         -------

     NET CASH USED IN FINANCING ACTIVITIES                (1,205)        (7,947)
                                                          ------         -------

Net increase in cash and cash equivalents                  8,617           7,348

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD          8,154           5,250
                                                         -------         -------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $16,771         $12,598
                                                         =======         =======

                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Continued)
                                  (UNAUDITED)
                                 (In Thousands)

                                                            1999           1998
                                                            ----           ----
Supplemental Disclosures of Cash Flow
     Information:
          Cash Paid During the Period For:
               Interest                                     $742           $908
               Taxes                                       1,730            828
                                                          ======          =====

Supplemental Schedule of Noncash Investing
     and Financing Activities:
          See Notes to Consolidated Financial Statements


(A) Changes in assets and liabilities for the three months ended March 31, 1999 and 1998, are as follows:

Notes and accounts receivable, net                        $   684       $   707
Inventories                                                  (151)          404
Prepaid expenses and other current assets                    (106)         (134)
Deferred income taxes                                         170           (13)
Real property held for rental, net                          1,152        (1,911)
Noncurrent notes receivable                                    10            19
Other assets                                                2,333            23
Accounts payable and accrued liabilities                     (122)       (3,690)
Income taxes payable                                          649           439
Other long-term liabilities                                     0           (61)
                                                          -------       -------


                 Total                                    $ 4,619       ($4,217)
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

         The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INVENTORIES
-----------

The components of inventory are as follows:

(In Thousands)                            March 31, 1999     December 31, 1998
                                          --------------     -----------------

Raw materials                               $2,187             $1,851
Work in process                                367                403
Finished goods                               1,936              2,085
                                            ------             ------
                                            $4,490             $4,339
                                            ======             ======

CONTINGENCIES
-------------

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

         The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

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

         Amounts recorded as anticipated insurance recoveries in the accompanying Consolidated Financial Statements are in dispute with the Company's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements, are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

EARNINGS PER SHARE
------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months
                                                               Ended March 31,
                                                               ---------------

(In Thousands, Except Per Share Data)                        1999         1998
                                                             ----         ----

Numerator:
     Income from continuing operations                      $3,586        $2,414
                                                            ------        ------
Denominator:
     Denominator for basic earnings per
                share-weighted-average shares
                outstanding
                                                             5,096         5,250
Effect of dilutive securities:
     Employee stock options                                     44           139
                                                            ------        ------
     Denominator for diluted earnings per
                share-adjusted weighted-average
                shares and assumed conversions
                                                             5,140         5,389
                                                            ------        ------

Basic earnings per share                                    $  .70          $.46
                                                            ======        ======

Diluted earnings per share                                  $  .70          $.45
                                                            ======        ======

COMPREHENSIVE INCOME
--------------------

The Company's  comprehensive income consists of unrealized gains and losses from
investments   in   available-for-sale   securities.   The  components  of  other
comprehensive income are as follows:

                                                               Three Months
                                                               Ended March 31,
                                                               ---------------

(In Thousands)                                             1999           1998
                                                           ----           ----


Net income                                               $ 3,586        $ 7,263

Other comprehensive income, net of tax:
Unrealized holding losses, on
available-for-sale securities net of tax
benefits of $411 and $1, respectively
                                                            (797)            (3)
                                                         -------        -------

Comprehensive income                                     $ 2,789        $ 7,260
                                                         =======        =======

BUSINESS SEGMENTS
-----------------

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

         Operating results of the Company's business segments are as follows:

                                                             Three Months
                                                             Ended March 31
                                                             --------------
(In Thousands)
                                                           1999           1998
                                                           ----           ----

Net revenues and sales-
    Real estate investment and management                $  6,522      $  6,242
    Engineered products                                     7,653         8,306
                                                         --------      --------

                                                         $ 14,175      $ 14,548
                                                         ========      ========

Operating income-
    Real estate investment and management                $  2,545      $  3,439
    Engineered products                                       286           800
                                                         --------      --------

                                                            2,831         4,239

General corporate expenses                                   (822)         (438)
Other income, net                                           4,147           349
                                                         --------      --------

         Income from continuing
              operations before income taxes             $  6,156      $  4,150
                                                         ========      ========


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating the accounting and reporting requirements and believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------

         Revenues for the three month period ended March 31, 1999 were $14.2 million, a decrease of $373,000 or 3% from comparable 1998 revenues. Income from continuing operations during this period was $3.6 million or $.70 per basic share versus $2.4 million or $.46 per basic share during the comparable period in 1998. In 1998, the Company sold its antenna business, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.92 per basic share on an after tax basis in the first quarter of 1998. Net income was $3.6 million or $.70 per basic share as compared to net income of $7.3 million or $1.38 per basic share for the same period in 1998.

REAL ESTATE OPERATIONS
----------------------

         Rental revenues from real estate operations increased by $280,000 or 4% for the three months ended March 31, 1999 compared to the same period in 1998. The increase is primarily attributable to revenues generated from properties acquired in 1998.

         Mortgage interest expense decreased $90,000 or 13% for the three months ended March 31, 1999, compared to the same period in 1998. This decrease is due to lower mortgage interest expense on mortgages refinanced in 1998 and 1999 and continuing mortgage amortization, including repayments associated with properties sold.

         Depreciation expense associated with rental properties decreased $32,000 for the three months ended March 31, 1999 compared to the same period in 1998. This decrease is primarily due to reduced depreciation expense associated with properties sold in 1998.

         Operating expenses associated with the management of real properties increased $1.3 million for the quarter ended March 31, 1999 compared to the same period in 1998 principally due to 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1 million. The remainder of the increase was principally due to expenses incurred for the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS
-------------------

         The  Company's   engineered   products   segment  includes  Metex  Mfg.
Corporation and AFP Transformers, LLC. The operating results of the engineered products segment are as follows:

                                                            Three Months
(In Thousands)                                             Ended March 31,
                                                           ---------------

                                                          1999            1998
                                                          ----            ----


Net Sales                                                $7,653           $8,306
                                                         ======           ======

Cost of Sales                                            $5,660           $5,884
                                                         ======           ======

Selling, General and
 Administrative Expenses                                 $1,707           $1,622
                                                         ======           ======

Income from Operations                                   $  286           $  800
                                                         ======           ======


         Net sales of the engineered products segment decreased $653,000 or 8% for the three month period ended March 31, 1999 as compared to the same period in 1998. This decrease is primarily attributable to continued price competition and declining worldwide automotive sales for knitted wire products.

         Cost of sales as a percentage of sales increased to 74.0% for the three months ended March 31, 1999 from 70.9% in the corresponding period of 1998. This increase is principally due to non-recurring costs associated with the labor strike and subsequent union settlement, start up operations in Mexico and the product mix.

         Selling, general and administrative expenses of the engineered products segment increased $85,000 or 5% during the quarter ended March 31, 1999 versus the comparable 1998 period. This increase is due to additional expenses focused on increasing both market share and future sales and non-recurring costs associated with the labor strike in the first quarter.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative expenses not associated with the manufacturing operations increased by $384,000 for the three month period ended March 31, 1999, versus the same period in 1998. This increase is principally due to a one-time expense reduction in 1998 and an increase in professional fees.

OTHER INCOME AND EXPENSE
------------------------

         The components of other income and expense in the accompanying Consolidated Statements of Income are, as follows:

                                                            Three Months
    (In Thousands)                                         Ended March 31,
                                                           ----------------

                                                           1999      1998
                                                           ----      ----


     Gain on disposal of investments in affiliates        $1,989    $    0

     Gain on sale of real estate assets                    1,971       221

     Income (loss) from investment in affiliates               0      (126)

     Gain on sale of marketable securities                     0        75

     Other, net                                               41         7
                                                          ------    ------

                                                          $4,001    $  177
                                                          ======    ======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 1999, the Company's cash and marketable securities approximated $30 million and working capital exceeded $17 million. Management believes that the real estate market continues to be overvalued and the Company's recent acquisitions have been limited to those select properties that meet its financial requirements. Management believes that the available working capital along with the $40 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio if and when the real estate market is no longer overvalued. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

         The Company's portfolio of available-for-sale securities had a fair market value of approximately $13.1 million at March 31, 1999, reflecting pretax unrealized holding gains of approximately $3.2 million.

         The Company's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Company will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At March 31, 1999, eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at March 31, 1999. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. At March 31, 1999, there were no amounts outstanding under the Revolver and $4.9 million was outstanding on the Term Loan.

         The Company has an interest-rate swap agreement to effectively convert its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the swap agreement, the Company agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the interest rate swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements.

         The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Company. However, the ultimate outcome of litigation cannot be predicted. To date settlements have been reached with several carriers in this matter. See Notes to Consolidated Financial Statements--Contingencies.

         Amounts recorded as anticipated insurance recoveries in the accompanying Consolidated Financial Statements are in dispute with the Company's insurance carriers. Management believes that recoveries in excess of the amounts reflected in the accompanying Consolidated Financial Statements are available under the insurance policies but have not been recorded. There can be no assurance, however, that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

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

         Repurchases of the Company's common stock will be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources. Funds of the Company in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, other financial instruments, certificates of deposit and government securities.

BUSINESS TRENDS
---------------

         Total revenues of the Company were $14,175,000 for the first quarter of 1999, a decrease of $373,000 or 3% from the comparable 1998 period principally due to a decline in revenues from the Company's engineered products segment. Income from continuing operations for this period was approximately $3.6 million or $.70 per basic share versus $2.4 million or $.46 per basic share during the same period in 1998.

         The results of the Company's real estate operations reflect a 4% increase in revenues for the first three months of 1999, primarily due to revenues generated from properties acquired in 1998. Pretax income of the real estate operations increased approximately $2.7 million over the prior year period. This increase is principally due to increased gains on the sale of real estate assets and other real estate investments and lower mortgage interest expense principally resulting from the lower interest cost associated with mortgages refinanced in 1998. These amounts were partially offset by higher real estate operating expenses resulting from 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $ 1 million. Mortgage amortization will continue to have a favorable impact on this segment and will reduce current mortgage indebtedness to zero in less than eight years.

         Revenues for the engineered products segment decreased 8% from the prior year principally due to continuing price competition and declining worldwide automobile sales. Operating profit from this segment decreased $514,000 primarily from the reduction in sales, non-recurring costs associated with a labor strike in the first quarter, start up operations in Mexico and additional selling, general and administrative expenses focused on gaining market share and increasing sales. Management remains committed to growing these businesses and is aggressively pursuing new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

YEAR 2000 CONVERSION
--------------------

         The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Company has undertaken the implementation in its manufacturing operations of a fully integrated Enterprise Resource Planning (ERP) software package. Although the ERP package was implemented for purposes other than remediating the Year 2000 issue, the ERP package is certified as Year 2000 compliant. As part of this implementation, which was completed in December 1998, the Company also believes that it has identified and addressed all its related Year 2000 hardware issues. The Company believes that the costs, if any, directly associated with Year 2000 compliance will not be material to its financial condition or results of operations. Year 2000 issues are not significant to the Company's real estate operations. Substantially all third parties (banks, suppliers, customers) for which the Company has a business relationship are among the largest and most sophisticated companies in the country and the Company is providing the data necessary for these companies to evaluate their Year 2000 issues.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.
----------------------------------

         In August 1996, Dennis Rosatelli, the Company's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his compliant to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Company believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Company in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998 the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint are unchanged. This action is in the early stages of pretrial discovery. The Company intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Company against his claims under his employment contract.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.  Financial Data Schedule
     (b)  Reports on Form 8-K.  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UNITED CAPITAL CORP.

Dated:  May 10, 1999                                   By: /s/ Anthony J. Miceli
                                                           ---------------------
                                                           Anthony J. Miceli
                                                           Vice President,
                                                           Chief Financial
                                                           Officer and Secretary
                                                           of the Company