Form 10-Q
period 1999-06-30
UNITED CAPITAL CORP /DE/
filed 1999-08-12
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                  June 30, 1999
                               -------------------------------------------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                  ----------------------------------------------


    Commission File Number:                          1-10104
                           -----------------------------------------------------


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

            Common stock, $.10 par value 5,013,647 shares outstanding
                             as of August 10, 1999.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of  June 30, 1999 and December 31, 1998                           3

            Consolidated Statements of  Income for
            the Three Months Ended June 30, 1999 and
            1998                                                              4

            Consolidated Statements of Income for the Six
            Months Ended June 30, 1999 and 1998                           5 - 6

            Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 1999 and
            1998                                                          7 - 8

            Notes to Consolidated Financial Statements                   9 - 13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13 - 19


                      PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                19

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19 - 20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                   20

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED)
                             AND DECEMBER 31, 1998
                                 (In Thousands)

              ASSETS                                           1999        1998
              ------                                           ----        ----

CURRENT ASSETS:
        Cash and cash equivalents                           $ 16,115   $  8,154
        Marketable securities                                 20,756     14,290
        Notes and accounts receivable, net                     7,837      7,819
        Inventories                                            4,232      4,339
        Prepaid expenses and other current assets                393        209
                                                            --------   --------
            Total current assets                              49,333     34,811
                                                            --------   --------

     PROPERTY, PLANT & EQUIPMENT, net                          4,699      4,686

     REAL PROPERTY HELD FOR RENTAL, net                       67,740     71,437

     NONCURRENT NOTES RECEIVABLE                                 217        593

     OTHER ASSETS                                              8,678     11,296

     DEFERRED INCOME TAXES                                     2,398      3,289
                                                            --------   --------

             Total assets                                   $133,065   $126,112
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY                           1999        1998
------------------------------------                           ----        ----

CURRENT LIABILITIES:
   Current maturities of long-term debt                     $  5,976   $  5,875
   Current portion of  borrowings under credit facilities      1,400      1,400
   Accounts payable and accrued liabilities                    9,642     10,821
   Income taxes payable                                        7,135      6,355
   Deferred income taxes                                         638        152
                                                            --------   --------

              Total current liabilities                       24,791     24,603
                                                            --------   --------

LONG-TERM LIABILITIES:
   Borrowings under credit facilities                          3,150      3,850
   Long-term debt                                             30,265     26,929
   Other long-term liabilities                                18,306     18,312
                                                            --------   --------

              Total liabilities                               76,512     73,694
                                                            --------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock                                                  501        515
   Additional paid-in capital                                    748      3,536
   Retained earnings                                          51,591     45,429
   Accumulated other comprehensive income, net of  tax         3,713      2,938
                                                            --------   --------

          Total stockholders' equity                          56,553     52,418
                                                            --------   --------

          Total liabilities and stockholders' equity        $133,065   $126,112
                                                            ========   ========

                     THE ACCOMPANYING NOTES TO CONSOLIDATED
       FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1999         1998
                                                             ----         ----
REVENUES:
     Net sales                                            $  7,912    $  8,634
     Rental revenues from real estate operations             6,801       6,362
                                                          --------    --------

     Total revenues                                         14,713      14,996
                                                          --------    --------

COSTS AND EXPENSES:
     Cost of  sales                                          5,478       5,997
     Real estate operations -
          Mortgage interest expense                            753         661
          Depreciation expense                               1,380       1,396
          Other operating expenses                           1,653       1,667
     General and administrative expenses                     1,438       2,052
     Selling expenses                                          993         961
                                                          --------    --------


Total costs and expenses                                    11,695      12,734
                                                          --------    --------

Operating income                                             3,018       2,262
                                                          --------    --------

OTHER INCOME (EXPENSE):
     Interest and dividend income                              455         352
     Interest expense                                         (165)       (206)
     Other income and expense, net                           1,183       3,607
                                                          --------    --------

Total other income                                           1,473       3,753
                                                          --------    --------

Income before income taxes                                   4,491       6,015

Provision for income taxes                                   1,915       2,592
                                                          --------    --------

Net income                                                $  2,576    $  3,423
                                                          ========    ========

EARNINGS PER COMMON SHARE:

    Basic                                                 $    .51    $    .66
    Diluted                                               $    .51    $    .64


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          1999        1998
                                                        --------    --------
REVENUES:
     Net sales                                          $ 15,565    $ 16,940
     Rental revenues from real estate operations          13,323      12,604
                                                        --------    --------

     Total revenues                                       28,888      29,544
                                                        --------    --------

COSTS AND EXPENSES:
     Cost of  sales                                       11,138      11,881
     Real estate operations -
       Mortgage interest expense                           1,356       1,354
       Depreciation expense                                2,747       2,795
       Other operating expenses                            3,661       2,378
     General and administrative expenses                   2,976       3,175
     Selling expenses                                      1,984       1,898
                                                        --------    --------

Total costs and expenses                                  23,862      23,481
                                                        --------    --------

Operating income                                           5,026       6,063
                                                        --------    --------

OTHER INCOME (EXPENSE):
     Interest and dividend income                            765         747
     Interest expense                                       (328)       (429)
     Other income and expense, net                         5,184       3,784
                                                        --------    --------

Total other income                                         5,621       4,102
                                                        --------    --------

Income from continuing operations before income taxes     10,647      10,165

Provision for income taxes                                 4,485       4,328
                                                        --------    --------

Income from continuing operations                          6,162       5,837
                                                        --------    --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              1999          1998
                                                         ---------    ----------
DISCONTINUED OPERATIONS:
    Gain on disposal of discontinued operations,
      net of tax provision of $3,700                             0         4,849
                                                         ---------    ----------


Income from discontinued operations, net of tax                  0         4,849
                                                         ---------    ----------


Net income                                               $   6,162    $   10,686
                                                         =========    ==========


EARNINGS PER COMMON SHARE:
    Basic- continuing operations                         $    1.22    $    1.12
    Basic- discontinued operations                             .00          .92
                                                         ---------    ----------
    Net income per basic common share                    $    1.22    $    2.04
                                                         =========    ==========

    Diluted- continuing operations                       $    1.21    $    1.09
    Diluted- discontinued operations                           .00          .91
                                                         ---------    ----------
    Net income per diluted common share                  $    1.21    $    2.00
                                                         =========    ==========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              1999       1998
                                                                            --------    ------
Cash Flows From Operating Activities:
    Net income                                                             $  6,162    $ 10,686
                                                                           --------    --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Gain on disposal of investments in affiliates                            (1,989)          0
    Gain on sale of discontinued operations, net of tax                           0      (4,849)
    Purchase of trading securities                                                0      (5,891)
    Proceeds from sale of trading securities                                      0       5,966
    Depreciation and amortization                                             3,333       3,237
    Loss from equity investments                                                  0         176
    Gain on sale of trading securities                                            0         (75)
    Changes in assets and liabilities (A)                                     4,020      (4,880)
                                                                           --------    --------


       Total adjustments                                                      5,364      (6,316)
                                                                           --------    --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                           11,526       4,370
                                                                           --------    --------

Cash Flows From Investing Activities:
       Purchase of available-for-sale securities                             (5,205)          0
       Proceeds from disposal of investments in affiliates                    2,450           0
       Proceeds from sale of discontinued operations                              0      16,000
       Acquisition of property, plant and equipment                            (689)       (589)
       Investment in and advances to affiliates                                 (57)       (359)
                                                                           --------    --------

         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (3,501)     15,052
                                                                           --------    --------

Cash Flows From Financing Activities:
       Principal payments on mortgage commitments, notes and loans           (3,123)     (2,945)
       Proceeds from mortgage commitments, notes and loans                    6,560           0
       Net borrowings under credit facilities                                  (700)     (5,300)
       Purchase and retirement of common shares                              (2,943)     (1,990)
       Proceeds from exercise of stock options                                  142          18
                                                                           --------    --------

         NET CASH USED IN FINANCING ACTIVITIES                                  (64)    (10,217)
                                                                           --------    --------

Net increase in cash and cash equivalents                                     7,961       9,205

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                             8,154       5,250
                                                                           --------    --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 16,115    $ 14,455
                                                                           ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    1999          1998
                                                ------------   ------------
Supplemental Disclosures of Cash Flow
     Information:
       Cash Paid During the Period For:
         Interest                                   $1,622      $1,746
         Taxes                                       2,811       3,534
                                                     =====       =====

Supplemental Schedule of Noncash Investing
   and Financing Activities:
        See Notes to Consolidated Financial Statements


(A) Changes in assets and liabilities for the six months ended June 30, 1999 and 1998, are as follows:

Notes and accounts receivable, net                    ($18)       $2,892
Inventories                                            107           163
Prepaid expenses and other current assets             (184)          (31)
Deferred income taxes                                  891           346
Real property held for rental, net                   1,038        (5,275)
Noncurrent notes receivable                            376           (70)
Other assets                                         2,214          (157)
Accounts payable and accrued liabilities            (1,179)       (3,288)
Income taxes payable                                   780           606
Other long-term liabilities                             (5)          (66)
                                                    ------       --------

         Total                                      $4,020       ($4,880)
                                                    ======       ========


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

INVENTORIES
-----------

         The components of inventory are as follows:

(In Thousands)                      June 30, 1999      December 31, 1998
                                    -------------      -----------------

Raw materials                               $2,266               $1,851
Work in process                                401                  403
Finished goods                               1,565                2,085
                                             -----                -----
                                            $4,232               $4,339
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

EARNINGS PER SHARE
------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months                  Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                    --------------              --------------

(In Thousands, Except Per Share Data)                              1999         1998            1999        1998
                                                                   ----         ----            ----        ----

Numerator:
   Income from continuing operations                             $2,576       $3,423          $6,162      $5,837
                                                                 ------       ------          ------      ------
Denominator:
   Denominator for basic earnings per
        share -weighted-average shares outstanding                5,011        5,204           5,053       5,227
Effect of dilutive securities:
   Employee stock options                                            20          116              23         128
                                                                 ------       ------          ------      ------
   Denominator for diluted earnings per
        share-adjusted weighted-average shares and
        assumed conversions                                       5,031        5,320           5,076       5,355
                                                                  -----        -----           -----       -----

Basic earnings per share - continuing operations                   $.51         $.66           $1.22       $1.12
                                                                   ====         ====           =====       =====

Diluted earnings per share - continuing operations                 $.51         $.64           $1.21       $1.09
                                                                   ====         ====           =====       =====


COMPREHENSIVE INCOME
--------------------

         The Company's comprehensive income consists of unrealized gains and losses from investments in available-for-sale securities. The components of other comprehensive income are as follows:

                                                               Three Months                       Six Months
                                                               Ended June 30,                    Ended June 30,
                                                             --------------------               ----------------

(In Thousands)                                               1999            1998               1999        1998
                                                             ----            ----               ----        ----

Net income                                                 $2,576          $3,423             $6,162     $10,686

Other comprehensive income, net of tax:
Unrealized     holding     gains     (losses)    on
available-for-sale    securities,    net   of   tax
(provision)  benefit  of ($896)  and $4, and ($486)
and $6, respectively                                        1,572             (8)                775        (11)
                                                           ------          ------             ------     -------

Comprehensive income                                       $4,148          $3,415             $6,937     $10,675
                                                           ======          ======             ======     =======

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

         Operating results of the Company's business segments are as follows:

                                                               Three Months                        Six Months
                                                              Ended June 30,                     Ended June 30,
                                                              --------------                     --------------
(In Thousands)
                                                            1999             1998                 1999         1998
                                                            ----             ----                 ----         ----
Net revenues and sales-
     Real estate investment and management                $6,801           $6,362              $13,323      $12,604
     Engineered products                                   7,912            8,634               15,565       16,940
                                                         -------          -------              -------      -------

                                                         $14,713          $14,996              $28,888      $29,544
                                                         =======          =======              =======      =======

Operating income-
     Real estate investment and management                $3,015           $2,638               $5,560       $6,077
     Engineered products                                     686              936                  972        1,736
                                                         -------          -------              -------      -------

                                                           3,701            3,574                6,532        7,813

General corporate expenses                                  (683)          (1,312)              (1,506)      (1,750)
Other income, net                                          1,473            3,753                5,621        4,102
                                                         -------          -------              -------      -------

            Income from continuing
              operations before income taxes              $4,491           $6,015              $10,647      $10,165
                                                         =======          =======              =======      =======


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," which changes the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating the accounting and reporting requirements and believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
---------------------------------------

         Revenues for the three month period ended June 30, 1999 were $14.7 million which resulted in operating income of $3.0 million versus revenues of $15.0 million and operating income of $2.3 million during the comparable period in 1998. Net income during this period was $2.6 million or $.51 per basic share versus $3.4 million or $.66 per basic share during the comparable period in 1998.

         Revenues for the six month period ended June 30, 1999 were $28.9 million resulting in income from continuing operations of $6.2 million or $1.22 per basic share versus revenues of $29.5 million and income from continuing operations of $5.8 million or $1.12 per basic share during the comparable 1998 period. In 1998, the Company sold its antenna business, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.92 per basic share on an after tax basis. Net income was $6.2 million or $1.22 per basic share in 1999 versus $10.7 million or $2.04 per basic share for the same period in 1998.

REAL ESTATE OPERATIONS
----------------------

         Rental revenues from real estate operations increased $439,000 or 7% for the three months and $719,000 or 6% for the six months ended June 30, 1999 when compared to the corresponding periods in 1998. These increases are primarily attributable to revenues generated from properties acquired in 1998.

         Mortgage interest expense increased $92,000 during the current quarter and less than 1% for the six month period ended June 30 1999, compared to the corresponding periods in 1998. These increases are due to mortgages obtained in connection with 1998 property acquisitions offset by lower interest expense on mortgages refinanced in 1998 and 1999 and continuing mortgage amortization, including repayments associated with properties sold.

         Depreciation expense associated with rental properties decreased $16,000 or 1% during the three month period ended June 30, 1999 and $48,000 or 2%, during the six month period ended June 30, 1999 compared to the corresponding periods of 1998. These decreases are primarily due to reduced depreciation expense associated with properties sold in 1999 and 1998.

         Operating expenses associated with the management of real properties decreased $14,000 for the current quarter and increased $1.3 million for the first six months of 1999 compared to the corresponding periods in 1998. The increase for the six month period was principally due to 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1 million. The remainder of the increase was principally due to expenses incurred for the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS
-------------------

         The  Company's   engineered   products   segment  includes  Metex  Mfg.
Corporation and AFP Transformers, LLC. The operating results of the engineered products segment are as follows:

                                                  Three Months                     Six Months
                                                 Ended June 30,                  Ended June 30,
                                                 --------------                  --------------

(In Thousands)                                1999           1998              1999           1998
                                              ----           ----              ----           ----

Net Sales                                   $7,912         $8,634           $15,565        $16,940
                                            ======         ======           =======        =======

Cost of  Sales                              $5,478         $5,997           $11,138        $11,881
                                            ======         ======           =======        =======

Selling, General and Administrative
Expenses                                    $1,748         $1,701           $ 3,455        $ 3,323
                                            ======         ======           =======        =======

Income from Operations                      $  686         $  936           $   972        $ 1,736
                                            ======         ======           =======        =======


         Net sales of the engineered products segment decreased 8% for each of the current quarter and six month period ended June 30, 1999 compared to the same periods in 1998. These decreases are primarily attributable to continued price competition and weakened demand for certain of the Company's products.

         Cost of sales as a percentage of sales for the three month period ended June 30, 1999 remained virtually unchanged when compared to the same period in 1998 principally due to efficient material purchases and a commitment to cost reductions. For the six month period ended June 30, 1999, cost of sales as a percentage of sales increased to 71.6% from 70.1% in 1998. This increase is principally due to non-recurring costs associated with a labor strike and subsequent union settlement, start up operations in Mexico and the mix of products sold.

         Selling, general and administrative expenses ("SG&A") of the engineered products segment increased $47,000 or 3% and $132,000 or 4%, respectively, during the quarter and six month period ended June 30, 1999 versus such costs of the comparable 1998 periods. Savings from cost containment efforts in this area were offset by amounts invested to expand the Company's product offerings and improve competitiveness including costs associated with the start up of operations in Mexico.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative ("G&A") expenses not associated with manufacturing operations decreased by $629,000 and $244,000 for the three month and six month period ended June 30, 1999, respectively, versus the same periods in 1998. The decrease in the current quarter is principally due to non-recurring charges recorded in the corresponding prior year period. Absent these items, G&A expenses not associated with manufacturing operations approximated prior year amounts for the three months ended June 30, 1999. For the six month periods, after adjusting for non-recurring items in 1998, G&A expenses not associated with manufacturing operations increased $134,000 due to an increase in professional fees.

OTHER INCOME AND EXPENSE
------------------------

         The components of other income and expense in the accompanying Consolidated Statements of Income are, as follows:

                                                          Three Months              Six Months
                                                         Ended June 30,           Ended June 30,
                                                         --------------           --------------

         (In Thousands)                                  1999        1998          1999        1998
                                                         ----        ----          ----        ----

         Gain on disposal of investment in
         affiliates                                        $0          $0        $1,989          $0

         Gain on sale of real estate assets               835       3,653         2,806       3,874

         Loss from investment in affiliates                 0         (50)            0        (176)

         Gain on sale of marketable securities              0           0             0          75

         Other, net                                       348           4           389          11
                                                       ------      ------        ------      ------

                                                       $1,183      $3,607        $5,184      $3,784
                                                       ======      ======        ======      ======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At June 30, 1999, the Company's cash and marketable securities were $36.9 million and working capital was approximately $25 million. Management believes that the real estate market continues to be overvalued and the Company's recent acquisitions have been limited to those select properties that meet its financial requirements. Management believes that the available working capital along with the $40 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

         The Company's portfolio of available-for-sale securities had a fair market value of $20.8 million at June 30, 1999, reflecting pretax unrealized holding gains of approximately $5.7 million.

         The Company's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Company will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At June 30, 1999, eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at June 30, 1999. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. At June 30, 1999, there were no amounts outstanding under the Revolver and approximately $4.6 million was outstanding on the Term Loan.

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

         The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Based upon the advice of counsel, management believes such recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Company. However, the ultimate outcome of litigation cannot be predicted. To date settlements have been reached with several carriers in this matter. See Notes to Consolidated Financial Statements -- Contingencies.

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

BUSINESS TRENDS
---------------

         Total revenues for the first six months of 1999 were $28.9 million, a decrease of $656,000 or 2% from the comparable 1998 period principally due to a decline in revenues from the Company's engineered products segment. Income from continuing operations for this period was $6.2 million or $1.22 per basic share versus $5.8 million or $1.12 per basic share during the same period in 1998.

         The results of the Company's real estate operations reflect a 6% increase in revenues for the first six months of 1999, primarily due to revenues generated from properties acquired in 1998. Operating profit from real estate operations for this period was $5.6 million, a decrease of $519,000 from the corresponding 1998 period. Increased rental revenues of $719,000 were offset by higher real estate operating expenses resulting from 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1 million and an increase in expenses incurred for the maintenance of properties acquired in 1998.

         Revenues for six month period ended June 30, 1999 from the engineered products segment decreased 8% from the prior year principally due to continuing price competition and weakened demand for certain of the Company's products. Savings from cost containment efforts and efficient material purchases were offset by amounts invested to expand the Company's product offerings and improve competitiveness including costs associated with the start up of operations in Mexico. Management remains committed to growing these businesses and is aggressively pursuing new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ROSATELLI VS. UNItED CAPITAL CORP.
----------------------------------

         In August 1996, Dennis Rosatelli, the Company's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his compliant to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Company believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Company in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998 the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint are unchanged. The Company intends to vigorously defend this action and has asserted counterclaims against Mr. Rosatelli for, among other things, the set off of amounts by which he has damaged the Company against his claims under his employment contract. The matter is scheduled for trial in September, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 15, 1999, the Company held its Annual Meeting of Stockholders, whereby the stockholders elected Directors and approved a proposal to amend the Company's stock option plans to extend the termination dates. The vote on such matters was as follows:

1.       ELECTION OF DIRECTORS:

                                       For                   Withheld
                                       ---                   --------
       A. F. Petrocelli             4,400,272                144,294
       Howard M. Lorber             4,400,272                144,294
       Anthony J. Miceli            4,401,041                143,525
       Arnold S. Penner             4,401,017                143,549

2. APPROVAL OF AMENDMENTS TO 1988 JOINT INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN AND THE 1988 INCENTIVE STOCK OPTION PLAN: To adopt amendments to extend the termination date of the Joint Plan and the Incentive Plan to December 31, 2008.

             For                      Against                  Abstain
             ---                      -------                  -------
           3,817,221                  338,702                   2,904


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27.  Financial Data Schedule
       (b)  Reports on Form 8-K.  None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED CAPITAL CORP.

                                   By: /s/ Anthony J. Miceli
                                       ---------------------------
                                       Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Company

Dated:  August 12, 1999