Form 10-Q
period 1999-09-30
UNITED CAPITAL CORP /DE/
filed 1999-11-12
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ending               September 30, 1999
                               -------------------------------------------------


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

            Common stock, $.10 par value 4,735,915 shares outstanding
                            as of November 8, 1999.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of  September 30, 1999 and December 31, 1998                      3

            Consolidated Statements of Income for
            the Three Months Ended September 30, 1999 and 1998                4

            Consolidated Statements of Income for the Nine
            Months Ended September 30, 1999 and 1998                          5

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1999 and 1998             6 - 7

            Notes to Consolidated Financial Statements                   8 - 13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13 - 20

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 21

SIGNATURES                                                                   21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------

              CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999
                       (UNAUDITED) AND DECEMBER 31, 1998
                       ---------------------------------
                                 (In Thousands)

              ASSETS                                                   1999             1998
              ------                                                   ----             ----

CURRENT ASSETS:
   Cash and cash equivalents                                         $24,858          $8,154
   Marketable securities                                              17,176          14,290
   Notes and accounts receivable, net                                  6,133           7,819
   Inventories                                                         3,999           4,339
   Prepaid expenses and other current assets                             392             209
   Deferred income taxes                                                 720               0
                                                                    --------        --------

       Total current assets                                           53,278          34,811
                                                                    --------        --------


PROPERTY, PLANT & EQUIPMENT, net                                       4,822           4,686


REAL PROPERTY HELD FOR RENTAL, net                                    66,576          71,437


NONCURRENT NOTES RECEIVABLE                                              209             593


OTHER ASSETS                                                           8,100          11,296


DEFERRED INCOME TAXES                                                  1,825           3,289
                                                                    --------        --------


        Total assets                                                $134,810        $126,112
                                                                    ========        ========


 LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999             1998
 ------------------------------------                                  ----             ----

 CURRENT LIABILITIES:
     Current maturities of long-term debt                            $6,069           $5,875
     Current portion of  borrowings under credit facilities           1,400            1,400
     Accounts payable and accrued liabilities                         9,499           10,821
     Income taxes payable                                             8,909            6,355
     Deferred income taxes                                                0              152
                                                                     ------           ------
           Total current liabilities                                 25,877           24,603
                                                                     ------           ------

 LONG-TERM LIABILITIES:
    Borrowings under credit facilities                                2,800            3,850
    Long-term debt                                                   28,718           26,929
    Other long-term liabilities                                      20,468           18,312
                                                                   --------         --------

           Total liabilities                                         77,863           73,694
                                                                   --------         --------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:

    Common stock                                                        501              515
    Additional paid-in capital                                          748            3,536
    Retained earnings                                                54,507           45,429
    Accumulated other comprehensive income, net of  tax               1,191            2,938
                                                                   --------         --------
           Total stockholders' equity                                56,947           52,418
                                                                   --------         --------

           Total liabilities and stockholders' equity              $134,810         $126,112
                                                                   ========         ========


                     THE ACCOMPANYING NOTES TO CONSOLIDATED
       FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     1999                1998
                                                                                     ----                ----
REVENUES:
     Net sales                                                                     $7,458              $7,487
     Rental revenues from real estate operations                                    6,881               6,396
                                                                                   ------              ------

     Total revenues                                                                14,339              13,883
                                                                                   ------              ------

COSTS AND EXPENSES:
     Cost of  sales                                                                 5,246               5,084
     Real estate operations -
       Mortgage interest expense                                                      644                 664
       Depreciation expense                                                         1,314               1,348
       Other operating expenses                                                     1,654               1,574
     General and administrative expenses                                            1,419               1,218
     Selling expenses                                                                 966                 926
                                                                                   ------              ------

Total costs and expenses                                                           11,243              10,814
                                                                                   ------              ------

Operating income                                                                    3,096               3,069
                                                                                   ------              ------

OTHER INCOME (EXPENSE):
     Interest and dividend income                                                     625                 390
     Interest expense                                                                (146)               (202)
     Other income and expense, net                                                  1,466                 212
                                                                                   ------              ------

Total other income                                                                  1,945                 400
                                                                                   ------              ------

Income before income taxes                                                          5,041               3,469

Provision for income taxes                                                          2,125               1,508
                                                                                   ------              ------

Net income                                                                         $2,916              $1,961
                                                                                   ======              ======

EARNINGS PER COMMON SHARE:

    Basic                                                                           $.58                 $.38
    Diluted                                                                         $.58                 $.37




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1999        1998
                                                                                      ----        ----
REVENUES:
    Net sales                                                                      $ 23,023    $ 24,427
    Rental revenues from real estate operations                                      20,204      19,000
                                                                                   --------    --------

    Total revenues                                                                   43,227      43,427
                                                                                   --------    --------

COSTS AND EXPENSES:
    Cost of  sales                                                                   16,384      16,965
    Real estate operations -
      Mortgage interest expense                                                       2,000       2,018
      Depreciation expense                                                            4,061       4,143
      Other operating expenses                                                        5,315       3,952
    General and administrative expenses                                               4,395       4,393
    Selling expenses                                                                  2,950       2,824
                                                                                   --------    --------

Total costs and expenses                                                             35,105      34,295
                                                                                   --------    --------

Operating income                                                                      8,122       9,132
                                                                                   --------    --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                                      1,390       1,137
    Interest expense                                                                   (474)       (631)
    Other income and expense, net                                                     6,650       3,996
                                                                                   --------    --------

Total other income                                                                    7,566       4,502
                                                                                   --------    --------

Income from continuing operations before income taxes                                15,688      13,634

Provision for income taxes                                                            6,610       5,836
                                                                                   --------    --------

Income from continuing operations                                                     9,078       7,798
                                                                                   --------    --------

DISCONTINUED OPERATIONS:
   Gain on disposal of discontinued operations, net of tax provision of $3,700            0       4,849
                                                                                   --------    --------

Net income                                                                         $  9,078    $ 12,647
                                                                                   ========    ========

EARNINGS PER COMMON SHARE:

    Basic- continuing operations                                                   $   1.80    $   1.49
    Basic- discontinued operations                                                      .00         .93
                                                                                   --------    --------
    Net income per basic common share                                              $   1.80    $   2.42
                                                                                   ========    ========

    Diluted- continuing operations                                                 $   1.79    $   1.46
    Diluted- discontinued operations                                                    .00         .91
                                                                                   --------    --------
    Net income per diluted common share                                            $   1.79    $   2.37
                                                                                   ========    ========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         1999       1998
                                                                         ----       -----
Cash Flows From Operating Activities:
    Net income                                                       $  9,078    $ 12,647
                                                                     --------    --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Gain on sale of discontinued operations, net of tax                     0      (4,849)
    Purchase of trading securities                                       (700)     (5,891)
    Proceeds from sale of trading securities                              844       5,966
    Depreciation and amortization                                       4,937       4,678
    (Gain) loss from equity investments                                  (838)        392
    Gain on sale of trading securities                                   (144)        (75)
    Changes in assets and liabilities (A)                              10,811      (4,399)
                                                                     --------    --------


       Total adjustments                                               14,910      (4,178)
                                                                     --------    --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     23,988       8,469
                                                                     --------    --------

Cash Flows From Investing Activities:
       Purchase of available-for-sale securities                       (5,505)     (4,596)
       Proceeds from sale of equity investments                         1,300           0
       Proceeds from sale of discontinued operations                        0      16,000
       Acquisition of property, plant and equipment                    (1,154)       (930)
       Investment in and advances to affiliates                           (56)        (26)
                                                                     --------    --------

         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (5,415)     10,448
                                                                     --------    --------

Cash Flows From Financing Activities:
       Principal payments on mortgage commitments, notes and loans     (4,578)     (3,969)
       Proceeds from mortgage commitments, notes and loans              6,560       5,138
       Net borrowings under credit facilities                          (1,050)     (5,650)
       Purchase and retirement of common shares                        (2,943)     (1,990)
       Proceeds from exercise of stock options                            142          18
                                                                     --------    --------

         NET CASH USED IN FINANCING ACTIVITIES                         (1,869)     (6,453)
                                                                     --------    --------

Net increase in cash and cash equivalents                              16,704      12,464

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       8,154       5,250
                                                                     --------    --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 24,858    $ 17,714
                                                                     ========    ========


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                1999        1998
                                                                ----        ----
Supplemental Disclosures of Cash Flow Information:

       Cash Paid During the Period For:
         Interest                                             $2,390     $2,641
                                                              ======     ======
         Taxes                                                $3,411     $5,202
                                                              ======     ======

Supplemental Schedule of Noncash Investing
   and Financing Activities:
        See Notes to Consolidated Financial Statements


(A) Changes in assets and liabilities for the nine months ended September 30, 1999 and 1998, are as follows:

Notes and accounts receivable, net                        $1,686       $2,736
Inventories                                                  340         (285)
Prepaid expenses and other current assets                   (183)          12
Deferred income taxes                                      1,464          226
Real property held for rental, net                           941       (5,234)
Noncurrent notes receivable                                  384          (55)
Other assets                                               2,791         (175)
Accounts payable and accrued liabilities                  (1,322)      (2,190)
Income taxes payable                                       2,554          625
Other long-term liabilities                                2,156          (59)
                                                           -----          ----

         Total                                           $10,811      ($4,399)
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

         All adjustments necessary for a fair presentation of the results for the interim periods have been recorded.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MARKETABLE SECURITIES
---------------------

         The aggregate market value of marketable securities, which are all classified as available-for-sale, was $17,176,000 and $14,290,000 at September 30, 1999 and December 31, 1998, respectively, while unrealized holding gains were $1,191,000 and $2,938,000 on a net of tax basis, respectively. Marketable securities consist of the following:

(In Thousands)                      September 30, 1999      December 31, 1998
                                    ------------------      -----------------

Available-For-Sale Securities:
  Corporate equities                      $11,966                $14,290
  Corporate debts                           5,210                      0
                                          -------                -------
                                          $17,176                $14,290
                                          =======                =======

Corporate debt securities have contractual maturities ranging from approximately one to nine years, with the majority of the maturities being five years or less.

The following represents proceeds received from the sale of trading securities and the resulting gross realized gains included in the determination of net income for the nine months ended September 30:

(In Thousands)                          1999                 1998
                                        ----                 ----

Proceeds                                $844               $5,966
Realized gains                          $144               $   75

INVENTORIES
-----------

         The components of inventory are as follows:

(In Thousands)                       September 30, 1999      December 31, 1998
                                     ------------------      -----------------

Raw materials                             $2,214                  $1,851
Work in process                              462                     403
Finished goods                             1,323                   2,085
                                           -----                   -----
                                          $3,999                  $4,339
                                          ======                  ======

CONTINGENCIES
-------------

         The Company has undertaken the completion of environmental studies and/or remedial action at two of Metex' New Jersey facilities.

         The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Environmental experts engaged by the Company estimate that, under the most probable remediation scenario, the remediation of this site is anticipated to require initial expenditures of $860,000 including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15-year period.

         Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Company that, under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2,300,000 in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10-year period. The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

         The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEPE or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

         Although the Company believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the

Company's insurers have denied such coverage. Accordingly, the Company has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. To date, settlements have been reached with all but one carrier in this matter. Upon the advice of counsel, the Company believes that based upon a present understanding of the facts and the present state of the law in New Jersey, it is probable that the Company will prevail in the pending litigation and thereby access all or a very substantial portion of the insurance coverage it claims; however, the ultimate outcome of litigation cannot be predicted.

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

         The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. See
Part II Other Information - Item 1. Legal Proceedings. None of these matters are expected to result in a judgment having a material adverse effect on the Company's consolidated financial position or results of operations.

EARNINGS PER SHARE
------------------

The following table sets forth the computation of basic and diluted earnings per share:


                                                               Three Months                 Nine Months
                                                            Ended September 30,         Ended September 30,
                                                            -------------------         -------------------

(In Thousands, Except Per Share Data)                          1999     1998                1999     1998
                                                              ------   ------              ------   ------

Numerator:
   Income from continuing operations                         $2,916   $1,961              $9,078   $7,798
                                                             ------   ------              ------   ------
Denominator:
        Denominator for basic earnings per share -
        weighted-average shares                               5,014    5,203               5,040    5,219

Effect of dilutive securities:
   Employee stock options                                        49      103                  33      120
                                                             ------   ------              ------   ------

        Denominator for diluted earnings per share -
        adjusted weighted-average shares and assumed
        conversions                                           5,063    5,306               5,073    5,339
                                                             ------   ------              ------   ------

Basic earnings per share - continuing operations             $  .58   $  .38              $ 1.80   $ 1.49
                                                             ======   ======              ======   ======

Diluted earnings per share - continuing operations           $  .58   $  .37              $ 1.79   $ 1.46
                                                             ======   ======              ======   ======

COMPREHENSIVE INCOME
--------------------

The Company's  comprehensive income consists of unrealized gains and losses from
investments   in   available-for-sale   securities.   The  components  of  other
comprehensive income are as follows:

                                                              Three Months            Nine Months
                                                          Ended September 30,     Ended September 30,
                                                          -------------------     -------------------

(In Thousands)                                              1999        1998         1999        1998
                                                            ----        ----         ----        ----

Net income                                               $  2,916    $  1,961    $  9,078    $ 12,647

Other comprehensive income, net of tax:
Unrealized  holding  losses  on  available-for-sale
securities,  net of tax benefit of $1,358 and $252,
and $872 and $258, respectively                            (2,522)       (490)     (1,747)       (501)
                                                         --------    --------    --------    --------

Comprehensive income                                     $    394    $  1,471    $  7,331    $ 12,146
                                                         ========    ========    ========    ========


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

         Operating results of the Company's business segments are as follows:

                                                                   Three Months                       Nine Months
                                                                Ended September 30,               Ended September 30,
                                                                -------------------               -------------------
  (In Thousands)
                                                             1999              1998                1999          1998
                                                             ----              ----                ----          ----
  Net revenues and sales-
       Real estate investment and management                $6,881           $6,396              $20,204      $19,000
       Engineered products                                   7,458            7,487               23,023       24,427
                                                           -------        ---------             --------     --------

                                                           $14,339          $13,883              $43,227      $43,427
                                                           =======          =======              =======      =======

  Operating income-
       Real estate investment and management                $3,269           $2,810               $8,828       $8,887
       Engineered products                                     487              792                1,459        2,528
                                                          --------         --------              -------    ---------

                                                             3,756            3,602               10,287       11,415

  General corporate expenses                                  (660)            (533)              (2,165)      (2,283)
  Other income, net                                          1,945              400                7,566        4,502
                                                           -------         --------             --------    ---------

              Income from continuing
                operations before income taxes              $5,041           $3,469              $15,688      $13,634
                                                            ======           ======              =======      =======


                                                                  September 30, 1999                December 31, 1998
                                                                  ------------------                -----------------
Identifiable assets -

     Real estate investment and management                              $122,743                          $114,406
     Engineered products                                                  12,067                            11,706
                                                                        --------                          --------
                                                                        $134,810                          $126,112
                                                                        ========                          ========

SUBSEQUENT EVENT
----------------

         In August 1999, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer for up to 500,000 shares of the Company's common stock, or approximately 10% of its outstanding shares. Under the terms of this offer, which expired on September 30, 1999, the Company invited shareholders to tender shares at prices between $15.00 and $17.50 per share.

         In October 1999, the Company purchased and retired all of the approximately 278,000 shares validly tendered at a price of $17.50 per share. The $4.9 million of shares repurchased in connection with this self-tender offer represents approximately 5.5% of the Company's outstanding shares as of September 30, 1999. The purchase was funded through the Company's available cash resources. This repurchase is consistent with management's goal of increasing shareholder value and represents an attractive investment that should benefit the Company and its shareholders over the long-term.

         As a result of the repurchase of the approximately 278,000 shares in October 1999, the Company's additional paid-in capital will be reduced to zero and the Company's retained earnings will be reduced by approximately $4.1 million. These adjustments will be reflected in the Company's December 31, 1999 financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which changes the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating the accounting and reporting requirements and believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
-----------------

         Certain amounts have been reclassified in the prior year Consolidated Financial Statements to present them on a basis consistent with the current year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------

         Revenues for the three month period ended September 30, 1999 were $14.3 million, which resulted in pretax income of $5.0 million versus revenues of $13.9 million and pretax income of $3.5 million during the comparable period in 1998. Net income during this quarter was $2.9 million or $.58 per basic share versus $2.0 million or $.38 per basic share during the comparable period in 1998.

         Revenues for the nine month period ended September 30, 1999 were $43.2 million resulting in income from continuing operations of $9.1 million, or $1.80 per basic share versus revenues of $43.4 million and income from continuing operations of $7.8 million, or $1.49 per basic share during the comparable 1998 period. In 1998, the Company sold its antenna business, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.93 per basic share on an after tax basis. Net income was $9.1 million or $1.80 per basic share in 1999 versus $12.6 million or $2.42 per basic share for the same period in 1998.

REAL ESTATE OPERATIONS
----------------------

         Rental revenues from real estate operations increased approximately $485,000, or 8% for the three months and $1.2 million, or 6% for the nine months ended September 30, 1999, compared to the corresponding periods in 1998. These increases are primarily attributable to revenues generated from properties acquired in 1998.

         Mortgage interest expense decreased approximately $20,000 or 3% during the current quarter and less than 1% for the nine month period ended September 30, 1999, compared to the corresponding periods in 1998. These decreases are due to lower interest expense on mortgages refinanced in 1998 and 1999 and continuing mortgage amortization, including repayments associated with properties sold.

         Depreciation expense associated with rental properties decreased approximately $34,000, or 3% during the three month period ended September 30, 1999, and approximately $82,000, or 2%, during the nine month period ended September 30, 1999, compared to the corresponding periods in 1998. These decreases are primarily due to reduced depreciation expense associated with properties sold in 1999 and 1998.

         Operating expenses associated with the management of real properties increased approximately $80,000 for the current quarter and approximately $1.4 million for the nine month period ended September 30, 1999, compared to the corresponding periods in 1998. The increase in the current quarter is primarily due to expenses incurred for the maintenance of properties acquired in 1998. The increase for the nine month period was principally due to 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1.0 million. The remainder of the nine month period increase was principally due to expenses incurred for the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS
-------------------

         The  Company's   engineered   products   segment  includes  Metex  Mfg.
Corporation and AFP Transformers, LLC. The operating results of the engineered products segment are as follows:

                                                        Three Months                    Nine Months
                                                     Ended September 30,            Ended September 30,
                                                     -------------------            -------------------

(In Thousands)                                        1999           1998              1999           1998
                                                      ----           ----              ----           ----

Net Sales                                           $7,458         $7,487           $23,023        $24,427
                                                    ======         ======           =======        =======

Cost of  Sales                                      $5,246         $5,084           $16,384        $16,965
                                                    ======         ======           =======        =======

Selling, General and Administrative
Expenses                                            $1,725         $1,611           $ 5,180        $ 4,934
                                                    ======         ======           =======        =======

Income from Operations                              $  487         $  792           $ 1,459        $ 2,528
                                                    ======         ======           =======        =======

         Net sales of the engineered products segment decreased less than 1% for the current quarter and $1.4 million, or 6% for the nine month period ended September 30, 1999 compared to the same periods in 1998. These decreases are primarily attributable to continued price competition and reduced demand for certain of the Company's products.

         Cost of sales as a percentage of net sales increased approximately 2% for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. These increases are primarily due to continued price competition, non-recurring costs associated with a labor strike and subsequent union settlement in the first quarter of 1999, start up operations in Mexico and the mix of products sold.

         Selling, general and administrative expenses of the engineered products segment increased $114,000 or 7% and $246,000 or 5%, respectively, during the quarter and nine month period ended September 30, 1999 versus such costs of the comparable 1998 periods. These increases are primarily due to amounts invested to expand the Company's product offerings and improve competitiveness.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative ("G&A") expenses not associated with manufacturing operations increased by approximately $127,000 for the three month period ended September 30, 1999 versus the same period in 1998 principally due to an increase in professional fees. For the nine months ended September 30, 1999, G&A expenses not associated with manufacturing operations decreased approximately $118,000 due to non-recurring charges recorded in the corresponding prior year period, offset by an increase in professional fees.

OTHER INCOME AND EXPENSE
------------------------

         The components of other income and expense in the accompanying Consolidated Statements of Income are as follows:

                                                              Three Months                    Nine Months
                                                           Ended September 30,            Ended September 30,
                                                           -------------------            -------------------

      (In Thousands)                                       1999         1998               1999       1998
                                                           ----         ----               ----       ----

      Gain on sale of real estate assets                 $1,304         $546             $5,261     $4,420

      Gain (loss) from equity investments                     0         (216)               838       (392)

      Gain on sale of trading securities                    144            0                144         75

      Other, net                                             18         (118)               407       (107)
                                                        -------         ----             ------     ------

                                                         $1,466         $212             $6,650     $3,996
                                                         ======         ====             ======     ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At September 30, 1999, the Company's cash and marketable securities were $42.0 million and working capital was approximately $27.4 million. Management believes that the real estate market continues to be overvalued and the Company's recent acquisitions have been limited to those select properties that meet its financial requirements. Management believes that the available working capital along with the $40 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

         The Company's portfolio of available-for-sale securities had a fair market value of $17.2 million at September 30, 1999, reflecting pretax unrealized holding gains of approximately $1.8 million.

         The Company's Credit Agreement with two banks provides for both a $7 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolver"). Under the terms of the Credit Agreement, the Company will be provided with eligibility based upon the sum of (i) 50% of the aggregate annualized and normalized year-to-date net operating income of eligible properties, as defined, capitalized at 11.5% and (ii) the lesser of $12 million or the sum of 75% of eligible accounts receivable and 50% of eligible inventory, as defined. Eligibility is also limited by amounts outstanding under the Term Loan. At September 30, 1999, eligibility under the Revolver was $40 million, based upon the above terms. The Credit Agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at September 30, 1999. The Credit Agreement also contains provisions which allow the lenders to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the Credit Agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 1.75% while borrowings under the Term Loan bear interest at 90 day LIBOR plus 1.4%. The Term Loan is payable in quarterly principal installments of $350,000 with the final payment due on September 30, 2002. The Revolver expires on January 15, 2000. The Company is currently in discussion with several banks to expand and extend its' present credit facility and management is confident that such arrangements will be in place prior to the expiration of the Revolver. At September 30, 1999, there were no amounts outstanding under the Revolver and approximately $4.2 million was outstanding on the Term Loan.

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

         The Company has undertaken the completion of environmental studies and/or remedial action at two of Metex' New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. To date settlements have been reached with all but one carrier in this matter. Based upon the advice of counsel, management believes further recovery is probable and therefore should not have a material effect on the liquidity or capital resources of the Company. However, the ultimate outcome of litigation cannot be predicted. See Notes to Consolidated Financial Statements -- Contingencies.

         In August 1999, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer for up to 500,000 shares of the Company's common stock, or approximately 10% of its outstanding shares. Under the terms of this offer, which expired on September 30, 1999, the Company invited shareholders to tender shares at prices between $15.00 and $17.50 per share.

         In October 1999, the Company purchased and retired all of the approximately 278,000 shares validly tendered at a price of $17.50 per share. The $4.9 million of shares repurchased in connection with this self-tender offer represents approximately 5.5% of the Company's outstanding shares as of September 30, 1999. The purchase was funded through the Company's available cash resources. This repurchase is consistent with management's goal of increasing shareholder value and represents an attractive investment that should benefit the Company and its shareholders over the long-term.

         As a result of the repurchase of the approximately 278,000 shares in October 1999, the Company's additional paid-in capital will be reduced to zero and the Company's retained earnings will be reduced by approximately $4.1 million. These adjustments will be reflected in the Company's December 31, 1999 financial statements.

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

BUSINESS TRENDS
---------------

         Total revenues for the first nine months of 1999 were $43.2 million, a decrease of approximately $200,000, or less than 1% from the comparable 1998 period principally due to a decline in revenues from the Company's engineered products segment, which was offset by increased revenues from the Company's real estate operations of $1.2 million. Income from continuing operations for this period was $9.1 million or $1.80 per basic share versus $7.8 million or $1.49 per basic share during the same period in 1998.

         The results of the Company's real estate operations reflect a 6% increase in revenues for the first nine months of 1999, primarily due to revenues generated from properties acquired in 1998. Operating profit from real estate operations for this period was consistent with the corresponding 1998 period. Increased rental revenues of $1.2 million were offset by higher real estate operating expenses resulting from 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1.0 million, and an increase in expenses incurred for the maintenance of properties acquired in 1998.

         Revenues for nine month period ended September 30, 1999 from the engineered products segment decreased 6% from the prior year principally due to continuing price competition and weakened demand for certain of the Company's products. Income from operations of this segment decreased approximately $1.1 million for the nine months ended September 30, 1999 as compared to the corresponding prior year period, primarily due to the reduction in sales and amounts invested to expand the Company's product offerings and improve competitiveness. Management remains committed to growing these businesses and is aggressively pursuing new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

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

         The Company believes that it has taken reasonable steps in preparing for the Year 2000 issue, but cannot ensure that all of its Year 2000 issues or those of its significant third parties will be resolved or addressed satisfactorily before the Year 2000 commences. Any resulting disruption could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of failing to adequately address all Year 2000 concerns will have a material impact on the Company's results of operations, liquidity or financial position. The Company is not in a position to assess or evaluate the impact of a worst case scenario.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ROSATELLI VS. UNItED CAPITAL CORP.
----------------------------------

         In August 1996, Dennis Rosatelli, the Company's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his complaint to include Bank of America Illinois, Metex Corporation, Kentile Inc., A.F. Petrocelli and another officer of Kentile as additional defendants. The Company believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Company in May, 1996 for cause. The matter was removed to United States District Court, District of New Jersey in October 1996. In March 1998 the U.S. District Court dismissed certain of Mr. Rosatelli's claims and remanded the remainder of the action back to Superior Court. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint were unchanged. The Company asserted counterclaims against Mr. Rosatelli for, among other things, breach of fiduciary duty and set off of the amounts by which he has damaged the Company against his claims under his employment contract. While management continues to believe that the allegations are false and without merit, as a result of escalating defense costs and the uncertainty present in any litigation the Company settled such litigation in September 1999. The costs of such litigation, including amounts paid in settlement, were not material to the Company's consolidated results of operations or financial position and had been previously recorded by the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27.  Financial Data Schedule
       (b)  Reports on Form 8-K.  None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED CAPITAL CORP.

Dated:  November 10, 1999        By: /s/ Anthony J. Miceli
                                     ---------------------------------------
                                     Anthony J. Miceli
                                     Vice President, Chief Financial Officer
                                     and Secretary of the Company