Form 10-K
period 1999-12-31
UNITED CAPITAL CORP /DE/
filed 2000-03-29
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                December 31, 1999
                        --------------------------------------------------------

                                       or

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               --------------------   --------------------------
Commission file number                          1-10104
                               -------------------------------------------------

                              UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)


          Delaware                                        04-2294493
------------------------------------------       -------------------------------
 (State or other jurisdiction of                      I.R.S. Employer
 incorporation or organization)                    Identification Number)

9 Park Place, Great Neck, New York                          11021
------------------------------------------       -------------------------------
(Address of principal executive offices)                 (Zip code)

Company's telephone number, including area code:       (516) 466-6464
                                                --------------------------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
-------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Company as of March 15, 2000 was approximately $18,781,000.

The number of shares of the Company's $.10 par value common stock outstanding as of March 15, 2000 was 4,735,915.

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

The majority of properties are leased to single tenants. Exclusive of the Company's former Dorne & Margolin ("D&M") manufacturing facility and a South Plainfield property, 96.5% of the total square footage of the Company's properties are leased as of December 31, 1999.

                  Engineered Products
                  -------------------

The Company's engineered products are manufactured through Metex Mfg. Corporation ("Metex") and AFP Transformers, LLC ("AFP Transformers"),
wholly-owned subsidiaries of the Company. The knitted wire products and components manufactured by Metex must function in adverse environments and meet rigid performance requirements. The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements and air, liquid and solid filtering devices.

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

Sales by the engineered products segment to its largest customer (in excess of 10.0% of the segment's net sales) accounted for 17.0% of the segment's sales for 1999. During 1998, sales to its three largest customers accounted for 34.7% of the segment's sales.

                  Summary Financial Information
                  -----------------------------

The following table sets forth the revenues, operating income and identifiable assets of each continuing business segment of the Company for 1999, 1998 and 1997.

(In Thousands)                                      1999       1998       1997
                                                  --------   --------   -------

Real Estate Investment and Management
-------------------------------------

Rental revenues                                   $ 29,202   $ 26,349   $ 24,042
                                                  ========   ========   ========

Operating income                                  $ 14,079   $ 12,133   $  7,718
                                                  ========   ========   ========

Identifiable assets, including corporate assets   $122,112   $114,406   $ 95,080
                                                  ========   ========   ========

Engineered Products
-------------------

Net sales                                         $ 30,500   $ 32,170   $ 36,204
                                                  ========   ========   ========

Operating income                                  $  1,855   $  3,239   $  3,419
                                                  ========   ========   ========

Identifiable assets                               $ 11,620   $ 11,706   $ 11,432
                                                  ========   ========   ========

                  Distribution
                  ------------

The Company's  manufactured products are distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

                  Product Methods and Sources of Raw Materials
                  --------------------------------------------

The Company's products are manufactured at its own facilities and a leased facility in Mexico. Raw materials are purchased from a wide range of suppliers of such materials. Most raw materials purchased by the Company are available from several suppliers. Certain raw materials used by the Company have been the subject of international trade disputes regarding price dumping in the United States. Although management does not expect such matters to adversely effect the Company's financial position, an unfavorable outcome could result in higher raw material costs and adversely effect the Company's results of operations. The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2000.

               Patents and Trademarks
               ----------------------

The Company owns several patents, patent licenses and trademarks. While the Company considers that in the aggregate its patents and trademarks used in the engineered products
                                       2
operations are significant to this segment, it does not believe that any of these patents or trademarks are of such importance that the loss of one or more of them would materially affect its consolidated financial condition or results of operations.

                  Employees
                  ---------

At March 15, 2000, the Company employed approximately 320 persons, approximately 190 of which were covered by a collective bargaining agreement that expires in February 2004. The Company believes that its relationship with its employees is good.

                  Competition
                  -----------

The Company competes with at least 20 other companies in the sale of engineered products. The Company emphasizes product performance and service in connection with the sale of these products. The principal competition faced by the Company results from the sales price of the products sold by its competitors.

                  Backlog
                  -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $2.4 million at December 31, 1999 and $2.1 million at December 31, 1998. It is anticipated that substantially all such 1999 backlog will be filled in 2000. Substantially all of the 1998 backlog was filled in 1999. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

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

The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities. The Company has recorded a liability in the Consolidated Financial Statements for the estimated potential remediation costs at these facilities.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection ("NJDEP"). Environmental experts engaged by the Company estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860,000 including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15 year period.

Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Company that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10 year period. These estimated costs of future expenses for remediation obligations are not discounted to their present value. The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

Although the Company believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers have denied such coverage. Accordingly, the Company has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites (see
Item 3, "Legal Proceedings"). At December 31, 1999, settlements have been reached with all but one carrier in this matter. Settlement with the final carrier was completed in February 2000.

In the opinion of management, amounts recovered from its insurance carriers should be sufficient to address these matters and amounts needed in excess, if any, will be paid gradually over a period of years. Accordingly, they should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

ITEM 2.                    PROPERTIES

Real Property Held for Rental

As of March 15, 2000 the Company owned 211 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Company's classification and gross carrying value of its properties at December 31, 1999 are as follows (Dollars in Thousands):

                                               Gross
                                              Carrying                Number of
       Description                             Value      Percentage  Properties
       -----------                             -----      ----------  ----------

Shopping centers and retail outlets          $ 69,330         50.2%          28
Commercial properties                          51,845         37.5%         133
Day-care centers and offices                    8,080          5.9%          12
Hotel properties                                4,628          3.3%           2
Other                                           4,309          3.1%          39
                                             --------        -----     --------

       Total                                 $138,192        100.0%         214
                                             ========        =====     ========

               Shopping Centers and Retail Outlets
               -----------------------------------

Shopping centers and retail outlets include 20 department stores and other properties which are primarily leased under net leases. Taxes, maintenance and all other expenses of the properties are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include 11 K-Mart stores and three Macy's stores, with a total of approximately 1.1 million, and 538,000, square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Macy's stores are located in the Pacific Coast region of the United States.

               Commercial Properties
               ---------------------

Commercial properties consist of properties leased as 85 restaurants, 23 Midas Muffler Shops, three convenience stores, nine office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 85 restaurants, located throughout the United States, include properties leased as McDonalds, Burger King, Dunkin' Donuts, Pizza Hut, Hardee's, Wendy's and Kentucky Fried Chicken. Included in commercial properties at December 31, 1999 is the 90,000 square foot facility previously utilized in the Company's D&M business. This facility was sold in January 2000.

               Day-Care Centers and Offices
               ----------------------------

The ten day-care centers and two offices are located in New York City, and leased to the City of New York.

               Hotel Properties
               ----------------

The Company's two hotel properties are located in Georgia and California and are managed through a local on-site management company that is responsible for all day-to-day operations of the hotels.

The following summarizes real property held for rental by geographic area at December 31, 1999 (Dollars in Thousands):

                                                        Gross          Number
                                                       Carrying          of
                                                        Value        Properties
                                                       ---------    ------------

                  Northeast                           $ 47,511           110
                  Southeast                             25,814            38
                  Midwest                               31,183            40
                  Southwest                              6,332             8
                  Pacific Coast                         23,090             8
                  Pacific Northwest                        981             5
                  Rocky Mountain                         3,281             5
                                                      --------      --------

                                                      $138,192           214
                                                      ========      ========

Manufacturing Facilities
------------------------

The Company's engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 53,000 square feet of floor space and also in a second facility at 206 Talmadge Road in Edison, New Jersey which has approximately 54,000 square feet of floor space. The Company owns these facilities together with the sites. Metex also leases a manufacturing facility in Tijuana, Mexico with approximately 10,000 square feet of floor space. Production at this facility began in February 1999.

ITEM 3.                    LEGAL PROCEEDINGS

Rosatelli vs. United Capital Corp.
----------------------------------

In August 1996, Dennis Rosatelli, the Company's former Chief Financial Officer commenced an action in Superior Court of New Jersey, Law Division, Bergen County ("Superior Court"), seeking, among other things, payment under his employment contract, and indemnification for claims against him by the Internal Revenue Service and other matters in connection with his tenure. In March 1997, Mr. Rosatelli amended his complaint to include Bank of America Illinois, Metex Corporation, Kentile Inc. ("Kentile"), A.F. Petrocelli and another officer of Kentile as additional defendants. The Company believes that as a result of Mr. Rosatelli's gross negligence, recklessness and/or willful disregard of his duties and responsibilities, Mr. Rosatelli is not entitled to the recoveries he seeks. Mr. Rosatelli's employment was terminated by the Company in May 1996 for cause. In May 1998, Mr. Rosatelli amended his complaint to include Kentile's assignee for the benefit of creditors as an additional defendant and to remove the officer of Kentile previously named as a defendant from this action. The material allegations of the complaint were unchanged. The Company asserted counterclaims against Mr. Rosatelli for, among other things breach of fiduciary duty and set off of the amounts by which he has damaged the Company against his claims under his employment contract. While management continues to believe that the allegations were false and without merit, as a result of escalating defense costs and the uncertainty present in any litigation the Company settled such litigation in September 1999. The costs of such litigation, including amounts paid in settlement, were not material to the Company's consolidated results of operations or financial position and had been previously recorded by the Company.


Metex Corporation vs. Affiliated FM Insurance Co., et al.
---------------------------------------------------------

On June 27, 1990, Metex filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, against several insurance companies that provided Metex with liability insurance between 1967 and 1986. The action seeks both declaratory relief and monetary damages in connection with reimbursement of the costs incurred and to be incurred by Metex in connection with the completion of environmental studies and remedial action required at its two Edison, New Jersey facilities. The declaratory relief sought is a determination that the terms of the liability insurance policies at issue obligate the defendants to defend and indemnify Metex with respect to all costs and expenses related to these environmental matters. Metex also seeks monetary damages in an unspecified amount for breach of the defendants' duty to indemnify Metex. At December 31, 1999, the Company had settled with all but one of the insurance carriers. Settlement with the final carrier was completed in February 2000.

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

                                         High           Low
                                      ---------     ---------

1999           First quarter            $18.38        $16.00
               Second quarter            16.75         13.00
               Third quarter             17.13         14.00
               Fourth quarter            19.50         17.00

1998           First quarter            $26.50        $23.13
               Second quarter            23.75         20.50
               Third quarter             24.25         17.00
               Fourth quarter            18.88         14.00

As of March 15, 2000, there were approximately 440 record holders of the Company's Common Stock. The closing sales price for the Company's Common Stock on such date was $15.25. The Company has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors, however in view of potential working capital needs and in order to finance future growth and as a result of certain restrictions in the Company's credit agreement, it is unlikely that the Company will pay any cash dividends on its Common Stock in the near future.

ITEM 6.                       SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.

(In Thousands, Except Per Share Data)                         Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------

                                                    1999             1998           1997             1996            1995
                                                    ------         ---------       --------         ------         --------

Total revenues (1)                                 $ 59,702        $ 58,519        $ 60,246        $ 65,991        $ 64,340
                                                   ========        ========        ========        ========        ========

Income from continuing operations                  $ 13,326        $ 10,583        $  7,465        $  6,634        $  3,910
                                                   ========        ========        ========        ========        ========

Income from continuing operations
     per basic common share (2)                    $   2.68        $   2.03        $   1.41        $   1.21        $    .67
                                                   ========        ========        ========        ========        ========

Total assets                                       $133,732        $126,112        $113,353        $116,761        $110,366
Total liabilities                                    74,676          73,694          75,873          87,186          84,137
Stockholders' equity                                 59,056          52,418          37,480          29,575          26,229
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

(2) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). For further discussion of earnings per share see Note 1, "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements.

ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1999 and 1998
-----------------------------------

                  General
                  -------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the description of the Company's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Total revenues generated by the Company during 1999 were $59.7 million resulting in income from continuing operations of $13.3 million, or $2.68 per basic share versus revenues of $58.5 million and income from continuing operations of $10.6 million, or $2.03 per basic share in 1998. This represents a 32.0% increase in earnings per basic share from continuing operations for the current year. In 1998, the Company sold its antenna business, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.93 per basic share on an after tax basis. Net income was $13.3 million or $2.68 per basic share in 1999 versus $15.4 million or $2.96 per basic share in 1998.

               Real Estate Operations
               ----------------------

Rental revenues from real estate operations during 1999 increased $2.9 million or 10.8% over those of the prior year. This increase is primarily attributable to increased revenues from the accounting treatment of certain property leases resulting in the recognition of non-recurring revenues in the fourth quarter and also from revenues associated with properties acquired in 1998.

Mortgage interest expense for 1999 decreased by $41,000 as compared to such expense incurred during 1998. This decrease of 1.5% results from the continuing amortization of mortgages during the current year, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $320,000 or 5.8% from such expense incurred in the preceding year. This decrease is primarily attributable to properties sold in 1999 and 1998.

Other operating expenses associated with the management of real properties increased approximately $1.3 million during 1999 versus such expenses incurred in 1998. This increase is primarily due to 1998 expenses having been reduced by a non-recurring real estate tax abatement of approximately $1.0 million. The remainder of the increase was principally due to expenses incurred for the maintenance of properties acquired in 1998.

               Engineered Products
               -------------------

The Company's engineered products segment includes Metex and AFP Transformers. The operating results of the engineered products segment for the years ended December 31, 1999 and 1998 are as follows:

             (In Thousands)                                         1999                         1998
                                                              -------------------          -------------------

             Net sales                                            $30,500                      $32,170
                                                              ===================          ===================

             Cost of sales                                        $21,808                      $22,260
                                                              ===================          ===================

             Selling, general and administrative expenses          $6,837                       $6,671
                                                              ===================          ===================

             Operating income                                      $1,855                       $3,239
                                                              ===================          ===================

Net sales of the engineered products segment were $30.5 million, a 5.2% decrease from prior year's revenues. This modest decrease reflects the continued price competition within the worldwide automotive industry. Management continues to pursue new revenue opportunities including new geographical markets for its existing products and new applications for its core technologies.

Cost of sales as a percentage of net sales increased approximately 2.3% between 1998 and 1999. This increase is primarily due to continued price competition, non-recurring costs associated with a labor strike and subsequent union settlement in the first quarter of 1999, start up operations in Mexico and the mix of products sold.

Selling, general and administrative expenses of the engineered products segment increased $166,000 or 2.5% during 1999, as compared to such costs in 1998. This increase is principally due to amounts invested to expand the Company's product offerings and improve competitiveness.

               General and Administrative Expenses
               -----------------------------------

General and administrative expenses not associated with the manufacturing operations decreased approximately $250,000 during 1999 as compared to such expenses incurred in the preceding year. This decrease is primarily due to a reduction in professional fees offset by an increase in salary and salary related expenses.

               Other Income and Expense, Net
               -----------------------------

Other income and expense, net for 1999 increased approximately $3.3 million from $5.0 million in 1998 to $8.3 million in 1999. The increase is principally due to an increase in gain on the sale of real estate assets of approximately $1.5 million and an approximate $1.2 million increase in gain from equity investments resulting from the sale of the Company's 50.0% partnership interest in a Miami Beach hotel. The remainder of the increase relates to an increased gain from the sale of trading securities and various increases in other income.

Results of Operations 1998 and 1997
-----------------------------------

Total revenues generated by the Company during 1998 were $58.5 million versus $60.2 million in 1997. Income from continuing operations for 1998 was $10.6 million or $2.03 per basic share, a 44.0% increase over 1997 earnings per basic share of $1.41. Income from continuing operations during 1997 was $7.5 million. Income from the disposal of discontinued operations, net of tax for 1998, was $4.8 million or $.93 per basic share versus income from discontinued operations of $1.0 million or $.19 per basic share in 1997. Net income increased to $15.4 million or $2.96 per basic share in 1998 versus $8.5 million or $1.60 per basic share in 1997, an 85.0% increase in basic earnings per share.

               Real Estate Operations
               ----------------------

Rental revenues from real estate operations during 1998 increased $2.3 million or 9.6% over those of the prior year. This increase is primarily due to revenues associated with properties acquired in 1998 and 1997.

Mortgage interest expense for 1998 decreased by $397,000 as compared to such expense incurred during 1997. This decrease of 13.0% results from the continuing amortization of mortgages during 1998, including repayments associated with properties sold. Additionally, the Company refinanced three mortgages in 1998 with a total principal value of approximately $12.3 million, reducing the weighted average interest rate on the three mortgages from 10.3% to 6.6%.

Depreciation expense associated with real properties held for rental decreased approximately $308,000 or 5.3% from such expense incurred in 1997. This decrease is primarily attributable to properties sold, partially offset by depreciation expense on acquisitions.

Other operating expenses associated with the management of real properties decreased approximately $1.4 million during 1998 versus such expenses incurred in 1997. This decrease is principally due to a one time adjustment in 1998 associated with real estate tax abatements.

               Engineered Products
               -------------------

The Company's engineered products segment includes Metex and AFP Transformers. The operating results of the engineered products segment for the years ended December 31, 1998 and 1997 are as follows:

                 (In Thousands)                                       1998                     1997
                                                                  -----------              -------------

                 Net sales                                           $32,170                    $36,204
                                                                  ===========              =============

                 Cost of sales                                       $22,260                    $25,972
                                                                  ===========              =============

                 Selling, general and administrative expenses         $6,671                     $6,813
                                                                  ===========              =============

                 Income from operations                               $3,239                     $3,419
                                                                  ===========              =============

Net sales of the engineered products segment were $32.2 million, an 11.1% decrease from 1997 revenues. This decrease resulted primarily from continued price competition and declining worldwide automotive sales. Management has continued to aggressively pursue new revenue opportunities including new geographical markets for its existing products as well as new applications for its core technologies.

Cost of sales as a percentage of net sales decreased approximately 2.5% between 1997 and 1998. This decline is primarily due to a favorable market for stainless steel purchases, and a continued emphasis on cost reductions, productivity improvements and product mix.

Selling, general and administrative expenses of the engineered products segment decreased $142,000 or 2.1% during 1998, as compared to such costs in 1997. This reduction is principally due to reduced selling expenses, primarily salary and salary related expenses.

               General and Administrative Expenses
               -----------------------------------

General and administrative expenses not associated with the manufacturing operations increased approximately $769,000 during 1998 as compared to such expenses incurred in the preceding year primarily due to an increase in professional fees.

               Other Income and Expense, Net
               -----------------------------

Other income and expense, net for 1998 increased approximately $1.8 million from $3.2 million in 1997 to $5.0 million in 1998. The increase is principally due to an increase in gain on the sale of real estate properties of approximately $2.0 million partially offset by increases in other net expenses.

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Company's cash and marketable securities were $40.9 million and working capital was approximately $28.4 million. Management continues to believe that the real estate market is overvalued and accordingly recent acquisitions have been limited to those select properties that meet the Company's stringent financial requirements. Management believes that the available working capital along with the $60.0 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow
generated  from  operations,   together  with  borrowings  available  under  the
revolving credit facility discussed below and the sale of select assets, all obligations will be satisfied as they come due.

The Company's portfolio of available for sale securities had a fair market value
of  approximately  $27.3  million  at  December  31,  1999,   reflecting  pretax
unrealized holding gains of approximately $6.0 million.

Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60.0 million revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks is a participant in the Term Loan.

Under the terms of the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10.0 million or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At December 31, 1999, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 1999. The credit agreement also contains provisions which allow the banks to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate ("Prime") or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At December 31, 1999, there were no amounts outstanding under the Revolver.

The Term Loan bears  interest  at 90 day LIBOR plus 1.4% (7.4% at  December  31,
1999) and is payable in quarterly principal installments of $175,000, with the final payment due on September 30, 2002. At December 31, 1999, there was $1.9 million outstanding on the Term Loan.

Prior to obtaining the Revolver and Term Loan, the Company maintained a credit agreement with two banks which provided for both a $7.0 million term loan and a $40.0 million revolving credit facility. This credit agreement was terminated effective December 31, 1999 in conjunction with the execution of the new Revolver and Term Loan. The termination included the retirement of $1.9 million under the term loan to a bank that is not participating in the current facility. The remaining term loan balance of $1.9 million was converted to the Term Loan under arrangements similar to the original facility. At December 31, 1998, there were no amounts outstanding under the revolving credit facility and $5.3 million outstanding on the term loan.

The Company has an interest-rate swap agreement (the "Swap") to effectively convert its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the Swap, the Company agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the Swap is recognized over the term of the agreement as an adjustment to interest expense. The fair value of the Swap is not recognized in the financial statements.

The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. At December 31, 1999, settlements have been reached with all but one carrier in this matter. Settlement with the final carrier was completed in February 2000. See Item 3 "Legal Proceedings" and Note 19, "Contingencies" of Notes to Consolidated Financial Statements for further discussion on this matter.

In August 1999, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer for up to 500,000 shares of the Company's common stock, or approximately 10.0% of its outstanding shares. Under the terms of this offer, which expired on September 30, 1999, the Company invited shareholders to tender shares at prices between $15.00 and $17.50 per share.

In October 1999, the Company purchased and retired approximately 278,000 shares validly tendered at a price of $17.50 per share. The $4.9 million of shares repurchased in connection with this self-tender offer represented approximately 5.5% of the Company's outstanding shares at that time. As a result of the repurchase, the Company's additional paid-in capital was reduced to zero and the Company's retained earnings was reduced by approximately $4.1 million. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value.

The cash needs of the Company have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs and the cash required to repurchase the Company's common stock will also be satisfied from existing cash balances, ongoing operations and additional borrowings under the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, additional borrowings under the Revolver, the sale, financing and refinancing of the Company's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

Funds of the Company in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.

Market Risk
-----------

The Company's interest income is most sensitive to changes in the general levels of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents. The Company's available-for-sale securities consist of U.S. investments in both common and preferred equity issues as well as corporate debt securities and are subject to the fluctuations in U.S. stock markets. Most of the Company's mortgages payable are fixed rate and self amortizing from the net cash flow on the underlying properties. The Company's Term Loan has a variable rate but is effectively hedged by an interest-rate swap agreement, whose notional amount matches the principal balance of the variable rate debt it hedges.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as the European, South American and Asian markets. Most of the Company's sales are denominated in U.S. dollars and the Company's operating results are not materially exposed to changes in exchange rates. The Company's manufacturing operations utilize various metal commodities (principally stainless steel) in the manufacturing process. Global competition has stabilized or reduced prices in the key metals used in the Company's manufacturing processes. While key metals purchased from foreign entities are generally denominated in U.S. dollars, fluctuations in the suppliers' local currencies may impact materials pricing. The Company is unable to quantify the effects of such fluctuations, however, it does enter into purchase commitments for certain key metals that generally do not exceed twelve months and tend to minimize short-term currency fluctuations. The Company's financial results, however, could be significantly affected by fluctuations in metals pricing. Certain raw materials used by the Company have been the subject of international trade disputes regarding price dumping in the United States. Although management does not expect such matters to adversely effect the Company's financial position, an unfavorable outcome could result in higher raw material costs and adversely effect the Company's results of operations.

The following is a tabular presentation of quantitative market risks at December 31, 1999:


                                                  Principal (Notional) Aount by Expected Maturity
                                      -----------------------------------------------------------------------------      Fair
                                                                                                   There-               Value
(Dollars in Thousands)                     2000       2001        2002       2003        2004      after     Total    12/31/99
------------------------------------------------------------------------------------------------------------------- -------------

Assets

Available-for-sale securities          $  27,296    $      0    $      0    $     0    $     0    $     0    $27,296   $27,296
Mortgage notes receivable              $      28    $     28    $     30    $    34    $    39    $   139    $   298   $   354
Average interest rate                      10.6%       10.3%       10.9%      10.9%      10.9%     10.0%

Liabilities

Long-term debt, including
current portion
Fixed rate                             $   5,990    $  5,531    $  5,047    $ 4,391    $ 5,866    $ 6,481    $33,306   $31,134
Average interest rate                       7.7%        7.6%        7.4%       7.4%       7.3%      6.9%

Variable rate                          $     700    $    700    $    525    $     0    $     0    $     0    $ 1,925   $ 1,902
Average interest rate-                      6.9%        6.9%        6.9%
LIBOR +1.40%

Interest Rate Derivative Financial Instruments Related to Variable Rate Debt

Interest rate swap
     Pay fixed/receive variable        $     700    $    700    $    525    $     0    $     0    $     0    $ 1,925   $    14
     Average pay rate                       7.8%        7.8%        7.8%
     Average receive rate                   6.9%        6.9%        6.9%

Business Trends
---------------

Total 1999 revenues of the Company increased approximately $1.2 million or 2.0% from 1998 levels to $59.7 million. This increase is primarily attributable to increased revenues from the accounting treatment of certain property leases resulting in the recognition of non-recurring revenues in the fourth quarter and also from revenues associated with properties acquired in 1998 offset by lower sales in the engineered products segment. Income from continuing operations increased to $13.3 million in 1999 from $10.6 million in 1998. This increase is principally due to the results of the Company's real estate operations, partially offset by reduced operating profit in the engineered products segment resulting from the reduction in revenues and amounts invested to expand the Company's product offerings and improve competitiveness.

The results of the Company's real estate operations reflect an increase in operating income of $1.9 million on a revenue increase of $2.9 million. The increase in operating profits is primarily due to the revenue increase discussed above and lower depreciation expense associated with properties sold in 1999 and 1998 offset by increases in other real estate operating expenses. Continuing lease renewals and mortgage amortization will continue to have a positive effect upon the revenues and operating profit of this segment. Where appropriate, management may use permanent long-term financing rather than its short-term revolving credit facility to finance its real estate acquisitions.

The Company's engineered products segment posted a 5.2% decrease in revenues during the twelve months ended December 31, 1999, from the comparable 1998 period. The modest decrease in net sales reflects the continued price competition within the worldwide automotive industry. Management is aggressively pursuing new sales opportunities including new geographical markets for its existing products and new applications for its core technologies.

Year 2000 Conversion
--------------------

The Company has taken reasonable steps in preparing for the Year 2000 issue. The costs directly associated with Year 2000 compliance were not material to the Company's financial condition or results of operations. Although the Company believes that it successfully avoided any significant disruption from the Year 2000 issue, it will continue to monitor all critical systems for the appearance of latent Year 2000 disruptions and problems encountered through third parties with whom the Company deals to ensure that such matters get addressed promptly. Any resulting disruption could have a material adverse impact on its business.

Forward Looking Statements
--------------------------

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainties including without limitation the statements expressed under "Business Trends" and "Year 2000 Conversion" above. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 14, "Exhibits, Financial Statements and Schedules and Reports on Form 8-K" and are contained in this Form 10-K, beginning on page F-1.

ITEM 9.                    CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

The Company's auditors for the year ended December 31, 1998 were Arthur Andersen LLP ("Arthur Andersen"). As stated in the Company's proxy statement dated May 6, 1999, the Company annually reviews the selection of its independent auditors. The Company had previously solicited bids from independent accountants to audit the Company's financial statements for the year ended December 31, 1999 and on October 4, 1999, Arthur Andersen informed the Company that it was resigning. The Audit Committee voted to appoint Ernst & Young LLP ("Ernst & Young") as its new independent accountants on October 4, 1999.

Pursuant to item 304(a) of Regulation S-K, the Company reports the following:

(a)  Previous Independent Accountants

(i) On October 4, 1999, the Company retained Ernst & Young as its independent certified public accountants in place of Arthur Andersen.

(ii) The reports of Arthur Andersen on the financial statements for the past two fiscal years of the Company did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was recommended by the Company's management and separately approved by the Audit Committee of the Board of Directors and the Board of Directors of the Company.

(iv) In connection with its audits for the two most recent fiscal years ended December 31, 1997 and 1998 and through October 4, 1999, there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with its report on the financial statements for each of the years or interim periods.

(v) During the Company's two most recent fiscal years, and during the subsequent interim periods, no "reportable events" (as described in Item 304 (a) (1) (v) of Regulation S-K) have occurred.

(vi) The Company has requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen agrees with the statements made by the Company above in response to Item 304 of Regulation S-K. A copy of such letter, dated October 4, 1999, is listed as Exhibit 10.7 under Item 14, "Exhibits, Financial Statements and Schedules and Reports on Form 8-K" in this Form 10-K.

(b)   New Independent Accountants

(i) The Company engaged Ernst & Young as its new independent accountants effective October 4, 1999. During the two most recent fiscal years and through October 4, 1999, the Company has not consulted with Ernst & Young concerning the Company's financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a "disagreement" or "reportable event" (as such terms are defined in Item 304 of Regulation S-K) with the previous independent accountants. The Company's Audit Committee chose to engage Ernst & Young to reaudit the Company's financial statements for the years ended December 31, 1998 and 1997 rather than obtain a consent from Arthur Andersen as it was determined to be more economical for the Company.

                                    PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11.                   EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.                   SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
                           MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 14, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

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

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page
                                                                            ----

        Report of Independent Auditors                                      F-1
        Consolidated Balance Sheets as of December 31, 1999 and 1998        F-2
        Consolidated Statements of Income for the Years                     F-3
             Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Stockholders' Equity                     F-4
             for the Years Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows for the                       F-5
             Years Ended December 31, 1999, 1998 and 1997                   F-6
        Notes to Consolidated Financial Statements                          F-7
                                                                         to F-24

         (2)      Consolidated Financial Statement Schedules
                  ------------------------------------------

                  Schedule II      --    Allowance for Doubtful Accounts    F-25
                  Schedule III     --    Real Property Held for Rental and  F-26
                                             Accumulated Depreciation
                  Schedule IV      --    Mortgage Loans on Real Estate      F-27

         (3)      Supplementary Data
                  ------------------

                  Quarterly Financial Data (Unaudited)                      F-28

                  Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

On October 4, 1999, the Company filed a Current Report on Form 8-K under Item 4 to report a change in its certifying accountant, as more fully discussed in Item 9.

(c) Exhibits

        3.1. Amended and restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1993).

        3.2. By-laws of the Company (incorporated by reference to exhibit 3 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1980).

       10.1. 1988 Incentive Stock Option Plan of the Company, as amended incorporated by reference to exhibit 10.1 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1998).

       10.2. 1988 Joint Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10.2 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1998).

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

       *10.6.     Revolving Credit Agreement dated as of December 31, 1999, with the financial parties thereto.

       10.7. Letter dated October 4, 1999 from Arthur Andersen LLP related to the change in certifying accountants (incorporated by reference to Exhibit 16 filed with the Company's report on Form 8-K dated October 4, 1999).

       *21.       Subsidiaries of the Company

       *23.       Auditors'   consent  to  the  incorporation  by  reference  in
Company's Registration Statements on Form S-8 of the Report of Independent Auditors included herein.

       *27.       Financial Data Schedule

-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             UNITED CAPITAL CORP.


Dated:  March 15, 2000                       By: /s/ A.F. Petrocelli
        --------------                        -----------------------
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

Dated:  March 15, 2000                   By: /s/ A.F. Petrocelli
        --------------                    -----------------------
                                              A. F. Petrocelli
                                              Chairman, President and
                                              Chief Executive Officer


Dated:  March 15, 2000                   By: /s/ Howard M. Lorber
        --------------                    -----------------------
                                             Howard M. Lorber
                                             Director

Dated:  March 15, 2000                   By: /s/ Anthony J. Miceli
        --------------                    -----------------------
                                              Anthony J. Miceli
                                              Chief Financial Officer,
                                              Chief Accountant, Secretary and
                                              Director

Dated:  March 15, 2000                   By: /s/ Arnold S. Penner
        --------------                    -----------------------
                                              Arnold S. Penner
                                              Director

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
and Stockholders of
United Capital Corp. :


We have audited the accompanying consolidated balance sheets of United Capital Corp. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the financial statement schedules listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP


New York, NY
February 11, 2000

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------

                                                                                                   1999           1998
                                                                                                --------        --------
Assets

Current assets:
     Cash and cash equivalents                                                                 $ 13,575         $  8,154
     Marketable securities                                                                       27,296           14,290
     Notes and accounts receivable, net of allowance for doubtful
       accounts of $390 in 1999 and 1998                                                          5,626            7,819
     Inventories                                                                                  4,207            4,339
     Prepaid expenses and other current assets                                                      254              209
                                                                                               --------         --------

         Total current assets                                                                    50,958           34,811
                                                                                               --------         --------

Property, plant and equipment, net                                                                5,077            4,686
Real property held for rental, net                                                               66,939           71,437
Noncurrent notes receivable                                                                         270              593
Other assets                                                                                     10,488           11,296
Deferred income taxes                                                                                 0            3,289
                                                                                               --------         --------

         Total assets                                                                          $133,732         $126,112
                                                                                               ========         ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                                                      $  5,990         $  5,875
     Borrowings under credit facilities                                                             700            1,400
     Accounts payable and accrued liabilities                                                     9,835           10,821
     Income taxes payable                                                                         5,000            6,355
     Deferred income taxes                                                                        1,019              152
                                                                                               --------         --------

         Total current liabilities                                                               22,544           24,603
                                                                                               --------         --------

Borrowings under credit facilities                                                                1,225            3,850
Long-term debt                                                                                   27,316           26,929
Other long-term liabilities                                                                      22,917           18,312
Deferred income taxes                                                                               674                0
                                                                                               --------         --------

         Total liabilities                                                                       74,676           73,694
                                                                                               --------         --------

Commitments and contingencies

Stockholders' equity:
     Common stock $.10 par value, authorized 7,500 shares;
       issued and outstanding 4,736 and 5,148 shares, respectively                                  474              515
     Additional paid-in capital                                                                       0            3,536
     Retained earnings                                                                           54,671           45,429
     Accumulated other comprehensive income, net of tax                                           3,911            2,938
                                                                                               --------         --------

         Total stockholders' equity                                                              59,056           52,418
                                                                                               --------         --------

         Total liabilities and stockholders' equity                                            $133,732         $126,112
                                                                                               ========         ========

       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------

                                                                                      1999          1998           1997
                                                                                    -------        ------         -------

Revenues:
     Net sales                                                                      $ 30,500       $ 32,170       $ 36,204
     Rental revenues from real estate operations                                      29,202         26,349         24,042
                                                                                    --------       --------       --------
                   Total revenues                                                     59,702         58,519         60,246
                                                                                    --------       --------       --------

Costs and expenses:
     Cost of sales                                                                    21,808         22,260         25,972
     Real estate operations:
         Mortgage interest expense                                                     2,620          2,661          3,058
         Depreciation expense                                                          5,210          5,530          5,838
         Other operating expenses                                                      7,293          6,025          7,428
     General and administrative expenses                                               5,810          6,057          5,038
     Selling expenses                                                                  3,875          3,712          4,104
                                                                                    --------       --------       --------
                   Total costs and expenses                                           46,616         46,245         51,438
                                                                                    --------       --------       --------
                   Operating income                                                   13,086         12,274          8,808
                                                                                    --------       --------       --------

Other income (expense):
     Interest income                                                                   1,886          1,961          2,613
     Interest expense                                                                   (614)          (962)        (1,408)
     Other income and expense, net                                                     8,266          5,035          3,262
                                                                                    --------       --------       --------
                   Total other income                                                  9,538          6,034          4,467
                                                                                    --------       --------       --------

     Income from continuing operations before
         income taxes                                                                 22,624         18,308         13,275

     Provision for income taxes                                                        9,298          7,725          5,810
                                                                                    --------       --------       --------

     Income from continuing operations                                                13,326         10,583          7,465
                                                                                    --------       --------       --------

Discontinued operations:
     Operating income, net of tax provision of $635                                        0              0          1,016
     Gain on disposal of discontinued operations, net
         of tax provision of $3,700                                                        0          4,849              0
                                                                                    --------       --------       --------

     Income from discontinued operations                                                   0          4,849          1,016
                                                                                    --------       --------       --------

     Net income                                                                     $ 13,326       $ 15,432       $  8,481
                                                                                    ========       ========       ========

Basic earnings per common share:
     Income from continuing operations                                              $   2.68       $   2.03       $   1.41
     Discontinued operations                                                             .00            .93            .19
                                                                                    --------       --------       --------

     Net income per common share                                                    $   2.68       $   2.96       $   1.60
                                                                                    ========       ========       ========

Diluted earnings per common share:
     Income from continuing operations                                              $   2.66       $   2.00       $   1.40
     Discontinued operations                                                             .00            .92            .19
                                                                                    --------       --------       --------

     Net income per common share assuming dilution                                  $   2.66       $   2.92       $   1.59
                                                                                    ========       ========       ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                 (In Thousands)
                                 --------------


                                                                                            Accumulated
                                                                                              Other
                                              Common Stock Issued    Additional            Comprehensive   Total
                                              --------------------    Paid-in    Retained      Income,   Stockholders' Comprehensive
                                               Shares      Amount     Capital    Earnings    Net of Tax     Equity         Income
                                              --------    --------   ----------  --------  ------------- ------------- -------------

Balance - January 1, 1997                        5,346    $    534    $  7,416    $ 21,516    $    109   $ 29,575

Purchase and retirement of common shares           (67)         (7)       (659)          0           0       (666)
Proceeds from the exercise of stock options          7           1          62           0           0         63
Net income                                           0           0           0       8,481           0      8,481       $  8,481
Other comprehensive income, net of tax:
  Change in net unrealized gain on
  available-for-sale securities,
  net of tax provision of $14                        0           0           0           0          27         27             27
                                                                                                                        --------
Comprehensive income                                                                                                    $  8,508
                                              --------    --------    --------    --------    --------   --------       ========

Balance - December 31, 1997                      5,286         528       6,819      29,997         136     37,480
                                              --------    --------    --------    --------    --------   --------

Purchase and retirement of common shares          (189)        (18)     (3,846)          0           0     (3,864)
Proceeds from the exercise of stock options         51           5         563           0           0        568
Net income                                           0           0           0      15,432           0     15,432       $ 15,432
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $1,444                    0           0           0           0       2,802      2,802          2,802
                                                                                                                        --------
Comprehensive income                                                                                                    $ 18,234
                                              --------    --------    --------    --------    --------   --------       ========

Balance - December 31, 1998                      5,148         515       3,536      45,429       2,938     52,418
                                              --------    --------    --------    --------    --------   --------

Purchase and retirement of common shares          (441)        (44)     (3,675)     (4,084)          0     (7,803)
Proceeds from the exercise of stock options         29           3         139           0           0        142
Net income                                           0           0           0      13,326           0     13,326       $ 13,326
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $593                      0           0           0           0         973        973            973
                                                                                                                        --------
Comprehensive income                                                                                                    $ 14,299
                                              --------    --------    --------    --------    --------   --------       ========

Balance - December 31, 1999                      4,736    $    474    $      0    $ 54,671    $  3,911   $ 59,056
                                              ========    ========    ========    ========    ========   ========



          The accompanying Notes to Consolidated Financial Statements are in integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                 (In Thousands)
                                 --------------


                                                                                             1999         1998         1997
                                                                                           --------     ---------    ---------


Cash flows from operating activities:
     Net income                                                                           $ 13,326      $ 15,432      $  8,481
                                                                                          --------      --------      --------
     Adjustments to  reconcile  net  income
         to net cash  provided  by  operating activities:
              Depreciation and amortization                                                  6,628         6,566         6,657
              Gain on sale of real estate assets                                            (6,957)       (5,444)       (3,481)
              Purchase of trading securities                                                  (700)       (5,891)            0
              Proceeds from sale of trading securities                                         844         5,966             0
              Gain on sale of trading securities                                              (144)          (75)            0
              (Gain) loss from equity investments                                           (3,601)       (1,222)          263
              Gain on sale of discontinued operations, net of tax                                0        (4,849)            0
              Changes in assets and liabilities, net of effects from
                  business disposals (A)                                                    10,920           (15)       10,007
                                                                                          --------      --------      --------

                                Total adjustments                                            6,990        (4,964)       13,446
                                                                                          --------      --------      --------

                                Net cash provided by operating activities                   20,316        10,468        21,927
                                                                                          --------      --------      --------

Cash flows from investing activities:
     Acquisition of real estate assets                                                      (2,304)      (12,539)       (2,276)
     Proceeds from sale of real estate assets                                                9,064         8,293         7,063
     Investments in and advances to affiliates                                                 743           503        (5,395)
     Purchase of available-for-sale securities                                             (11,439)       (9,690)            0
     Proceeds from sale of equity investments                                                1,300             0             0
     Acquisition of property, plant and equipment                                           (1,775)       (1,846)         (806)
     Proceeds from sale of discontinued operations                                               0        16,000             0
     Investing activities of discontinued operations                                             0             0          (569)
                                                                                          --------      --------      --------

                                Net cash (used in) provided by investing activities         (4,411)          721        (1,983)
                                                                                          --------      --------      --------

Cash flows from financing activities:
     Principal payments on mortgage commitments, notes
         and loans                                                                          (6,058)      (18,141)       (6,715)
     Proceeds from mortgage commitments, notes and loans                                     6,560        19,153             0
     Net repayments under credit facilities                                                 (3,325)       (6,000)       (8,570)
     Purchase and retirement of common shares                                               (7,803)       (3,865)         (666)
     Proceeds from the exercise of stock options                                               142           568            63
     Financing activities of discontinued operations                                             0             0        (1,385)
                                                                                          --------      --------      --------

                                Net cash used in financing activities                      (10,484)       (8,285)      (17,273)
                                                                                          --------      --------      --------

                                Net increase in cash and cash equivalents                    5,421         2,904         2,671

Cash and cash equivalents, beginning of year                                                 8,154         5,250         2,579
                                                                                          --------      --------      --------

Cash and cash equivalents, end of year                                                    $ 13,575      $  8,154      $  5,250
                                                                                          ========      ========      ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)
        ----------------------------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                                1999          1998        1997
                                                                                               -------      -------     -------

Supplemental  disclosures  of cash flow  information:
         Cash paid during the year for:
              Interest                                                                         $3,177       $3,640       $4,832
                                                                                               ======       ======       ======

              Taxes                                                                            $4,749       $7,874       $3,655
                                                                                               ======       ======       ======

Supplemental schedule of noncash
     investing and financing activities:
         Noncash investing activities:
              Capital lease obligations                                                        $    0       $    0       $  511
                                                                                               ======       ======       ======


              (A) Changes in assets and liabilities for the years ended December 31, 1999, 1998 and 1997, net of effects from business disposal are as follows:


                                                                           1999                1998                  1997
                                                                           ----                ----                  ----


Notes and accounts receivable, net                                      $  2,049             $  3,500             $  7,425
Inventories                                                                  132                 (646)                 659
Prepaid expenses and other current assets                                    (45)                  84                  414
Deferred income taxes                                                      4,236                 (395)                (958)
Noncurrent notes receivable                                                  (49)              (1,512)              (1,455)
Other assets                                                               2,333                  607                 (257)
Accounts payable and accrued liabilities                                    (986)              (3,918)                  16
Income taxes payable                                                      (1,355)              (3,217)               1,635
Other long-term liabilities                                                4,605                5,482                1,810
Discontinued operations:  noncash charges and
  working capital changes                                                     0                    0                  718
                                                                        --------             --------             --------
              Total                                                     $ 10,920             ($    15)            $ 10,007
                                                                        ========             ========             ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 1999, 1998 AND 1997
                        --------------------------------
                 (In Thousands, Except Share And Per Share Data)
                 -----------------------------------------------

(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

              Nature of Business:
              -------------------

                  United Capital Corp. (the "Company") and its subsidiaries are currently engaged in the investment and management of real estate and in the manufacture and sale of engineered products.

              Principles of Consolidation:
              ----------------------------

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

              Income Recognition - Real Estate Operations:
              --------------------------------------------

                  The Company leases substantially all of its properties to tenants under net leases. Under this type of lease, the tenant is obligated to pay all operating costs of the property including real estate taxes, insurance and repairs and maintenance. Rental income is recognized in accordance with generally accepted accounting principles. Certain lease agreements provide for additional rent based on a percentage of tenants' sales. Such additional rents are recorded as income when they can be reasonably estimated. Gains on sales of real estate assets and equity investments are recorded when the gain recognition criteria under generally accepted accounting principles have been met.

                  Income on  leveraged  leases is  recognized  by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the net investment is positive.

              Revenue Recognition - Manufacturing Operations:
              -----------------------------------------------

                  Sales are recorded when products are shipped to the customer.

              Cash and Cash Equivalents:
              --------------------------

                  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

              Marketable Securities:
              ----------------------

                  The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 1999 and 1998, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Marketable securities defined as trading securities are stated at fair value and unrealized holding gains and losses are reflected in earnings. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the Consolidated Statements of Income.

              Inventories:
              ------------

                  Inventories  are  stated at the  lower of cost or  market  and include material, labor and manufacturing overhead. The first-in, first-out (FIFO) method is used to determine the cost of inventories.

                  Inventory consists of the following components at December 31:

                                                    1999               1998
                                                  -------            -------

                  Raw materials                   $2,369             $1,851
                  Work in process                    334                403
                  Finished goods                   1,504              2,085
                                                  ------             ------

                                                  $4,207             $4,339
                                                  ======             ======

              Depreciation and Amortization:
              ------------------------------

                  Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

                       Real property held for rental:
                           Buildings                         5 to 39 years
                           Equipment                          5 to 7 years

                       Property, plant and equipment:
                           Buildings and improvements       18 to 20 years
                           Machinery and equipment           3 to 10 years

                       Intangible Assets:
                           Patents, trademarks and other
                             intellectual property           5 to 20 years

              Real Property Held for Rental:
              ------------------------------

                  Real property held for rental is carried at cost less accumulated depreciation. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

              Property, Plant and Equipment:
              ------------------------------

                  Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Major improvements are capitalized and maintenance and repairs are expensed as incurred.

              Research and Development:
              -------------------------

                  The Company expenses research, development and product engineering costs as incurred. Approximately $95, $63 and $77 of such costs were incurred by the Company in 1999, 1998 and 1997, respectively.

              Earnings Per Common Share:
              --------------------------

                  Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options. Diluted earnings per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted earnings per common share result from the assumed exercise of stock options, using the treasury stock method.

              Derivative Financial Instruments:
              ---------------------------------

                  The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future expense. The Swap is designated with the principal balance and term of the term loan. The amount paid or received on the Swap is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The fair value of the Swap and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The Company has not otherwise traded in derivative financial instruments.

              Prior Year Financial Statements:
              --------------------------------

                  Certain amounts have been reclassified in the December 31, 1998 and 1997 Consolidated Financial Statements and Notes thereto to present them on a basis consistent with the current year.

              Use of Estimates:
              -----------------

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

              Recent Pronouncements of the Financial Accounting Standards Board:
              ------------------------------------------------------------------

                  Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), issued in June 1998, establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. In June 1999, Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which changes the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively prior to the issuance of the statement. The
                  Company is in the process of evaluating the accounting and reporting requirements of SFAS No. 133 and believes that it will not have a material impact on the consolidated results of operations, financial position or cash flows.

(2)      Disposal of Operating Company:
         ------------------------------

                  On January 2, 1998, the Company completed the sale of the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems, Inc. for $16,000, in cash, resulting in a pretax gain from discontinued operations of $8,549. The operating results of D&M are presented as a discontinued operation in the accompanying Consolidated Financial Statements for periods prior to the sale. The Company retained the D&M manufacturing facility, which was sold in January 2000 for an amount in excess of carrying value.

                  Revenues applicable to discontinued operations were $19,985 in 1997.

(3)      Real Property Held for Rental:
         ------------------------------

                  The Company is the lessor of real estate under operating leases which expire in various years through 2078.

                  The following is a summary of real property held for rental at December 31:

                                                       1999              1998
                                                     --------           ------

                  Land                              $  21,084         $  19,732
                  Buildings                           117,108           120,370
                                                    ---------         ---------

                                                      138,192           140,102

                  Less: Accumulated depreciation      (71,253)          (68,665)
                                                     ---------        ---------

                                                    $  66,939         $  71,437
                                                    =========         =========

                  As of December 31, 1999, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows:

                  Year Ended December 31,
                  2000                                          $ 16,183
                  2001                                            15,088
                  2002                                            13,185
                  2003                                            11,115
                  2004                                             8,558
                  Thereafter                                      66,276
                                                                --------
                  Total minimum future rentals                  $130,405
                                                                ========

              Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income for 1999, 1998 and 1997 were approximately $1,131, $1,018 and $1,603, respectively.

(4)      Property, Plant and Equipment:
         ------------------------------

              Property, plant and equipment is principally used in the Company's manufacturing operations and consists of the following at December 31:
                                                         1999            1998
                                                      --------         --------

                  Land                                $     37         $     37
                  Buildings and improvements             1,413            1,010
                  Machinery and equipment                9,909            8,556
                                                      --------         --------

                                                        11,359            9,603

                  Less: Accumulated depreciation        (6,282)          (4,917)
                                                      --------         --------

                                                      $  5,077         $  4,686
                                                      ========         ========

(5)        Marketable Securities:
           ----------------------

              The aggregate market value of marketable securities, which are all classified as available-for-sale, was $27,296 and $14,290 at December 31, 1999 and 1998, respectively, while unrealized holding gains were $3,911 and $2,938 on a net of tax basis, respectively. Marketable securities consist of the following at December 31:

                                                           1999           1998
                                                          ------         ------
              Available-for-sale securities:
              Corporate equities                         $21,685         $14,290
              Corporate debts                              5,611               0
                                                         -------         -------

                                                         $27,296         $14,290
                                                         =======         =======

              Corporate debt securities have contractual maturities ranging from approximately one to eight years, with the majority of the maturities being five years or less.

              There were no sales of marketable securities in 1997. Proceeds from the sale of trading securities and the resulting gross realized gains and losses included in the determination of net income for the years ended December 31, 1999 and 1998 are as follows:

                                                        1999              1998
                                                       ------             ------

              Proceeds                                 $  844             $5,966
                                                       ======             ======

              Realized gains                           $  144             $   75
                                                       ======             ======

(6)      Notes Receivable:
         -----------------

              Notes receivable consist of the following at December 31:

                                                                   1999     1998
                                                                 ------   ------
                  High yield mortgage loans (a)                  $    0   $1,963
                  Other                                             298      751
                                                                 ------   ------

                                                                    298    2,714
                  Less: Current portion included in notes
                    and accounts receivable                          28    2,121
                                                                 ------   ------
                                                                 $  270   $  593
                                                                 ======   ======

                  (a) The  Company  participates  in high yield  mortgage  loans which in certain instances, may include related party participants (see Note 14). These loans are generally secured by a first or second mortgage lien on property which is generally fully leased with a substantial value-to-loan ratio or other appropriate collateral. Management believes that sufficient collateral exists to satisfy such obligations. The loans are interest bearing and, in most cases, the Company receives a commitment fee of 4.0%. The effective yield on such loans is usually 18.0%. No such loans were outstanding at December 31, 1999. At December 31, 1998 there were three loans outstanding with balances ranging from $400 to $863, which were fully satisfied in 1999.

(7)      Other Assets:
         -------------

         Other assets consist of the following at December 31:

                                                               1999      1998
                                                              -------   -------

                      Lease financing (a)                     $ 7,812    $ 5,792
                      Other                                     2,930      5,713
                                                              -------    -------
                                                               10,742     11,505
                      Less: Amounts included in prepaid
                        expenses and other current assets        254        209
                                                              -------    -------

                                    Total other assets        $10,488    $11,296
                                                              =======    =======

                  (a) Lease financing  consists of a 50.0% interest in a limited partnership, whose principal assets are two leveraged leases with Kmart Corporation. The following represents the components of the net investment in the leveraged leases at December 31:

                                                             1999        1998
                                                           --------     -------

                      Rentals receivable                  $ 89,573     $ 93,601
                      Residual values                       10,000       10,000
                      Non recourse debt service            (69,003)     (72,252)
                      Unearned income                      (22,758)     (25,557)
                                                          --------     --------
                                                             7,812        5,792

                      Less: Deferred taxes arising
                             from leveraged leases           4,722          503
                                                          --------     --------

                                                            $3,090       $5,289
                                                          ========     ========

(8)      Accounts Payable and Accrued Liabilities:
         ----------------------------------------

              Accounts payable and accrued liabilities consist of the following at December 31:

                                                           1999           1998
                                                         --------       --------

              Accounts payable                          $  3,760        $  2,822
              Accrued wages and benefits                   1,417           1,946
              Liabilities for discontinued operations      1,806           2,758
              Other accrued expenses                       2,852           3,295
                                                        --------        --------

                                                        $  9,835        $ 10,821
                                                        ========        ========

(9)       Long-term Debt:
          ---------------

              Long-term debt consists of the following at December 31:

                                                           1999           1998
                                                        ---------        -------

              Mortgages on real property (a)             $32,571         $31,339
              Loan payable to bank (b)                       472           1,102
              Capital lease obligation                       263             363
                                                         -------         -------

                                                          33,306          32,804

              Less: Current maturities                     5,990           5,875
                                                         -------         -------

                                                         $27,316         $26,929
                                                         =======         =======

              (a) First mortgages bearing interest at rates ranging from 4.0% to 10.3% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from October 2000 through October 2015. In 1998, the Company refinanced three mortgages with a total outstanding principal value of $12,308 and interest rates ranging from 10.0% to 10.5%. The new mortgages bear interest ranging from 6.5% to 6.7% and have maturities similar to the original obligations.

              (b) The Company has a fixed rate note bearing interest at 7.9% per annum, which is due in 60 equal principal installments, together with accrued interest thereon, through September 2000. The loan agreement contains, among other things, several financial covenants regarding net worth and debt-to-equity ratios. The Company was in compliance with all covenants at December 31, 1999 and 1998.

                  The approximate aggregate maturities of these obligations at December 31, 1999 are as follows:

                                                                   Long-term          Capital Lease
                                                                     Debt               Obligation
                                                                  ------------       ----------------

                       2000                                         $5,883                 $124
                       2001                                          5,416                  124
                       2002                                          5,006                   43
                       2003                                          4,391                    0
                       2004                                          5,866                    0
                  Thereafter                                         6,481                    0
                                                                  ------------       ----------------

                  Total minimum payments                           $33,043                  291
                                                                  ============

                  Less: Amount representing interest                                         28
                                                                                     ----------------

                  Total present value of minimum lease payments                             263

                  Less: Current portion                                                     107
                                                                                     ----------------

                  Total noncurrent portion                                                 $156
                                                                                     ================

(10)          Credit Facilities:
              ------------------

                  Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60,000 revolving credit facility ("Revolver") and a $1,925 term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks is a participant in the Term Loan.

                  Under the terms of the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6,000 or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10,000 or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10,000 or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At December 31, 1999, eligibility under the Revolver was $60,000, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 1999. The credit agreement also contains provisions which allow the banks to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At December 31, 1999, there were no amounts outstanding under the Revolver.

                  The Term Loan bears interest at 90 day LIBOR plus 1.4% (7.4% at December 31, 1999) and is payable in quarterly principal installments of $175, with the final payment due on September 30, 2002. At December 31, 1999, there was $1,925 outstanding under the Term Loan.

                  Prior to obtaining the Revolver and Term Loan discussed above, the Company maintained a credit agreement with two banks which provided for both a $7,000 term loan and a $40,000 revolving credit facility. This credit agreement was terminated effective December 31, 1999 in conjunction with the execution of the new Revolver and Term Loan. The termination included the retirement of $1,925 under the term loan to a bank that is not participating in the current facility. The remaining term loan balance of $1,925 was converted to the Term Loan under arrangements similar to the original facility. At December 31, 1998, there were no amounts outstanding under the revolving credit facility and $5,250 outstanding under the term loan.

(11)          Fair Value of Financial Instruments:
              ------------------------------------

                  The Company has limited involvement with financial instruments and has not used them for trading purposes. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents and accounts receivable approximate their fair value.

                  The fair value of notes receivable are estimated using discounted cash flow analyses, with interest rates comparable on loans with similar terms and borrowers of similar credit quality. The fair value of notes receivable at December 31, 1999 and 1998 was approximately $354 and $2,763 respectively, while the carrying value was $298 and $2,714 for the same periods.

                  Marketable securities available-for-sale, which are held for investment purposes are carried at fair value based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                  Carrying amounts of borrowings under the credit facilities approximate their fair value. The fair value of long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. The fair value of long-term debt at December 31, 1999 and 1998 was approximately $31,134 and $32,705 respectively, while the carrying value was $33,306 and $32,804 for the same periods.

                  The fair value of the Swap (used for hedging purposes) is the estimated amount that the bank would receive or pay to terminate the Swap at the reporting date, taking into account current interest rates and the current creditworthiness of the Swap counterparties. At December 31, 1999 and 1998, the fair values of the Swap were estimated at $14 and ($125), respectively.

(12)          Stockholders' Equity:
              ---------------------

                  In October 1999, the Company purchased and retired approximately 278,000 shares in connection with its "Dutch Auction" self-tender offer. As a result of this repurchase the Company's additional paid-in capital was reduced to zero and the Company's retained earnings was reduced by approximately $4.1 million. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value.

                  Stock Options:
                  --------------

                  The Company has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Company's common stock at the fair market value on the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. Stock options expire ten years from the date of grant. The 1988 Incentive Stock Option Plan (the "Incentive Plan") provides for the granting of incentive stock options and the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") provides for the granting of incentive or nonqualified stock options. The Company's shareholders have approved an amendment to the Company's Incentive Plan and Joint Plan to increase the number of authorized shares reserved for issuance pursuant to each plan, from 325,000 shares to 1,325,000 shares, respectively, and to extend the term of the Incentive Plan and Joint Plan to 2008.

                  At December 31, 1999, there were 1,031,380 and 223,001 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1998, 647,630 and 224,251 options were outstanding under the Joint Plan and Incentive Plan, respectively.

                  A summary of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years then ended are summarized below:

                                                                                    Weighted-
                                                                                     Average
                                                                                    Exercise
                                                                   Shares             Price
                                                                ------------       ----------

                       Outstanding at January 1, 1997              169,428            $9.45

                           Granted                                 319,381           $17.31
                           Exercised                                (6,700)           $9.48
                           Forfeited                                (3,228)          $10.88
                                                                ------------

                       Outstanding at December 31, 1997            478,881           $14.68

                           Granted                                 444,000           $23.08
                           Exercised                               (51,000)          $11.13
                                                                ------------

                       Outstanding at December 31, 1998            871,881           $19.16

                           Granted                                 434,000           $14.06
                           Exercised                               (28,500)           $5.00
                           Forfeited                               (23,000)          $20.52
                                                                ------------

                       Outstanding at December 31, 1999          1,254,381           $17.69
                                                                ============


The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                           Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------------   -------------------------------
                                             Weighted-
                                              Average             Weighted-                           Weighted-
                                             Remaining             Average                            Average
    Range of              Number            Contractual           Exercise          Number            Exercise
 Exercise Price         Outstanding            Life                Price         Exercisable           Price
---------------------  -----------------    ---------------   ---------------   --------------       ----------

$7.25 - $11.00             80,000           4.5 years           $   10.06           80,000           $   10.06
$14.06 - $18.75           742,381           8.7 years           $   15.40          205,254           $   17.29
$22.88 - $25.16           432,000           8.5 years           $   23.05          144,000           $   23.05
                        ---------                                                  -------

$7.25 - $25.16          1,254,381           8.3 years           $   17.69          429,254           $   17.87
                        =========                                                  =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25") in accounting for stock-based compensation plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of proforma net income and earnings per share had the Company adopted the fair value method of accounting for its stock-based compensation plans. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant of options awarded during 1999, 1998 and 1997 proforma net income and net income per basic share for 1999, 1998 and 1997 would have been $11,758 or $2.37, $14,234 or $2.74 and $8,091 or $1.53 per basic share, respectively. Proforma compensation expense may not be indicative of proforma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model. The weighted-average option fair values and the assumptions used to estimate these values are as follows:


                                               Grants Issued During
                                               --------------------

                                           1999         1998          1997
                                           ----         ----          ----

Expected life (years)                       5            5            5
Risk free interest rate                     5.6%         5.6%         6.3%
Expected volatility                        32.4%        32.7%        39.3%
Dividend yield                              0.0%         0.0%         0.0%
Weighted-average option fair value         $5.42        $8.78        $7.42

(13)         Earnings Per Common Share:
             --------------------------

                  The following table sets forth the computation of basic and diluted earnings per common share:

                                                     1999      1998      1997
                                                    -------   -------   -------
                       Numerator:
    Income from continuing operations               $13,326   $10,583   $7,465
                                                    =======   =======   ======

Denominator:
    Denominator for basic earnings per common
         share--weighted-average shares               4,968     5,203    5,288
Effect of dilutive securities:
    Employee stock options                               45        85       51
                                                    -------   -------   ------
Denominator for diluted earnings per common
    share--adjusted weighted-average shares
    and assumed conversions                           5,013     5,288    5,339
                                                    =======   =======   ======

Basic earnings per common share                     $  2.68   $  2.03   $ 1.41
                                                    =======   =======   ======

Diluted earnings per common share                   $  2.66   $  2.00   $ 1.40
                                                    =======   =======   ======

 (14)         Transactions with Related Parties:
              ----------------------------------

                  The Company has a 50.0% interest in an unconsolidated limited liability corporation, whose principal assets are two leveraged leases with Kmart. A group that includes the wife of the Board Chairman, two Directors of the Company and the wife of one of the Directors have an 8.0% interest in this entity (see Note 7).

                  In July 1998, the Company participated in a $3,000 loan transaction secured by stock in a corporation whose principal assets were leased equipment and stock in a cooperative apartment. The Company advanced approximately $1,800 in connection with this loan. The remaining amounts were advanced by the Board Chairman of the Company, $250; and the balance by the wife of the Board Chairman. The note, which matured in August 1999, bore interest at 14.0% per annum payable monthly. The participants also received a commitment fee of 4.0% in connection with the loan.

                  In September 1996, the Company purchased a 50.0% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. At the time of the acquisition, the Company participated in a $2,500 loan transaction to the limited partnership secured by a mortgage lien against the property. The Company advanced approximately $683 in connection with this note. The remaining amounts were advanced by the following: a Director of the Company, $250; the wife of the Board Chairman, $1,000; an officer of the Company $100; and the balance by unrelated parties. The note bore interest at 14.0% per annum payable monthly and the participants also received a commitment fee of 4.0%. This note matured in September 1997 and was extended in accordance with the original terms of the note, for one year, in consideration of a 4.0% commitment fee. The limited partnership repaid the full amount outstanding together with accrued interest in July 1998. All amounts invested in and advanced to the partnership by the Company were classified as investments in and advances to affiliates and included in other assets in the Consolidated Financial Statements. In January 1999, the Company sold this investment for $1,300 resulting in a pretax gain of $838.

                  The Company's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Company are directors. In addition, during 1998 the Company's Board Chairman was also named Chairman and President of this company. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $134, $139 and $143 for 1999, 1998 and 1997, respectively. Included in marketable securities at December 31, 1999 was $11,089 of common stock in this company which represents approximately 2.6% of such company's outstanding shares.

                  During 1997 the Company advanced, in the aggregate $398 to the Board Chairman and $375 to a Director and Officer of the Company. Such advances bore interest at the Company's borrowing rate under its revolving credit facility which was 8.5% at December 31, 1997. Amounts outstanding at December 31, 1997 of $398 together with accrued interest thereon were repaid in January 1998. No such advances were made by the Company in 1999 and 1998.

(15)          Income Taxes:
              -------------

                  Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

                  The components of the net deferred tax (liability) asset at December 31, 1999 and 1998 are as follows:

                                                                                                 1999                  1998
                                                                                              ---------               --------

                       Realization allowances related to
                           accounts receivable and inventories                                    $257                   $276
                       Net unrealized gain on marketable securities                             (2,106)                (1,514)
                       Basis differences relating to real
                           property held for rental                                              2,812                  3,239
                       Accrued expenses, deductible when paid, net                               4,472                  4,190
                       Basis differences relating to business acquisitions                      (1,863)                (1,859)
                       Leveraged lease                                                          (4,722)                  (503)
                       Property, plant and equipment                                              (432)                  (582)
                       Pensions                                                                    (81)                   (81)
                       Other, net                                                                  (30)                   (29)
                                                                                             ----------               ---------


                                                  Net deferred tax (liability) asset            (1,693)                 3,137

                       Current portion                                                          (1,019)                  (152)
                                                                                             ----------               ---------

                                                  Noncurrent portion                             ($674)                $3,289
                                                                                             ==========               =========

                  Based upon the Company's historical and projected levels of pretax income, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets and, accordingly, no valuation reserve has been recorded.

                  The  income  tax   provision   (benefit)   reflected   in  the
                  accompanying Consolidated Statements of Income for each of the years presented herein is as follows:

                                           1999              1998             1997
                                         ------------    ------------     ------------

                       Current:
                           Federal         $5,175           $6,325           $4,823
                           State            1,831            1,900            1,860
                       Deferred             2,292             (500)            (873)
                                         ------------    ------------     ------------

                                           $9,298           $7,725           $5,810
                                         ============    ============     ============

                  A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                           1999     1998     1997
                                                                           ----    -----     ----

                  Computed federal income
                       tax provision at statutory rates                   $7,918   $6,408   $4,513
                  State income taxes, net of federal income tax benefit    1,236    1,293    1,272
                  Other, net                                                 144       24       25
                                                                          ======   ======   ======
                                                                          $9,298   $7,725   $5,810
                                                                          ======   ======   ======

(16)          Other Income and Expense, Net:
              ------------------------------

                  The components of other income and expense, net in the accompanying Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                       1999      1998       1997
                                                                     -------   -------     ------

                  Gain on sale of real estate assets                 $ 6,957   $ 5,444    $ 3,481
                  Gain (loss) from equity investments (a)                838      (402)      (319)
                  Gain on the sale of trading securities (Note 5)        144        75          0
                  Other, net                                             327       (82)       100
                                                                     -------   -------    -------

                                                                     $ 8,266   $ 5,035    $ 3,262
                                                                     =======   =======    =======

                  (a) In January 1999, the Company sold its 50.0% partnership interest in a Miami Beach hotel for $1,300 resulting in a pretax gain of $838. Loss from equity investments in 1998 and 1997 principally represents the Company's share of losses in this hotel.

(17)          Retirement Plan:
              ----------------

                  The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees and the former employees of the Company's discontinued resilient vinyl flooring segment.

The following table sets forth the change in benefit obligation, the change in plan assets and the funded status of the plan as of December 31:

                                                              1999       1998
                                                          ---------     --------
       Change in benefit obligation:

       Benefit obligation, beginning of year               $  9,290    $  9,052
              Service cost                                      332         308
              Interest cost                                     730         640
              Actuarial (gain) loss                            (339)        326
              Benefits paid                                  (1,034)     (1,036)
                                                           --------    --------
       Benefit obligation, end of year                        8,979       9,290
                                                           --------    --------

       Change in plan assets:

       Fair value of plan assets, beginning of year          12,217      12,643
               Actual return on plan assets                      58         610
               Benefits paid                                 (1,034)     (1,036)
                                                           --------    --------
       Fair value of plan assets, end of year                11,241      12,217
                                                           --------    --------

       Funded status                                          2,262       2,927
                                                           --------    --------

       Unrecognized net actuarial loss                           10         349
       Unrecognized net gain                                 (1,441)     (2,436)
                                                           --------    --------

       Prepaid benefit obligation                          $    831    $    840
                                                           ========    ========

Net periodic pension (expense) income consists of the following components for the years ended December 31:

                                                  1999        1998       1997
                                                -------     -------     -------

Service cost                                    ($  332)    ($  308)    ($  325)
Interest cost                                      (730)       (640)       (626)
Actual return on plan assets                         58         610       1,013
Net amortization and deferral                       995         456          87
                                                -------     -------     -------

  Net periodic pension (expense) income         ($    9)    $   118     $   149
                                                =======     =======     =======

                  In determining the projected benefit obligation for 1999 and 1998, the weighted average assumed discount rate was 8.0% and 7.0%, respectively, while the rate of expected increases in future salary levels was 3.5% for both years. The expected long-term rate of return on assets used in determining net periodic pension cost for all years presented was 9.0%. No contributions were made during 1999 or 1998 as the plan is overfunded. Plan assets consist primarily of U.S. bonds, government backed mortgage obligations, equity securities and mutual funds.

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

                  Information on the Company's business segments for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                            1999         1998         1997
                                                                                         ---------    ---------    ---------
                       Net revenues and sales:
                           Real estate investment and management                         $  29,202    $  26,349    $  24,042
                           Engineered products                                              30,500       32,170       36,204
                                                                                         ---------    ---------    ---------

                                                                                         $  59,702    $  58,519    $  60,246
                                                                                         =========    =========    =========

                       Operating income:
                           Real estate investment and management                         $  14,079    $  12,133    $   7,718
                           Engineered products                                               1,855        3,239        3,419
                                                                                         ---------    ---------    ---------

                                                                                            15,934       15,372       11,137

                       General corporate expenses                                           (2,848)      (3,098)      (2,329)
                       Other income, net                                                     9,538        6,034        4,467
                                                                                         ---------    ---------    ---------

                                             Income from continuing
                                                  operations before income taxes         $  22,624    $  18,308    $  13,275
                                                                                         =========    =========    =========

                       Identifiable assets:
                           Real estate investment and management  and corporate assets
                                                                                         $ 122,112    $ 114,406    $  95,080
                           Engineered products                                              11,620       11,706       11,432
                           Discontinued operations                                               0            0        6,841
                                                                                         ---------    ---------    ---------

                                                                                         $ 133,732    $ 126,112    $ 113,353
                                                                                         =========    =========    =========

                       Depreciation and amortization expense:
                           Real estate investment and management                         $   5,210    $   5,530    $   5,838
                           Engineered products                                                 737          662          577
                           General corporate expenses                                          681          374          242
                                                                                         ---------    ---------    ---------
                                                                                         $   6,628    $   6,566    $   6,657
                                                                                         =========    =========    =========

                       Mortgage interest expense:
                           Real estate investment and management                         $   2,620    $   2,661    $   3,058
                                                                                         =========    =========    =========

                       Additions to long-lived assets:
                           Real estate investment and management                         $   3,194    $  13,878    $   2,885
                           Engineered products                                                 885          507          197
                                                                                         ---------    ---------    ---------

                                                                                         $   4,079    $  14,385    $   3,082
                                                                                         =========    =========    =========

Sales by the Company's engineered products segment to automobile original equipment manufacturers accounted for approximately 21.8%, 24.6% and 30.8% of 1999, 1998 and 1997 consolidated revenues, respectively. Approximately 14.5%, 12.9% and 13.1% of 1999, 1998 and 1997 total sales generated from the engineered products segment were from foreign customers. Substantially all assets held by the Company's engineered products segment are located within the United States, however manufacturing operations of this segment were commenced in Mexico in 1999.

                  Included in the identifiable assets of the real estate investment and management segment at December 31, 1998 and 1997 are approximately $1,963 and $5,056, respectively, of high yield mortgage loans receivable (see Note 6). There were no such loans outstanding at December 31, 1999. Income generated by these loans receivable is included in interest income.

(19)   Contingencies:
       --------------

                  The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities. The Company has recorded a liability in the Consolidated Financial Statements for the estimated potential remediation costs at these facilities.

                  The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection ("NJDEP"). Environmental experts engaged by the Company estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860, including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15 year period.

                  Environmental studies at the second facility indicate that remediation may be necessary. Based upon the facts presently available, environmental experts have advised the Company that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2,300 in initial costs, including capital equipment expenditures, and $258 in annual operating and maintenance costs over a 10 year period. These estimated costs of future expenses for environmental remediation obligations are not discounted to their present value. The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

                  The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

                  Although the Company believes that it is entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers have denied such coverage. Accordingly, the Company has filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. At December 31, 1999, settlements have been reached with all but one carrier in this matter. Settlement with the final carrier was completed in February 2000.

                  In the opinion of management, amounts recovered from its insurance carriers should be sufficient to address these matters and amounts needed in excess, if any, will be paid gradually over a period of years. Accordingly, they should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

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

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                         -------------------------------
                                 (In Thousands)
                                 --------------



                                                                                               Write-offs
                                                                                                 Net of
                                                                                               Recoveries
                                                         Balance             Charged           of Accounts        Balance
                                                           at                   to             Previously           at
                                                        Beginning           Costs and            Written          End of
                                                        of Period            Expenses              Off            Period
                                                       -----------          ---------          -----------        -------

Allowance for doubtful accounts:

Year ended December 31, 1999                              $390               $  0               $  0               $390

Year ended December 31, 1998                               326                 70                  6                390

Year ended December 31, 1997                               377                  0                 51                326




       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION
           ----------------------------------------------------------
                                DECEMBER 31, 1999
                                -----------------
                                 (In Thousands)
                                 --------------



                                                    Initial Cost to Company       Costs              Gross Amount at Which
                                        Mortgage   ------------------------   Capitalized        Carried at Close of Period
                                         Loans                                Subsequent to  ---------------------------------------
                                        Payable                Building and   Acquisition/              Building and
       Description                      (Gross)       Land     Improvements   Improvements     Land     Improvements  Total (a), (c)
------------------------------------  -----------  ---------   ------------   -------------  ---------  ------------  --------------

Shopping Centers and Retail Outlets:
   Culver, CA                          $  4,010    $    842      $  7,576        $      0    $    842      $  7,576     $  8,418
   Northbrook, IL                         4,328         898         8,075               0         898         8,075        8,973
   Miscellaneous Investments             14,763       5,172        45,776             990       5,172        46,766       51,938
                                       --------    --------      --------        --------    --------      --------     --------

                                         23,101       6,912        61,427             990       6,912        62,417       69,329
                                       --------    --------      --------        --------    --------      --------     --------

Commercial Properties:
   Miscellaneous Investments              9,171       9,512        41,358             975       9,512        42,333       51,845
Day Care Centers and Offices:
   Miscellaneous Investments                299         643         5,292           2,145         643         7,437        8,080
Hotel Properties:
   Miscellaneous Investments                  0       1,712         2,868              48       1,712         2,916        4,628
Other:
   Miscellaneous Investments                  0       2,305           997           1,008       2,305         2,005        4,310
                                       --------    --------      --------        --------    --------      --------     --------

                                       $ 32,571    $ 21,084      $111,942        $  5,166    $ 21,084      $117,108     $138,192
                                       ========    ========      ========        ========    ========      ========     ========

                                                                                           Life on Which
                                                                                           Depreciation
                                                                                            in Latest
                                                                                           Statement of
                                         Accumulated         Date of          Date           Income is
       Description                      Depreciation (b)  Construction       Acquired    Computed (Years)
------------------------------------    ----------------  ------------     -----------   ----------------

Shopping Centers and Retail Outlets:
   Culver, CA                             $  5,445              N/A              1986         18
   Northbrook, IL                            5,664              N/A              1987         18
   Miscellaneous Investments                32,452              N/A           1986-98       10-39
                                           -------

                                            43,561
                                           -------

Commercial Properties:
   Miscellaneous Investments                17,844              N/A           1986-98       5-39
Day Care Centers and Offices:
   Miscellaneous Investments                 6,004              N/A           1986-91       5-39
Hotel Properties:
   Miscellaneous Investments                 2,868              N/A           1986-99       7-10
Other:
   Miscellaneous Investments                   976              N/A           1986-97       10-28
                                           -------

                                           $71,253
                                           =======

     Notes:

     (a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 1999 are as follows:

                                                                                     1999        1998      1997
                                                                                   ---------  ---------  --------

     Real property held for rental at beginning of period                          $140,102   $124,346   $126,876
     Additions during the period:
        Acquisitions and improvements                                                 2,304     12,539      2,276
        Transfers to real property held for rental                                        0      8,584          0
                                                                                   --------   --------   --------

                                                                                    142,406    145,469    129,152
     Deductions during period:
        Cost of real estate sold                                                      4,214      5,367      4,806
                                                                                   --------   --------   --------

                                                                                   $138,192   $140,102   $124,346
                                                                                   ========   ========   ========

      (b) Reconciliations of accumulated  depreciation for the three years ended
          December 31, 1999 are as follows:
                                                                                     1999       1998       1997
                                                                                   --------   --------   --------

     Accumulated depreciation at beginning of period                               $ 68,665   $ 65,768   $ 61,187
     Additions during the period:
        Provision for depreciation                                                    5,210      5,530      5,838
                                                                                   --------   --------   --------

                                                                                     73,875     71,298     67,025
     Deductions during period:
        Accumulated depreciation of real estate sold                                  2,622      2,633      1,257
                                                                                   --------   --------   --------

                                                                                   $ 71,253   $ 68,665   $ 65,768
                                                                                   ========   ========   ========

     (c) The aggregate cost for federal income tax purposes is approximately $178,000.


The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                     -------------------------------------
                         MORTGAGE LOANS ON REAL ESTATE
                         -----------------------------
                                DECEMBER 31, 1999
                                -----------------
                                 (In Thousands)
                                 --------------


                                                                 Final                                                    Prior
            Description                 Interest Rate         Maturity Date                  Periodic Payment Terms       Liens
-------------------------------   ---------------------   ---------------------- -----------------------------------   ----------

Mortgage loans secured by
commercial property:

Augusta, Georgia                            9.0%             December 2008       Principal and interest due monthly         $0
Philadelphia, Pennsylvania        Varies from 9.0%-12.0%      January 2005       Principal and interest due monthly          0
                                                                                                                        ---------
                                                                                                                            $0
                                                                                                                        =========


                                                                                                Principal
                                                                                                Amount of
                                                                   Carrying                   Loans Subject
                                            Face                   Amount of                  to Delinquent
                                          Amount of                Mortgages                    Principal
            Description                   Mortgages              (a), (b), (c)                 or Interest
----------------------------------   --------------------   ---------------------------     ---------------------

Mortgage loans secured by
commercial property:

Augusta, Georgia                             $45                       $10                        $0
Philadelphia, Pennsylvania                    77                        77                         0
                                   --------------------    --------------------------     ---------------------
                                            $122                       $87                        $0
                                   ====================    ==========================     =====================


(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 1999 is as follows:

     Balance at beginning of period                              $1,226
     Additions during period:
          New mortgage loans                                         77
     Deductions during period:
          Collection of principal                                (1,216)
                                                                 ------
     Balance at end of period                                       $87
                                                                 ======


(b) In accordance with generally accepted accounting principles certain gains from the sale of real property are being recognized under the installment method and, accordingly, notes receivable have been reduced by the following deferred gains at December 31, 1999:

        Mortgage note receivable in connection with sale of property in:

             Augusta, Georgia                                       $24
                                                                 ======


(c) The carrying value for federal income tax purposes is substantially equal to the carrying amount for book purposes.


        The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                            QUARTERLY FINANCIAL DATA
                            ------------------------
                                   (Unaudited)
                                   -----------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------


                                                                 First            Second            Third             Fourth
                                                                Quarter           Quarter          Quarter           Quarter
                                                               --------         ---------         ---------         ---------

For the year 1999:
     Revenues                                                   $14,175           $14,713           $14,339           $16,475
                                                                =======           =======           =======           =======

     Costs and expenses                                         $12,167           $11,695           $11,243           $11,511
                                                                =======           =======           =======           =======

     Other income                                               $ 4,148           $ 1,473           $ 1,945           $ 1,972
                                                                =======           =======           =======           =======

     Net income                                                 $ 3,586           $ 2,576           $ 2,916           $ 4,248
                                                                =======           =======           =======           =======

Per share data:
Earnings per common share:
     Basic                                                      $   .70           $   .51           $   .58           $   .89
                                                                =======           =======           =======           =======
     Diluted                                                    $   .70           $   .51           $   .58           $   .87
                                                                =======           =======           =======           =======



For the year 1998:
     Revenues                                                   $14,548           $14,996           $13,883           $15,092
                                                                =======           =======           =======           =======

     Costs and expenses                                         $10,747           $12,734           $10,814           $11,950
                                                                =======           =======           =======           =======

     Other income                                               $   349           $ 3,753           $   400           $ 1,532
                                                                =======           =======           =======           =======

     Income from continuing operations                          $ 2,414           $ 3,423           $ 1,961           $ 2,785
                                                                =======           =======           =======           =======

     Income from discontinued operations,
         net of tax                                             $ 4,849           $     0           $     0           $     0
                                                                -------           -------           -------           -------

     Net income                                                 $ 7,263           $ 3,423           $ 1,961           $ 2,785
                                                                =======           =======           =======           =======

Per share data:
Basic earnings per common share:
     Income from continuing operations                          $   .46           $   .66           $   .38           $   .54
     Discontinued operations, net of tax                            .92               .00               .00               .00
                                                                -------           -------           -------           -------
     Net income per common share                                $  1.38           $   .66           $   .38           $   .54
                                                                =======           =======           =======           =======

Diluted earnings per common share:
     Income from continuing operations                          $   .45           $   .64           $   .37           $   .54
     Discontinued operations, net of tax                            .90               .00               .00               .00
                                                                -------           -------           -------           -------
   Net income per common share assuming
            dilution                                            $  1.35           $   .64           $   .37           $   .54
                                                                =======           =======           =======           =======
