Form 10-K/A
period 1999-12-31
UNITED CAPITAL CORP /DE/
filed 2000-05-01
CIK 65358

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
(Mark One)


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999
                         -------------------------------------------------------


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

                         Commission file number 1-10104
                                               ---------

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

Issuer's telephone number, including area code: (516) 466-6464
                                               ---------------------------------

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

                                      None

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No  .
                                        --   --
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.    X
                               --

         The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of March 15, 2000 was approximately $18,781,000.

         The number of shares of the Registrant's $.10 par value Common Stock outstanding as of March 15, 2000 was 4,735,915.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

                                   MANAGEMENT

         As of April 24, 2000, the executive officers and directors of United Capital Corp. (the "Company") are as follows:


       Name                       Principal Occupation                  Age
---------------------       ----------------------------------        --------

A.F. Petrocelli             Chairman of the Board,                       56
                                 President and Chief
                                 Executive Officer of the
                                 Company

Anthony J. Miceli           Vice President, Chief                        37
                                 Financial Officer and
                                 Secretary of the Company

Arnold S. Penner            Self employed real estate                    63
                                 investor and broker

Howard M. Lorber            Chairman and Chief Executive                 51
                               Officer of Hallman &
                               Lorber Associates, Inc.

         A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June 1981. Mr. Petrocelli has been President, Chief Executive Officer and Chairman of the Board of Prime Hospitality Corp. ("Prime"), a New York Stock Exchange listed company since 1998 and a Director of Prime since 1992, a Director of Boyer Value Fund (a public mutual fund), a Director of Philips International Realty Corp. ("Philips") and a Director of Nathan's Famous Inc. ("Nathan's").

         ANTHONY J. MICELI, has been a Director and a Vice President and Chief Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than one year. Mr. Miceli is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and New Jersey Society of Certified Public Accountants.

         ARNOLD S. PENNER, has been a Director of the Company since 1989 and has worked for more than the past five years as a private real estate investor and as a self-employed real estate broker in New York. Mr. Penner is also a Director of Philips.

         HOWARD M. LORBER has been a Director of the Company since 1991. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Nathan's for more than the past five years and Chairman of the Board of Directors and Chief Executive Officer of Hallman & Lorber Associates, Inc. ("Hallman & Lorber") for over five years. He has been a director, President and Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee and Compensation Committee of Prime since 1994 and Chairman since 1998 and he has been a director of PLM International, Inc. since January 1999.

Item 11.          Executive Compensation

     The following table sets forth, for the Company's 1999 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the most highly compensated executive officer of the Company other than the CEO who was an executive officer of the Company during the fiscal year ended December 31, 1999 and whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                                                      Other
                                                                      Annual                    All Other
                                                                    Compensation  Number of   Compensation
       Name and Principal         Year    Salary($)       Bonus($)    ($)(1)      Options         ($)
-------------------------------   -----  ----------       --------    ------      -------     -----------

A.F. Petrocelli,                  1999     $650,000       $700,000     ----       300,000        ----
   Chairman of the                1998      650,000        700,000     ----       300,000        ----
   Board, President               1997      650,000        700,000     ----       222,381        ----
   and Chief Executive
   Officer

Anthony J. Miceli,                1999     $150,577       $100,000     ----        30,000        ----
   Vice President and             1998      142,619         70,000     ----        30,000        ----
   Chief Financial                1997      113,731        100,000     ----        30,000        ----
   Officer

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

Option Grants During 1999 Fiscal Year

        The following table provides information related to options to purchase Common Stock granted to the CEO and the named executive officer during 1999. The Company currently does not have any plans providing for the grant of stock appreciation rights.






                                  Individual Grants
--------------------------------------------------------------------------------  Potential Realizable Value
                                     % of Total                                    at Assumed Rates of Stock
                                      Options                                      Price Appreciation for
                                      Granted                                     -----------------------
                        Number of        to         Exercise
                       Securities    Employees      or Base
                       Underlying    in Fiscal       Price
      Name             Option(#)        Year       ($/Sh)(1)   Expiration Date      5%             10%
-------------------   ------------- ------------- ----------   ---------------  ----------    -----------
A.F. Petrocelli         300,000        69.1        $14.0625    July 14, 2009    $2,653,149    $6,723,601

Anthony J. Miceli        30,000         6.9        $14.0625    July 14, 2009      $265,315      $672,360


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

Fiscal Year End Option Values

        The following table provides information related to the exercise of options by the CEO and the named executive officer and the number and value of options held by the CEO and the named executive officer at fiscal year end.


                        Shares
                       Acquired      Value      Number of Securities Underlying      Value of Unexercised In-the-
                          on        Realized     Unexercised Options at FY-End        Money options at FY-End ($)
Name                   Exercise       (1)                     (1)                                 (2)
----                   --------       ---                    -----                               ----


A.F. Petrocelli.....    25,000     $275,000           298,254          574,127          $603,045        $1,479, 648

Anthony J. Miceli...     1,300      $14,300            55,000           60,000          $281,875           $145,000

(1) Based on the difference between the exercise price of the options and the closing price of a share of Common Stock on June 9, 1999, the date of exercise as reported on the American Stock Exchange ("AMEX").
(2) Based on the closing price of a share of Common Stock on December 31, 1999 of $18.625, as reported on AMEX.

Employee Retirement Plan

        The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                     Projected Annual Benefit at Retirement

                                                       Years of Service
                        --------------------------------------------------------------------------------------

        Salary                 10              15           20             25            30             35
        ------          ----------------  ------------  ------------  ------------  ------------  ------------

$ 20,000...............      $1,750          $2,625        $3,500        $4,375        $5,250        $6,125
  30,000...............       3,250           4,875         6,500         8,125         9,750        11,375
  40,000...............       4,750           7,125         9,500        11,875        14,250        16,625
  50,000...............       6,250           9,375        12,500        15,625        18,750        21,875
  60,000...............       7,750          11,625        15,500        19,375        23,250        27,125
  70,000...............       9,250          13,875        18,500        23,125        27,750        32,375
  80,000...............      10,750          16,125        21,500        26,875        32,250        37,625
  90,000...............      12,250          18,375        24,500        30,625        36,750        42,875
 100,000...............      13,750          20,625        27,500        34,375        41,250        48,125
 150,000...............      21,250          31,875        42,500        53,125        63,750        74,375
 160,000...............      22,750          34,125        45,500        56,875        68,250        79,625

        The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 1999.

         The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F. Petrocelli twenty five years and Anthony J. Miceli twelve years, respectively.

        Subject to compensation limitations under the Employee Retirement Income Security Act of 1974, which was $160,000 in 1999, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         A.F. Petrocelli serves on the Compensation Committee of Nathan's of which Mr. Howard Lorber is Chairman of the Board and Chief Executive Officer. Mr. Lorber is a member of the Compensation and Stock Option Committees of the Company. Mr. Petrocelli also serves as President, Chief Executive Officer and Chairman of the Board of Prime. Mr. Lorber is Chairman of the Compensation Committee of Prime. For information relating to transactions involving Messrs., Petrocelli and Lorber and the Company, see "Certain Relationships and Related Transactions."

Item 12.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information concerning ownership of the Company's Common Stock, as of April 24, 2000 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:

         Name and Address                      Shares               Percentage
        of Beneficial Owner             Beneficially Owned          of Class (6)
----------------------------------    ---------------------         ------------

A.F. Petrocelli                        3,189,305(1)(2)                 61.3%
9 Park Place
Great Neck, NY 11021

         Name and Address                      Shares               Percentage
        of Beneficial Owner             Beneficially Owned          of Class (6)
----------------------------------    ---------------------         ------------

Beverly Petrocelli                       500,000(2)                    10.6%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                         76,300(3)                     1.6%
9 Park Place
Great Neck, NY 11021

Arnold S. Penner                          16,000(4)                     *
249 East 71st Street
New York, NY 10021

Howard M. Lorber                         124,500(5)                     2.6%
70 E. Sunrise Highway
Valley Stream, NY 11581

All executive officers and             3,406,105(1)(3)                 64.1%
directors as a group (4                       (4)(5)
persons)


*       Less than 1%

(1) Mr. Petrocelli owns directly 2,716,924 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 24, 2000 to purchase 472,381 shares of Common Stock. Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2) Beverly Petrocelli is the wife of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership of all shares held by Mrs. Petrocelli. Does not include shares held by the adult children or the grandchildren of Mrs. Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her husband, adult children and grandchildren.

(3) Consists of 1,300 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 24, 2000 to purchase 75,000 shares of Common Stock.

(4) Consists of 16,000 shares issuable upon the exercise of options which are exercisable within 60 days of April 24, 2000.

(5) Includes 30,000 shares owned by Hallman & Lorber Associates Profit Sharing Plan (an entity in which Mr. Lorber may be deemed to be a control person) and 36,800 shares owned by the Howard M. Lorber Irrevocable Trust. Mr. Lorber disclaims beneficial ownership of all shares owned by Hallman & Lorber Associates Profit Sharing Plan and the Howard M. Lorber Irrevocable Trust. Also includes 16,000 shares issuable upon the exercise of options which are exercisable within 60 days of April 24, 2000.

(6) Includes the shares of Common Stock subject to options which are presently exercisable or exercisable within 60 days after April 24, 2000 held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

Item 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 1999. Specific descriptions of these transactions are provided below.

        In September 1996, the Company purchased a 50% interest in a limited partnership that owns and operates a hotel in Miami Beach, Florida. At the time of the acquisition, the Company participated in a $2.5 million loan transaction to the limited partnership secured by a mortgage lien against the property. The Company advanced approximately $682,500 in connection with this note. The remaining amounts were advanced by the following: A.F. Petrocelli, $250,000; Beverly Petrocelli, $1 million; an officer of the Company $100,000; and the balance by unrelated parties. The note bore interest at 14% per annum payable monthly and the participants also received a commitment fee of 4%. This note matured in September 1997 and was extended in accordance with original terms of the note, for one year, in consideration of a 4% commitment fee. The limited partnership repaid the full amount outstanding together with accrued interest in July 1998. In January 1999, the Company sold its 50% interest in the limited partnership. A.F. Petrocelli disclaims beneficial ownership of the participation interest held by Beverly Petrocelli.

        The Company's two hotel properties are managed by Prime, a publicly traded company for which A.F. Petrocelli is President, Chief Executive Officer and Chairman of the Board and Howard M. Lorber is a director. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $134,000 for 1999. Included in the Company's marketable securities at December 31, 1999 was approximately $11,089,000 of Common Stock in Prime which represents approximately 2.6% of Prime's outstanding shares. Subsequent to December 31, 1999 the Company purchased an additional 1,245,000 shares of Prime.

        In March 1997, the Company completed a $73,250,000 sales/leaseback transaction with Kmart Corporation for two of its distribution centers located in Brighton, Colorado and Greensboro, North Carolina. Kmart will lease these facilities for a minimum of 25 years. These sites encompass over 2.7 million square feet and service approximately 300 Kmart stores. The Company has taken a 50% equity interest in this transaction. Also participating in this transaction were Beverly Petrocelli, Arnold Penner, Howard M. Lorber and the spouse of a director who have taken approximately an 8% interest in this transaction. A.F. Petrocelli disclaims beneficial ownership of the participation interest held by Beverly Petrocelli.

        In July 1998, the Company participated in a $3 million loan transaction secured by stock in a corporation whose principal assets were leased equipment and stock in a cooperative apartment. The Company advanced approximately $1.8 million in connection with this loan. The remaining amounts were advanced by A.F. Petrocelli, $250,000; and the balance by Beverly Petrocelli. The note, which matured in August 1999, bore interest at 14% per annum payable monthly. The participants also received a commitment fee of 4% in connection with the loan.

        In January 2000, the Company participated in a $4.5 million loan transaction secured by mortgage liens against three properties in New York, New York. The Company advanced approximately $3.5 million in connection with this loan. The remaining $1.0 million was advanced by Beverly Petrocelli. The note, which matures in February 2001, bears interest at 14% per annum payable monthly. The participants also received a commitment fee of 4% in connection with the loan. A.F.

Petrocelli disclaims beneficial ownership of the participating interest held by Beverly Petrocelli.

        The Company has Indemnity Agreements with certain directors (individually, each an "Indemnitee"), indemnifying each Indemnitee against the various legal risks and potential liabilities to which such individuals are subject due to their position with the Company, in order to induce and encourage highly experienced and capable persons such as the Indemnitees to continue to serve as directors of the Company.


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITED CAPITAL CORP.



                                        By:  /s/ Anthony J. Miceli
                                             -----------------------------------
                                             Anthony J. Miceli, Vice President
                                             and Chief Financial Officer

Dated: May 1, 2000