Form 10-Q
period 2000-03-31
UNITED CAPITAL CORP /DE/
filed 2000-05-15
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending                  March 31, 2000
                               -------------------------------------------------

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


           Common stock, $.10 par value 4,730,915 shares outstanding
                              as of May 10, 2000.

                                    1 of 15

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX


                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----



ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as
             of March 31, 2000 and December 31, 1999                         3

             Consolidated Statements of Income for
             the Three Months Ended March 31, 2000 and 1999                  4

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 2000 and 1999              5 - 6

             Notes to Consolidated Financial Statements                 7 - 10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10 - 15



                            PART II OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                                  15

                                    2 of 15

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
             AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
             ------------------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                2000      1999
                                                               ------    -------
Assets

Current assets:
     Cash and cash equivalents                               $ 10,977   $ 13,575
     Marketable securities                                     29,418     27,296
     Notes and accounts receivable, net                        10,548      5,626
     Inventories                                                4,001      4,207
     Prepaid expenses and other current assets                    456        254
     Deferred income taxes                                         72          0
                                                             --------   --------
         Total current assets                                  55,472     50,958
                                                             --------   --------
Property, plant and equipment, net                              4,911      5,077
Real property held for rental, net                             64,195     66,939
Noncurrent notes receivable                                       262        270
Other assets                                                   11,075     10,488
                                                             --------   --------
         Total assets                                        $135,915   $133,732
                                                             ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                    $  5,888   $  5,990
     Borrowings under credit facilities                           700        700
     Accounts payable and accrued liabilities                   9,031      9,835
     Income taxes payable                                       7,160      5,000
     Deferred income taxes                                          0      1,019
                                                             --------   --------
         Total current liabilities                             22,779     22,544
                                                             --------   --------
Borrowings under credit facilities                              1,050      1,225
Long-term debt                                                 25,912     27,316
Other long-term liabilities                                    24,609     22,917
Deferred income taxes                                             768        674
                                                             --------   --------
         Total liabilities                                     75,118     74,676
                                                             --------   --------
Commitments and contingencies

Stockholders' equity:
     Common stock                                                 474        474
     Retained earnings                                         58,352     54,671
     Accumulated other comprehensive income, net of tax         1,971      3,911
                                                             --------   --------
         Total stockholders' equity                            60,797     59,056
                                                             --------   --------
         Total liabilities and stockholders' equity          $135,915   $133,732
                                                             ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------


                                                             2000        1999
                                                           --------    --------

Revenues:
     Net sales                                             $  8,197    $  7,653
     Rental revenues from real estate operations              6,901       6,522
                                                           --------    --------

              Total revenues                                 15,098      14,175
                                                           --------    --------

Costs and expenses:
     Cost of sales                                            6,007       5,660
     Real estate operations:
         Mortgage interest expense                              595         603
         Depreciation expense                                 1,298       1,367
         Other operating expenses                             1,720       2,008
     General and administrative expenses                      1,356       1,538
     Selling expenses                                           973         991
                                                           --------    --------

              Total costs and expenses                       11,949      12,167
                                                           --------    --------

   Operating income                                           3,149       2,008
                                                           --------    --------

Other income (expense):
     Interest income                                            584         310
     Interest expense                                          (179)       (163)
     Other income and expense, net                            2,682       4,001
                                                           --------    --------

              Total other income                              3,087       4,148
                                                           --------    --------

     Income before income taxes                               6,236       6,156

     Provision for income taxes                               2,555       2,570
                                                           --------    --------

     Net income                                            $  3,681    $  3,586
                                                           ========    ========

     Earnings per share:
         Basic                                             $    .78    $    .70
                                                           ========    ========
         Diluted                                           $    .77    $    .70
                                                           ========    ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                 (In Thousands)
                                 --------------


                                                                                       2000         1999
                                                                                      --------    --------

Cash flows from operating activities:
     Net income                                                                       $  3,681    $  3,586
                                                                                      --------    --------
     Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization                                              1,602       1,664
              Gain on sale of real estate assets                                        (2,666)     (3,122)
              Gain on sale of available-for-sale securities                                (24)          0
              Gain from equity investments                                                (248)     (1,052)
              Changes in assets and liabilities  (A)                                    (2,311)      3,341
                                                                                      --------    --------

                   Total adjustments                                                    (3,647)        831
                                                                                      --------    --------

                   Net cash provided by operating activities                                34       4,417
                                                                                      --------    --------

Cash flows from investing activities:
     Acquisition of real estate assets                                                    (252)       (154)
     Proceeds from sale of real estate assets                                            4,365       4,553
     Purchase of available-for-sale securities                                          (5,204)          0
     Proceeds from sale of available-for-sale securities                                    74           0
     Acquisition of property, plant and equipment                                         (119)       (479)
     Investments in and advances to affiliates                                             185         185
     Proceeds from sale of equity investments                                                0       1,300
                                                                                      --------    --------

                   Net cash (used in) provided by investing activities                    (951)      5,405
                                                                                      --------    --------

Cash flows from financing activities:
     Principal payments on mortgage commitments, notes
         and loans                                                                      (1,506)     (1,657)
     Proceeds from mortgage commitments, notes and loans                                     0       3,100
     Net repayments under credit facilities                                               (175)       (350)
     Purchase and retirement of common shares                                                0      (2,298)
                                                                                      --------    --------

                   Net cash used in financing activities                                (1,681)     (1,205)
                                                                                      --------    --------

Net (decrease) increase in cash and cash equivalents                                    (2,598)      8,617

Cash and cash equivalents, beginning of period                                          13,575       8,154
                                                                                      --------    --------

Cash and cash equivalents, end of period                                              $ 10,977    $ 16,771
                                                                                      ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (CONTINUED)
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



              (A)Changes in assets and  liabilities  for the three  months ended
                 March 31, 2000 and 1999 are as follows:


                                                             2000       1999
                                                           -------    -------

               Notes and accounts receivable, net          ($4,922)   $   564
               Inventories                                     206       (151)
               Prepaid expenses and other current assets      (202)      (106)
               Deferred income taxes                            95        170
               Noncurrent notes receivable                       8          4
               Other assets                                   (544)     2,333
               Accounts payable and accrued liabilities       (804)      (122)
               Income taxes payable                          2,160        649
               Other long-term liabilities                   1,692          0
                                                           -------    -------

                   Total                                   ($2,311)   $ 3,341
                                                           =======    =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 (In Thousands, Except Share And Per Share Data)
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------

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

                  The consolidated financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

                  All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded.

                  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MARKETABLE SECURITIES
---------------------

                  The aggregate market value of marketable securities, which are all classified as available-for-sale, was $29,418 and $27,296 at March 31, 2000 and December 31, 1999, respectively, while accumulated unrealized holding gains were $1,971 and $3,911 on a net of tax basis, respectively. Marketable securities consist of the following:

                                          March 31, 2000      December 31, 1999
                                          --------------      -----------------

Available-For-Sale Securities:
Corporate equities                            $23,845              $21,685
Corporate debts                                 5,573                5,611
                                              -------              -------
                                              $29,418              $27,296
                                              =======              =======

                  Corporate debt securities have contractual maturities ranging from approximately one to eight years, with the majority of the maturities being five years or less.

INVENTORIES
-----------

                  The components of inventory are as follows:

                                             March 31, 2000    December 31, 1999
                                             --------------    -----------------

                        Raw materials           $2,234             $2,369
                        Work in process            495                334
                        Finished goods           1,272              1,504
                                                ------             ------
                                                $4,001             $4,207
                                                ======             ======

CONTINGENCIES
-------------

                  The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities. The Company has recorded a liability in the Consolidated Financial Statements for the estimated potential remediation costs at these facilities.

                  The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection ("NJDEP"). Environmental experts engaged by the Company estimate that under the most probable remediation scenario the remediation of this site is anticipated to require initial expenditures of $860 including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15 year period.

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

                  The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. It is not currently possible to estimate the range or amount of any such liability.

                  Although the Company believed that it was entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers denied such coverage. Accordingly, the Company filed an action against certain insurance carriers seeking defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. Settlements have been reached with all carriers in this matter.

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

EARNINGS PER SHARE
------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                          2000            1999
                                                         ------         -------

Numerator:
     Net income                                          $3,681          $3,586
                                                         ------          ------
Denominator:
     Denominator for basic earnings per
           share--weighted-average shares                 4,736           5,096
Effect of dilutive securities:
     Employee stock options                                  38              44
                                                         ------          ------
     Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                        4,774           5,140
                                                         ------          ------

Basic earnings per share                                 $  .78          $  .70
                                                         ======          ======

Diluted earnings per share                               $  .77          $  .70
                                                         ======          ======

COMPREHENSIVE INCOME
--------------------

                  The Company's comprehensive income consists of net income and decreases in net unrealized gains from investments in available-for-sale securities. The components of comprehensive income are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                           2000       1999
                                                          -------    -------

Net income                                                $ 3,681    $ 3,586

Other comprehensive income, net of tax:
  Change in net unrealized gain on
     available-for-sale securities, net of tax
         benefits of $1,091 and $411, respectively         (1,940)      (797)
                                                          -------    -------
Comprehensive income                                      $ 1,741    $ 2,789
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

                  Operating results of the Company's business segments are as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                        2000        1999
                                                     ----------   ----------
Net revenues and sales:
    Real estate investment and management             $  6,901     $  6,522
    Engineered products                                  8,197        7,653
                                                      --------     --------

                                                      $ 15,098     $ 14,175
                                                      ========     ========

Operating income:
    Real estate investment and management             $  3,288     $  2,544
    Engineered products                                    443          287
                                                      --------     --------

                                                         3,731        2,831

General corporate expenses                                (582)        (823)
Other income, net                                        3,087        4,148
                                                      --------     --------

                      Income before income taxes      $  6,236     $  6,156
                                                      ========     ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------

                  Revenues for the three month period ended March 31, 2000 were $15.1 million, an increase of $923,000 or 6.5% from comparable 1999 revenues. Operating income during this period was $3.1 million versus $2.0 for the comparable period in 1999, a 56.8% increase. Net income for the first quarter was $3.7 million or $.78 per basic share compared to net income of $3.6 million or $.70 per basic share for the same period in 1999. This represents an 11.4% increase in earnings per basic share.

REAL ESTATE OPERATIONS
----------------------

                  Rental revenues from real estate operations increased by $379,000 or 5.8% for the three months ended March 31, 2000 compared to the same period in 1999. This increase is primarily attributable to increased percentage rent revenues, additional rents associated with new leases and the renewal of existing leases at higher rents.

                  Mortgage interest expense decreased 1.3% for the three months ended March 31, 2000, compared to the corresponding 1999 period, due to continuing mortgage amortization which approximated $4.2 million during the last 12 months.

                  Depreciation expense associated with rental properties decreased $69,000 for the three months ended March 31, 2000 compared to the same period in 1999. This decrease is primarily due to reduced depreciation expense associated with properties sold in 2000 and 1999.

                  Operating expenses associated with the management of real properties decreased $288,000 for the three months ended March 31, 2000 compared to the corresponding period in 1999, principally due to increased expenses in 1999 associated with the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS
-------------------

                  The Company's engineered products segment includes Metex Mfg. Corporation ("Metex") and AFP Transformers, LLC ("AFP Transformers"). The operating results of the engineered products segment are as follows:

(In Thousands)                                    Three Months Ended March 31,
--------------                                    ----------------------------

                                                   2000              1999
                                                  -------            ------

Net Sales                                         $ 8,197            $7,653
                                                  =======            ======

Cost of Sales                                     $ 6,007            $5,660
                                                  =======            ======

Selling, General and Administrative Expenses      $ 1,747            $1,706
                                                  =======            ======

Income from Operations                            $   443            $  287
                                                  =======            ======


                  Net sales of the engineered products segment increased $544,000 or 7.1% for the three month period ended March 31, 2000 compared to the same period in 1999. This increase is primarily the result of higher sales in the engineered products, European and domestic automotive markets at Metex' Technical Products Division and higher sales generated by AFP Transformers.

                  Cost of sales as a percentage of sales was virtually unchanged for the three months ended March 31, 2000 compared to the corresponding period in 1999.

                  Selling, general and administrative expenses of the engineered products segment increased $41,000 or 2.4% during the three months ended March 31, 2000 versus the comparable 1999 period. This increase is primarily due to additional selling costs associated with the higher sales volume noted above.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

                  General and administrative expenses not associated with the manufacturing operations decreased by $241,000 for the three month period ended March 31, 2000, versus the same period in 1999, principally due to a reduction in professional fees.

OTHER INCOME AND EXPENSE, NET
-----------------------------

                  The components of other income and expense, net in the accompanying Consolidated Statements of Income are as follows:


                   (In Thousands)                                   Three Months Ended March 31,
                   --------------                                   ----------------------------

                                                                        2000            1999
                                                                     ----------       --------

                   Gain on sale of real estate assets                   $2,666         $3,122

                   Gain from equity investments                              0            838

                   Gain on sale of available-for-sale securities            24              0

                   Other                                                   (8)             41
                                                                     ----------       --------

                                                                        $2,682         $4,001
                                                                     ==========       ========


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  At March 31, 2000, the Company's cash and marketable securities were $40.4 million and working capital was approximately $32.7 million. Management continues to believe the real estate market is overvalued and accordingly recent acquisitions have been limited to those select properties that meet the Company's stringent financial requirements. Management believes the available working capital along with the $60.0 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility and the sale of select assets, all obligations will be satisfied as they come due.

                  The Company's portfolio of available-for-sale securities had a fair market value of approximately $29.4 million at March 31, 2000, reflecting pretax unrealized holding gains of approximately $3.0 million. Included in marketable securities at March 31, 2000 was $9.1 million of common stock in a publicly traded company which represents approximately 2.6% of such company's outstanding shares. The Company's Chairman of the Board, Chief Executive Officer and President is Chairman, President and a director of this company and another Director of the Company is a director of this company. Subsequent to March 31, 2000, the Company purchased an additional 1,245,000 shares of this company's common stock.

                                 Pagd 12 of 15

                  Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60.0 million revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks participates in the Term Loan.

                  Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5% (iii) the lesser of $10.0 million or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At March 31, 2000, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at March 31, 2000. The credit agreement also contains provisions, which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At March 31, 2000, there were no amounts outstanding under the Revolver.

                  The Term Loan bears interest at 90 day LIBOR plus 1.4% and is payable in quarterly principal installments of $175,000, with the final payment due on September 30, 2002. At March 31, 2000, there was approximately $1.8 million outstanding on the Term Loan.

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

                  The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and had filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Settlements have been reached with all carriers in this matter. See Notes to Consolidated Financial Statements for further discussion on this matter.

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

                  The cash needs of the Company have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs and the cash required to repurchase the Company's common stock will also be satisfied from existing cash balances, ongoing operations and borrowings under the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, borrowings under the Revolver, the sale, financing and refinancing of the Company's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

BUSINESS TRENDS
---------------

                  Total revenues of the Company were $15.1 million for the first quarter of 2000, an increase of $923,000 or 6.5% from the comparable 1999 period principally due to an increase in rental revenues of $379,000 from real estate operations and a $544,000 increase in net sales from the engineered products segment. Net income during this period was $3.7 million or $.78 per basic share as compared to net income of $3.6 million or $.70 per basic share for the same period in 1999.

                  The results of the Company's real estate operations reflect a 5.8% increase in revenues for the first three months of 2000, primarily due to revenues generated from increased percentage rent revenues, additional rents associated with new leases and the renewal of existing leases at higher rents. Operating income from this segment increased $744,000 over the prior year period principally due to the increase in rental revenues discussed above and a reduction in real estate operating expenses. Lower depreciation expense associated with properties sold in 1999 also contributed favorably to this segment's operating results.

                  Operating profit from the engineered products segment increased $156,000 or 54.4% compared to the corresponding 1999 period primarily due to a 7.1% increase in net sales. This increase is the result of increased sales in the domestic and European automotive markets at Metex' Technical Products Division as well as higher sales generated by AFP Transformers. Management remains committed to growing these businesses and has continued to aggressively pursue new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

FORWARD-LOOKING STATEMENTS
--------------------------

                  This Form 10-Q  contains  certain  forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainties, including without limitation, general economic conditions, interest rates, competition, potential technology changes and potential changes in customer spending and purchasing policies and procedures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

                                   UNITED CAPITAL CORP.

Dated:  May 10, 2000               By: /s/Anthony J. Miceli
                                       ------------------------------
                                       Anthony J. Miceli
                                       Vice President, Chief Financial Officer
                                       and Secretary of the Company