Form 10-Q
period 2000-06-30
UNITED CAPITAL CORP /DE/
filed 2000-08-10
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending               June 30, 2000
                               ----------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    ---------------------

         Commission File Number:    1-10104
                                --------------------------

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

            Common stock, $.10 par value 4,730,915 shares outstanding
                              as of August 8, 2000.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----


ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as
               of June 30, 2000 and December 31, 1999                         3

               Consolidated Statements of Income for the
               Three Months Ended June 30, 2000 and 1999                      4

               Consolidated Statements of Income for the
               Six Months Ended June 30, 2000 and 1999                        5

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999                    6 - 7

               Notes to Consolidated Financial Statements                8 - 11

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12 - 17


                            PART II OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           17

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURES                                                                   17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (In Thousands)

                                                            2000       1999
                                                            ----       ----

Assets

Current assets:
     Cash and cash equivalents                            $ 13,146   $ 13,575
     Marketable securities                                  36,759     27,296
     Notes and accounts receivable, net                     12,425      5,626
     Inventories                                             4,069      4,207
     Prepaid expenses and other current assets                 354        254
                                                          --------   --------

         Total current assets                               66,753     50,958
                                                          --------   --------

Property, plant and equipment, net                           4,764      5,077
Real property held for rental, net                          60,568     66,939
Noncurrent notes receivable                                    254        270
Other assets                                                11,115     10,488
                                                          --------   --------

         Total assets                                     $143,454   $133,732
                                                          ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                 $  5,756   $  5,990
     Borrowings under credit facilities                        700        700
     Accounts payable and accrued liabilities                9,563      9,835
     Income taxes payable                                    8,540      5,000
     Deferred income taxes                                   1,220      1,019
                                                          --------   --------

         Total current liabilities                          25,779     22,544
                                                          --------   --------

Borrowings under credit facilities                             875      1,225
Long-term debt                                              24,474     27,316
Other long-term liabilities                                 24,594     22,917
Deferred income taxes                                          862        674
                                                          --------   --------

         Total liabilities                                  76,584     74,676
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
     Common stock                                              473        474
     Retained earnings                                      62,113     54,671
     Accumulated other comprehensive income, net of tax      4,284      3,911
                                                          --------   --------

         Total stockholders' equity                         66,870     59,056
                                                          --------   --------

         Total liabilities and stockholders' equity       $143,454   $133,732
                                                          ========   ========


       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                              2000       1999
                                                              ----       ----

Revenues:
     Net sales                                             $  9,091    $  7,912
     Rental revenues from real estate operations              6,979       6,801
                                                           --------    --------

                 Total revenues                              16,070      14,713
                                                           --------    --------

Costs and expenses:
     Cost of sales                                            6,479       5,478
     Real estate operations:
         Mortgage interest expense                              567         753
         Depreciation expense                                 1,257       1,380
         Other operating expenses                             1,629       1,653
     General and administrative expenses                      1,362       1,438
     Selling expenses                                         1,052         993
                                                           --------    --------

                 Total costs and expenses                    12,346      11,695
                                                           --------    --------

     Operating income                                         3,724       3,018
                                                           --------    --------

Other income (expense):
     Interest income                                            584         455
     Interest expense                                          (134)       (165)
     Other income and expense, net                            2,482       1,183
                                                           --------    --------

                 Total other income                           2,932       1,473
                                                           --------    --------

     Income before income taxes                               6,656       4,491

     Provision for income taxes                               2,835       1,915
                                                           --------    --------

     Net income                                            $  3,821    $  2,576
                                                           ========    ========

     Earnings per share:
         Basic                                             $    .81    $    .51
                                                           ========    ========
         Diluted                                           $    .81    $    .51
                                                           ========    ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                              2000       1999
                                                              ----       ----

Revenues:
     Net sales                                             $ 17,288    $ 15,565
     Rental revenues from real estate operations             13,880      13,323
                                                           --------    --------

                 Total revenues                              31,168      28,888
                                                           --------    --------

Costs and expenses:
     Cost of sales                                           12,486      11,138
     Real estate operations:
         Mortgage interest expense                            1,162       1,356
         Depreciation expense                                 2,555       2,747
         Other operating expenses                             3,349       3,661
     General and administrative expenses                      2,718       2,976
     Selling expenses                                         2,025       1,984
                                                           --------    --------

                 Total costs and expenses                    24,295      23,862
                                                           --------    --------

     Operating income                                         6,873       5,026
                                                           --------    --------

Other income (expense):
     Interest income                                          1,168         765
     Interest expense                                          (313)       (328)
     Other income and expense, net                            5,164       5,184
                                                           --------    --------

                 Total other income                           6,019       5,621
                                                           --------    --------

     Income before income taxes                              12,892      10,647

     Provision for income taxes                               5,390       4,485
                                                           --------    --------

     Net income                                            $  7,502    $  6,162
                                                           ========    ========

     Earnings per share:
         Basic                                             $   1.58    $   1.22
                                                           ========    ========
         Diluted                                           $   1.58    $   1.21
                                                           ========    ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                2000       1999
                                                                                ----       ----


Cash flows from operating activities:
     Net income                                                             $  7,502    $  6,162
                                                                            --------    --------
     Adjustments to  reconcile net income
       to net cash  provided  by  operating activities:
              Depreciation and amortization                                    3,207       3,334
              Gain on sale of real estate assets                              (3,544)     (3,957)
              Gain on sale of available-for-sale securities                   (1,643)          0
              Gain from equity investments                                      (496)     (1,264)
              Changes in assets and liabilities  (A)                          (2,150)      2,489
                                                                            --------    --------

                        Total adjustments                                     (4,626)        602
                                                                            --------    --------

                        Net cash provided by operating activities              2,876       6,764
                                                                            --------    --------

Cash flows from investing activities:
     Acquisition of real estate assets                                          (450)       (314)
     Proceeds from sale of real estate assets                                  7,865       5,800
     Purchase of available-for-sale securities                               (14,947)     (5,205)
     Proceeds from sale of available-for-sale securities                       7,699           0
     Acquisition of property, plant and equipment                               (355)       (689)
     Investments in and advances to affiliates                                   369         369
     Proceeds from sale of equity investments                                      0       1,300
                                                                            --------    --------

                        Net cash provided by investing activities                181       1,261
                                                                            --------    --------

Cash flows from financing activities:
     Principal payments on mortgage commitments, notes
         and loans                                                            (3,076)     (3,123)
     Proceeds from mortgage commitments, notes and loans                           0       6,560
     Net repayments under credit facilities                                     (350)       (700)
     Purchase and retirement of common shares                                    (60)     (2,943)
     Proceeds from the exercise of stock options                                   0         142
                                                                            --------    --------

                        Net cash used in financing activities                 (3,486)        (64)
                                                                            --------    --------

Net (decrease) increase in cash and cash equivalents                            (429)      7,961

Cash and cash equivalents, beginning of period                                13,575       8,154
                                                                            --------    --------

Cash and cash equivalents, end of period                                    $ 13,146    $ 16,115
                                                                            ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (CONTINUED)
                                   (UNAUDITED)



(A) Changes in assets and liabilities for the six months ended June 30, 2000 and 1999 are as follows:


                                                      2000         1999
                                                      ----         ----

   Notes and accounts receivable, net                ($6,799)     ($144)
   Inventories                                           138        107
   Prepaid expenses and other current assets            (100)      (184)
   Deferred income taxes                                 189        891
   Noncurrent notes receivable                            16          9
   Other assets                                         (539)     2,214
   Accounts payable and accrued liabilities             (272)    (1,179)
   Income taxes payable                                3,540        780
   Other long-term liabilities                         1,677         (5)
                                                     -------     -------

                 Total                               ($2,150)    $2,489
                                                    ========     ======


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share And Per Share Data)
                                   (UNAUDITED)

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

MARKETABLE SECURITIES

         The aggregate market value of marketable securities, which are all classified as available-for-sale, was $36,759 and $27,296 at June 30, 2000 and December 31, 1999, respectively, while accumulated unrealized holding gains were $4,284 and $3,911 on a net of tax basis, respectively. Marketable securities consist of the following:

                                   June 30, 2000     December 31, 1999
                                   -------------     -----------------

Available-For-Sale Securities:
Corporate equities                    $35,736            $21,685
Corporate debts                         1,023              5,611
                                      -------            -------
                                      $36,759            $27,296
                                      =======            =======

         Corporate debt securities have contractual maturities of approximately four years.

INVENTORIES

         The components of inventory are as follows:

                                     June 30, 2000      December 31, 1999
                                     -------------      -----------------

             Raw materials              $2,221            $2,369
             Work in process               504               334
             Finished goods              1,344             1,504
                                        ------            ------
                                        $4,069            $4,207
                                        ======            ======

CONTINGENCIES

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

EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months        Six Months
                                                           Ended June 30,      Ended June 30,
                                                           --------------      --------------

                                                           2000     1999     2000     1999
                                                           ----     ----     ----     ----

Numerator:
     Net income                                           $3,821   $2,576   $7,502   $6,162
                                                          ======   ======   ======   ======

Denominator:
     Denominator for basic earnings per
                share--weighted-average shares             4,731    5,011    4,734    5,053
Effect of dilutive securities:
     Employee stock options                                   13       20       18       23
                                                          ------   ------   ------   ------
     Denominator for diluted earnings per
                share--adjusted weighted-average shares
                and assumed conversions                    4,744    5,031    4,752    5,076
                                                          ======   ======   ======   ======

Basic earnings per share                                  $  .81   $  .51   $ 1.58   $ 1.22
                                                          ======   ======   ======   ======

Diluted earnings per share                                $  .81   $  .51   $ 1.58   $ 1.21
                                                          ======   ======   ======   ======

COMPREHENSIVE INCOME

         The Company's comprehensive income consists of net income and changes in net unrealized gains from investments in available-for-sale securities. The components of comprehensive income are as follows:

                                                  Three Months      Six Months
                                                 Ended June 30,    Ended June 30,
                                                 --------------    --------------

                                                 2000      1999     2000    1999
                                                 ----      ----     ----    ----

Net income                                       $3,821   $2,576   $7,502   $6,162

Other comprehensive income, net of tax:
     Change in net unrealized gain on
     available-for-sale securities, net of tax
     provisions of $1,292, $896, $201
     and $486, respectively
                                                  2,313    1,572      373      775
                                                 ------   ------   ------   ------

Comprehensive income                             $6,134   $4,148   $7,875   $6,937
                                                 ======   ======   ======   ======

BUSINESS SEGMENTS

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

         Operating results of the Company's business segments are as follows:

                                                                 Three Months            Six Months
                                                                 Ended June 30,        Ended June 30,
                                                                 --------------        --------------

                                                                2000       1999        2000       1999
                                                                ----       ----        ----       ----

Net revenues and sales:
     Real estate investment and management                   $  6,979    $  6,801    $ 13,880    $ 13,323
     Engineered products                                        9,091       7,912      17,288      15,565
                                                             --------    --------    --------    --------

                                                             $ 16,070    $ 14,713    $ 31,168    $ 28,888
                                                             ========    ========    ========    ========

Operating income:
     Real estate investment and management                   $  3,526    $  3,015    $  6,814    $  5,559
     Engineered products                                          831         685       1,274         972
                                                             --------    --------    --------    --------
                                                                4,357       3,700       8,088       6,531

     General corporate expenses                                  (633)       (682)     (1,215)     (1,505)
     Other income, net                                          2,932       1,473       6,019       5,621
                                                             --------    --------    --------    --------

                Income before income taxes                   $  6,656    $  4,491    $ 12,892    $ 10,647
                                                             ========    ========    ========    ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues for the three month period ended June 30, 2000 were $16.1 million, an increase of $1.4 million or 9.2% from comparable 1999 revenues. Operating income during this period was $3.7 million versus $3.0 million for the comparable 1999 period, a 23.4% increase. Net income for the second quarter was $3.8 million or $.81 per basic share compared to net income of $2.6 million or $.51 per basic share for the same period in 1999. This represents a 58.8% increase in earnings per basic share over the prior year.

         Total revenues for the first six months of 2000 were $31.2 million resulting in operating income of $6.9 million versus revenues of $28.9 million and operating income of $5.0 million during the comparable 1999 period. Net income for the six month period was $7.5 million or $1.58 per basic share in 2000 versus $6.2 million or $1.22 per basic share in 1999, an increase of 29.5% in basic earnings per share.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased by $178,000 or 2.6% for the three months and $557,000 or 4.2% for the six months ended June 30, 2000 when compared to the corresponding periods in 1999. These increases result primarily from an increase in the Company's hotel revenues.

         Mortgage interest expense decreased $186,000 for the three months and $194,000 for the six months ended June 30, 2000 compared to the corresponding 1999 periods, due to continuing mortgage amortization which approximated $5.3 million during the last 12 months.

         Depreciation expense associated with rental properties decreased $123,000 or 8.9% for the three months ended June 30, 2000 and $192,000 or 7.0% for the six months ended June 30, 2000 compared to the same periods in 1999. These decreases are primarily due to reduced depreciation expense associated with properties sold in 2000 and 1999.

         Operating expenses associated with the management of real properties decreased $24,000 for the current quarter and $312,000 for the first six months of 2000 compared to the corresponding periods in 1999. These decreases are principally due to increased expenses in 1999 associated with the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS

         The  Company's   engineered   products   segment  includes  Metex  Mfg.
Corporation ("Metex") and AFP Transformers, LLC ("AFP Transformers"). The operating results of the engineered products segment are as follows:

                                 Three Months       Six Months
(In Thousands)                   Ended June 30,     Ended June 30,
                                 --------------     --------------

                                 2000      1999     2000      1999
                                 ----      ----     ----      ----

Net Sales                       $9,091   $ 7,912   $17,288   $15,565
                                ======   =======   =======   =======

Cost of Sales                   $6,479   $ 5,478   $12,486   $11,138
                                ======   =======   =======   =======

Selling, General and
      Administrative Expenses   $1,781   $ 1,749   $ 3,528   $ 3,455
                                ======   =======   =======   =======

Income from Operations          $  831   $   685   $ 1,274   $   972
                                ======   =======   =======   =======


         Net sales of the engineered products segment increased $1.2 million or 14.9% for the three month period ended June 30, 2000 and $1.7 million or 11.0% for the six month period ended June 30, 2000 compared to the same periods in 1999. These increases are primarily the result of higher sales in the engineered products and European automotive markets at Metex' Technical Products Division and higher sales generated by AFP Transformers.

         Cost of sales as a percentage of sales increased approximately 2.0% and less than 1.0% for the three and six months ended June 30, 2000 respectively, compared to the corresponding periods in 1999 principally due to the mix of products sold.

         Selling, general and administrative expenses of the engineered products segment increased $32,000 or 1.8% during the current quarter and $73,000 or 2.1% for the first six months of 2000 versus the comparable 1999 periods. These increases are primarily due to additional selling costs associated with the higher sales volume noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not associated with the manufacturing operations decreased by $49,000 or 7.2% and $290,000 or 19.3% respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. These decreases are principally due to a reduction in professional fees.

OTHER INCOME AND EXPENSE, NET

         The components of other income and expense, net in the accompanying Consolidated Statements of Income are as follows:

                                                  Three Months        Six Months
     (In Thousands)                               Ended June 30,     Ended June 30,
                                                  --------------     --------------
                                                  2000     1999      2000       1999
                                                  ----     ----      ----       ----

Gain on sale of real estate assets              $   878    $   835   $ 3,544    $ 3,957

Gain from equity investments                          0          0         0        838

Gain on sale of available-for-sale securities     1,619          0     1,643          0

Other                                               (15)       348       (23)       389
                                                -------    -------   -------    -------

                                                $ 2,482    $ 1,183   $ 5,164    $ 5,184
                                                =======    =======   =======    =======


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's cash and marketable securities were $49.9 million and working capital was approximately $41.0 million. Management continues to believe the real estate market is overvalued and accordingly recent acquisitions have been limited to those select properties that meet the Company's stringent financial requirements. Management believes the available working capital along with the $60.0 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility and the sale of select assets, all obligations will be satisfied as they come due.

         The Company's portfolio of available-for-sale securities had a fair market value of approximately $36.8 million at June 30, 2000, reflecting pretax unrealized holding gains of approximately $6.6 million. Included in marketable securities at June 30, 2000 was $23.6 million of common stock in a publicly traded company which represents approximately 5.6% of such company's outstanding shares. In April 2000, the Company purchased 1,245,000 shares of this company's common stock. The Company's Chairman of the Board, Chief Executive Officer and President is Chairman, President and a director of this company and another Director of the Company is also a director of this company.

         Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60.0 million revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks participates in the Term Loan.

         Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10.0 million or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0%, and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At June 30, 2000, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at June 30, 2000. The credit agreement also contains provisions, which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At June 30, 2000, there were no amounts outstanding under the Revolver.

         The Term Loan bears interest at 90 day LIBOR plus 1.4% and is payable in quarterly principal installments of $175,000, with the final payment due on September 30, 2002. At June 30, 2000, there was approximately $1.6 million outstanding on the Term Loan.

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

         In October 1999, the Company purchased and retired approximately 278,000 shares in connection with its "Dutch Auction" self-tender offer. As a result of this repurchase the Company's additional paid-in capital was reduced to zero and the Company's retained earnings was reduced by approximately $4.1 million. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value. During the first six months of 2000 the Company purchased and retired 5,000 shares for approximately $60,000.

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

BUSINESS TRENDS

         Total revenues of the Company were $31.2 million for the first half of 2000, an increase of $2.3 million or 7.9% from the comparable 1999 period principally due to a $1.7 million increase in net sales from the engineered products segment and an increase in rental revenues of $557,000 from real estate operations. Net income during this period was $7.5 million or $1.58 per basic share compared to net income of $6.2 million or $1.22 per basic share for the same period in 1999.

         The results of the Company's real estate operations reflect a 4.2% increase in revenues for the first six months of 2000. Operating income from this segment increased $1.3 million or 22.6% over the prior year period principally due to increased rental revenues, reduced interest expense resulting from continued mortgage amortization and a reduction in real estate operating expenses. Lower depreciation expense associated with properties sold in 2000 and 1999 also contributed favorably to this segment's operating results.

         Operating profit from the engineered products segment increased $302,000 or 31.1% compared to the corresponding 1999 period primarily due to an 11.1% increase in net sales. This increase is the result of increased sales in the engineered products and European automotive markets at Metex' Technical Products Division as well as higher sales generated by AFP Transformers. Management remains committed to growing these businesses and has continued to aggressively pursue new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2000, the Company held its Annual Meeting of Stockholders, whereby the stockholders elected Directors and approved a proposal to amend the Company's 1988 Incentive Stock Option Plan. The vote on such matters was as follows:

1.       ELECTION OF DIRECTORS:

                                          For              Withheld
                                          ---              --------
              A.F. Petrocelli           4,390,777            9,515
              Howard M. Lorber          4,390,777            9,515
              Anthony J. Miceli         4,390,777            9,515
              Arnold S. Penner          4,390,777            9,515

2.       APPROVAL OF AMENDMENTS TO THE 1988 INCENTIVE STOCK OPTION PLAN:

         To adopt amendments to the plan which (i) provide for the grant of non-qualified stock options under the plan, (ii) enable the holders of 10% or more of the total combined voting power of the Company to receive non-qualified options under the plan at fair market value with a term of ten years and (iii) provide for the grant of options under the plan to non-employees.

              For               Against          Abstain       Note Voted
              ---               -------          -------       ----------
            3,881,456            51,819           8,519         458,498

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.  Financial Data Schedule
         (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED CAPITAL CORP.

Dated:  August 10, 2000         By: /s/Anthony J. Miceli
                                    ------------------------
                                    Anthony J. Miceli
                                    Vice President, Chief Financial Officer
                                    and Secretary of the Company