Form 10-Q
period 2000-09-30
UNITED CAPITAL CORP /DE/
filed 2000-11-13
CIK 65358

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ending             September 30, 2000
                               ------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________ to __________________________

    Commission File Number:  1-10104
                           ----------------------------------------------------

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

            Common stock, $.10 par value 4,730,915 shares outstanding
                            as of November 10, 2000.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----



ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as
              of September 30, 2000 and December 31, 1999                     3

              Consolidated Statements of Income for the
              Three Months Ended September 30, 2000 and 1999                  4

              Consolidated Statements of Income for the
              Nine Months Ended September 30, 2000 and 1999                   5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999               6 - 7

              Notes to Consolidated Financial Statements                 8 - 13

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             13 - 18


                            PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                               18

SIGNATURES                                                                   18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (In Thousands)

                                                             2000        1999
                                                          ---------   ---------
Assets

Current assets:
     Cash and cash equivalents                            $ 15,813   $ 13,575
     Marketable securities                                  38,816     27,296
     Notes and accounts receivable, net                      9,729      5,626
     Inventories                                             4,986      4,207
     Prepaid expenses and other current assets                 434        254
                                                          --------   --------
         Total current assets                               69,778     50,958
                                                          --------   --------

Property, plant and equipment, net                           4,678      5,077
Real property held for rental, net                          58,359     66,939
Noncurrent notes receivable                                    247        270
Other assets                                                11,151     10,488
                                                          --------   --------
         Total assets                                     $144,213   $133,732
                                                          ========   ========
Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                 $  5,633   $  5,990
     Borrowings under credit facilities                        700        700
     Accounts payable and accrued liabilities                9,929      9,835
     Income taxes payable                                    6,562      5,000
     Deferred income taxes                                     232      1,019
                                                          --------   --------
         Total current liabilities                          23,056     22,544
                                                          --------   --------

Borrowings under credit facilities                             700      1,225
Long-term debt                                              23,046     27,316
Other long-term liabilities                                 26,893     22,917
Deferred income taxes                                          941        674
                                                          --------   --------
         Total liabilities                                  74,636     74,676
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
     Common stock                                              473        474
     Retained earnings                                      66,785     54,671
     Accumulated other comprehensive income, net of tax      2,319      3,911
                                                          --------   --------
         Total stockholders' equity                         69,577     59,056
                                                          --------   --------
         Total liabilities and stockholders' equity       $144,213   $133,732
                                                          ========   ========


       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                              2000       1999
                                                            -------    --------
Revenues:
     Net sales                                             $  8,354    $  7,458
     Rental revenues from real estate operations              7,235       6,881
                                                           --------    --------
                 Total revenues                              15,589      14,339
                                                           --------    --------

Costs and expenses:
     Cost of sales                                            5,967       5,246
     Real estate operations:
         Mortgage interest expense                              539         644
         Depreciation expense                                 1,250       1,314
         Other operating expenses                             1,918       1,654
     General and administrative expenses                      1,443       1,419
     Selling expenses                                           981         966
                                                           --------    --------
                 Total costs and expenses                    12,098      11,243
                                                           --------    --------
     Operating income                                         3,491       3,096
                                                           --------    --------

Other income (expense):
     Interest and dividend income                               508         625
     Interest expense                                          (130)       (146)
     Other income and expense, net                            3,813       1,466
                                                           --------    --------
                 Total other income                           4,191       1,945
                                                           --------    --------

     Income before income taxes                               7,682       5,041

     Provision for income taxes                               3,010       2,125
                                                           --------    --------
     Net income                                            $  4,672    $  2,916
                                                           ========    ========
     Earnings per share:
         Basic                                             $    .99    $    .58
                                                           ========    ========
         Diluted                                           $    .97    $    .58
                                                           ========    ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                              2000       1999
                                                           ---------   --------

Revenues:
     Net sales                                             $ 25,642    $ 23,023
     Rental revenues from real estate operations             21,115      20,204
                                                           --------    --------
                 Total revenues                              46,757      43,227
                                                           --------    --------

Costs and expenses:
     Cost of sales                                           18,453      16,384
     Real estate operations:
         Mortgage interest expense                            1,701       2,000
         Depreciation expense                                 3,805       4,061
         Other operating expenses                             5,267       5,315
     General and administrative expenses                      4,161       4,395
     Selling expenses                                         3,006       2,950
                                                           --------    --------
                 Total costs and expenses                    36,393      35,105
                                                           --------    --------

     Operating income                                        10,364       8,122
                                                           --------    --------
Other income (expense):
     Interest and dividend income                             1,676       1,390
     Interest expense                                          (443)       (474)
     Other income and expense, net                            8,977       6,650
                                                           --------    --------
                 Total other income                          10,210       7,566
                                                           --------    --------

     Income before income taxes                              20,574      15,688

     Provision for income taxes                               8,400       6,610
                                                           --------    --------
     Net income                                            $ 12,174    $  9,078
                                                           ========    ========

     Earnings per share:
         Basic                                             $   2.57    $   1.80
                                                           ========    ========
         Diluted                                           $   2.56    $   1.79
                                                           ========    ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                         2000       1999
                                                                                      --------    --------

Cash flows from operating activities:
     Net income                                                                       $ 12,174    $  9,078
                                                                                      --------    --------
     Adjustments to  reconcile  net income
      to net cash  provided  by  operating activities:
              Depreciation and amortization                                              4,819       4,937
              Gain on sale of real estate assets                                        (4,451)     (5,296)
              Gain on sale of available-for-sale securities                             (4,513)          0
              Gain from equity investments                                                (744)     (1,479)
              Purchase of trading securities                                                 0        (700)
              Proceeds from sale of trading securities                                       0         844
              Gain on sale of trading securities                                             0        (144)
              Changes in assets and liabilities  (A)                                     1,426       9,373
                                                                                      --------    --------

                       Total adjustments                                                (3,463)      7,535
                                                                                      --------    --------

                       Net cash provided by operating activities                         8,711      16,613
                                                                                      --------    --------

Cash flows from investing activities:
     Acquisition of real estate assets                                                    (690)       (510)
     Proceeds from sale of real estate assets                                            8,957       7,244
     Purchase of available-for-sale securities                                         (24,170)     (5,505)
     Proceeds from sale of available-for-sale securities                                14,712           0
     Acquisition of property, plant and equipment                                         (607)     (1,154)
     Investments in and advances to affiliates                                             537         585
     Proceeds from sale of equity investments                                                0       1,300
                                                                                      --------    --------

                       Net cash (used in) provided by investing activities              (1,261)      1,960
                                                                                      --------    --------

Cash flows from financing activities:
     Principal payments on mortgage commitments, notes
         and loans                                                                      (4,627)     (4,578)
     Proceeds from mortgage commitments, notes and loans                                     0       6,560
     Net repayments under credit facilities                                               (525)     (1,050)
     Purchase and retirement of common shares                                              (60)     (2,943)
     Proceeds from the exercise of stock options                                             0         142
                                                                                      --------    --------

                       Net cash used in financing activities                            (5,212)     (1,869)
                                                                                      --------    --------

Net increase in cash and cash equivalents                                                2,238      16,704

Cash and cash equivalents, beginning of period                                          13,575       8,154
                                                                                      --------    --------

Cash and cash equivalents, end of period                                              $ 15,813    $ 24,858
                                                                                      ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONTINUED)
                                   (UNAUDITED)
                                 (In Thousands)


Supplemental Schedule of Noncash Investing and Financing Activities:
         See Notes to Consolidated Financial Statements


(A) Changes in assets and liabilities for the nine months ended September 30, 2000 and 1999 are as follows:


                                                            2000        1999
                                                        ----------    --------

        Notes and accounts receivable, net               ($4,103)     $1,561
        Inventories                                         (779)        340
        Prepaid expenses and other current assets           (180)       (183)
        Deferred income taxes                                338       1,464
        Noncurrent notes receivable                           22          12
        Other assets                                        (517)      2,791
        Accounts payable and accrued liabilities              94      (1,322)
        Income taxes payable                               1,562       2,554
        Other long-term liabilities                        4,989       2,156
                                                        --------     -------

                      Total                               $1,426      $9,373
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

MARKETABLE SECURITIES

         The aggregate market value of marketable securities, which are all classified as available-for-sale, was $38,816 and $27,296 at September 30, 2000 and December 31, 1999, respectively, while accumulated unrealized holding gains were $2,319 and $3,911 on a net of tax basis, respectively. Marketable securities consist of the following:

                                       September 30, 2000     December 31, 1999
                                       ------------------     -----------------

Available-for-sale securities:
Corporate equities                         $38,816                  $21,685
Corporate debts                                  0                    5,611
                                           -------                  -------
                                           $38,816                  $27,296
                                           =======                  =======

Proceeds received from the sale of available-for-sale and trading securities and the resulting gross realized gains included in the determination of net income are as follows:


                                                Three Months                   Nine Months
                                             Ended September 30,            Ended September 30,
                                             -------------------            -------------------

                                            2000             1999             2000          1999
                                           ------           ------           ------        ------

Available-for-sale securities:

       Proceeds                            $7,013              $0            $14,712           $0
                                       =============      ==========     ============       ========

       Realized gains                      $2,870              $0             $4,513           $0
                                       =============      ==========     ============       ========

Trading securities:

       Proceeds                                $0            $844                 $0         $844
                                       =============      ==========     ============       ========

       Realized gains                          $0            $144                 $0         $144
                                       =============      ==========     ============       ========

INVENTORIES

         The components of inventory are as follows:

                                     September 30, 2000   December 31, 1999
                                     ------------------   -----------------

              Raw materials               $2,816             $2,369
              Work in process                471                334
              Finished goods               1,699              1,504
                                        --------            -------
                                          $4,986             $4,207
                                        ========            =======

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

         Although the Company believed that it was entitled to full defense and indemnification with respect to environmental investigation and remediation costs under its insurance policies, the Company's insurers denied such coverage. Accordingly, the Company filed an action against certain insurance carriers seeking full defense and indemnification with respect to all prior and future costs incurred in the investigation and remediation of these sites. Settlements have been reached with all carriers in this matter.

         In the opinion of management, amounts recovered from its insurance carriers should be sufficient to address these matters and amounts needed in excess, if any, will be paid gradually over a period of years. Accordingly, the environmental remediation should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.

         In 1998, the Company acquired a property subject to certain contingent liabilities which were estimated and capitalized at the time of acquisition. During 2000, these liabilities were resolved for approximately $1.0 million less than originally estimated. As a result, real property held for rental and other long-term liabilities were reduced accordingly.

         The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters are expected to result in a judgment having a material adverse effect on the Company's consolidated financial position or results of operations.

EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months         Nine Months
(Share Data in Thousands)                                 Ended September 30,  Ended September 30,
                                                          -------------------  -------------------

                                                           2000      1999      2000      1999
                                                          ------   --------  -------   --------

Numerator:
     Net income                                           $4,672   $ 2,916   $12,174   $ 9,078
                                                          ======   =======   =======   =======
Denominator:
     Denominator for basic earnings per
         share--weighted-average shares                    4,731     5,014     4,733     5,040
Effect of dilutive securities:
     Employee stock options                                   64        49        22        33
                                                          ------   -------   ------   --------
     Denominator for diluted earnings per
         share--adjusted weighted-average shares
         and assumed conversions                           4,795     5,063     4,755     5,073
                                                          ======   =======   =======   =======

Basic earnings per share                                  $  .99   $   .58   $  2.57   $  1.80
                                                          ======   =======   =======   =======

Diluted earnings per share                                $  .97   $   .58   $  2.56   $  1.79
                                                          ======   =======   =======   =======

COMPREHENSIVE INCOME

         The Company's comprehensive income consists of net income and changes in net unrealized gain from investments in available-for-sale securities. The components of comprehensive income are as follows:

                                                      Three Months           Nine Months
                                                   Ended September 30,    Ended September 30,
                                                   -------------------    -------------------

                                                     2000       1999        2000         1999
                                                    ------     ------     -------     --------

Net income                                          $4,672     $2,916     $12,174      $9,078

Other comprehensive income, net of tax:
     Change in net unrealized gain on
     available-for-sale securities                  (3,830)    (2,616)    (4,525)      (1,841)

Reclassification adjustment for realized gains
     included in net income                          1,865         94      2,933           94
                                                   -------     ------    -------       ------

Comprehensive income                                $2,707       $394    $10,582       $7,331
                                                   =======     ======    =======       ======

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

         Operating results of the Company's business segments are as follows:

                                                                Three Months           Nine Months
                                                             Ended September 30,    Ended September 30,
                                                             -------------------    -------------------

                                                                2000       1999        2000       1999
                                                             --------    --------    ------       ----
Net revenues and sales:
     Real estate investment and management                   $  7,235    $  6,881    $ 21,115    $ 20,204
     Engineered products                                        8,354       7,458      25,642      23,023
                                                             --------    --------    --------    --------

                                                             $ 15,589    $ 14,339    $ 46,757    $ 43,227
                                                             ========    ========    ========    ========

Operating income:
     Real estate investment and management                   $  3,528    $  3,269    $ 10,342    $  8,828
     Engineered products                                          581         487       1,855       1,459
                                                             --------    --------    --------    --------
                                                                4,109       3,756      12,197      10,287

     General corporate expenses                                  (618)       (660)     (1,833)     (2,165)
     Other income, net                                          4,191       1,945      10,210       7,566
                                                             --------    --------    --------    --------
                Income before income taxes                   $  7,682    $  5,041    $ 20,574    $ 15,688
                                                             ========    ========    ========    ========


                                                September 30, 2000       December 31, 1999
                                                ------------------       -----------------
Identifiable assets:
   Real estate investment and management            $131,172                 $122,112
   Engineered products                                13,041                   11,620
                                                ------------------       -----------------
                                                    $144,213                 $133,732
                                                ==================       =================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues for the three month period ended September 30, 2000 were $15.6 million, an increase of approximately $1.3 million or 8.7% from comparable 1999 revenues. Operating income during this period was $3.5 million versus $3.1 million for the comparable 1999 period, an increase of $395,000 or 12.8%. Other income for the quarter ended September 30, 2000 increased approximately $2.3 million compared to the corresponding quarter in 1999, primarily due to gains on the sale of marketable securities. Net income for the third quarter was $4.7 million or $.99 per basic share compared to net income of $2.9 million or $.58 per basic share for the same period in 1999, a 70.7% increase in earnings per basic share over the prior year.

         Total revenues for the first nine months of 2000 were $46.8 million, resulting in operating income of $10.4 million, versus revenues of $43.2 million and operating income of $8.1 million during the comparable 1999 period. Net income for the nine month period was $12.2 million or $2.57 per basic share in 2000 versus $9.1 million or $1.80 per basic share in 1999, an increase of 42.8% in basic earnings per share.

REAL ESTATE OPERATIONS

         Rental revenues from real estate operations increased by $354,000 or 5.1% for the three months and $911,000 or 4.5% for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. These increases result primarily from an increase in the Company's hotel revenues.

         Mortgage interest expense decreased $105,000 for the three months and $299,000 for the nine months ended September 30, 2000 compared to the corresponding 1999 periods, due to continuing mortgage amortization which approximated $5.4 million during the last 12 months.

         Depreciation expense associated with rental properties decreased $64,000 or 4.9% for the three months ended September 30, 2000 and $256,000 or 6.3% for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. These decreases are primarily due to reduced depreciation expense associated with properties sold in 2000 and 1999.

         Operating expenses associated with the management of real properties increased $264,000 for the current quarter and decreased $48,000 for the first nine months of 2000 compared to the corresponding periods in 1999. The increase for the current quarter is primarily the result of higher hotel operating costs associated with the increase in hotel revenues. The decrease for the nine month period is principally due to increased expenses in 1999 associated with the maintenance of properties acquired in 1998.

ENGINEERED PRODUCTS

         The  Company's   engineered   products   segment  includes  Metex  Mfg.
Corporation ("Metex") and AFP Transformers, LLC ("AFP Transformers"). The operating results of the engineered products segment are as follows:

                                  Three Months          Nine Months
         (In Thousands)        Ended September 30,  Ended September 30,
                               -------------------  -------------------

                                 2000      1999     2000      1999
                                ------   -------   -------   -------

Net Sales                       $8,354   $ 7,458   $25,642   $23,023
                                ======   =======   =======   =======

Cost of Sales                   $5,967   $ 5,246   $18,453   $16,384
                                ======   =======   =======   =======

Selling, General and
      Administrative Expenses   $1,806   $ 1,725   $ 5,334   $ 5,180
                                ======   =======   =======   =======

Income from Operations          $  581   $   487   $ 1,855   $ 1,459
                                ======   =======   =======   =======

         Net sales of the engineered products segment increased $896,000 or 12.0% for the three month period ended September 30, 2000 and $2.6 million or 11.4% for the nine month period ended September 30, 2000 compared to the same periods in 1999. These increases are primarily the result of higher sales of transformer products and increased sales in the European automotive and engineered products markets for knitted wire products.

         Cost of sales as a percentage of sales increased approximately 1.1% and less than 1.0% for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999, principally due to the mix of products sold.

         Selling, general and administrative expenses of the engineered products segment increased $81,000 or 4.7% during the current quarter and $154,000 or 3.0% for the first nine months of 2000 versus the comparable 1999 periods. These increases are due to an increase in professional expenses as well as additional selling costs associated with the higher sales volume noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not associated with the manufacturing operations decreased by $42,000 or 6.4% and $332,000 or 15.3% respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. These decreases are principally due to a reduction in professional fees.

OTHER INCOME AND EXPENSE, NET

         The components of other income and expense, net in the accompanying Consolidated Statements of Income are as follows:

                                                   Three Months         Nine Months
     (In Thousands)                             Ended September 30,  Ended September 30,
                                                -------------------  -------------------
                                                   2000     1999       2000      1999
                                                -------   -------    --------  --------

Gain on sale of real estate assets              $   907   $ 1,339    $ 4,451   $ 5,296

Gain from equity investments                          0         0          0       838

Gain on sale of available-for-sale securities     2,870         0      4,513         0

Gain on sale of trading securities                    0       144          0       144

Other                                                36       (17)        13       372
                                                -------   -------    -------   -------
                                                $ 3,813   $ 1,466    $ 8,977   $ 6,650
                                                =======   =======    =======   =======


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company's cash and marketable securities were $54.6 million and working capital was approximately $46.7 million. Recent acquisitions have been limited to those select properties that meet the Company's stringent financial requirements. Management believes the available working capital along with the $60.0 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available. The current liabilities of the Company have historically exceeded its current assets principally due to the financing of the purchase of long-term assets utilizing short-term borrowings and from the classification of current mortgage obligations without the corresponding current asset for such properties. Future financial statements may reflect current liabilities in excess of current assets. Management is confident that through cash flow generated from operations, together with borrowings available under the revolving credit facility and the sale of select assets, all obligations will be satisfied as they come due.

         The Company's portfolio of available-for-sale securities had a fair market value of approximately $38.8 million at September 30, 2000, reflecting pretax unrealized holding gains of approximately $3.6 million. Included in marketable securities at September 30, 2000 was $25.3 million of common stock of a publicly-traded company, which represents approximately 5.6% of such company's outstanding common stock. The Company's Chairman of the Board, Chief Executive Officer and President is Chairman, President and a director of this company and another Director of the Company is also a director of this company.

         Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60.0 million revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks participates in the Term Loan.

         Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10.0 million or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0%, and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At September 30, 2000, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at September 30, 2000. The credit agreement also contains provisions, which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At September 30, 2000, there were no amounts outstanding under the Revolver.

         The Term Loan bears interest at 90 day LIBOR plus 1.4% and is payable in quarterly principal installments of $175,000, maturing on September 30, 2002. At September 30, 2000, there was approximately $1.4 million outstanding on the Term Loan.

         The Company has an interest-rate swap agreement (the "Swap") to effectively convert its floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense. Under the Swap, the Company agreed to exchange with the counterparty (a commercial bank) the difference between the fixed and floating rate interest amounts. The differential to be paid or received on the Swap is recognized over the term of the Swap as an adjustment to interest expense. The fair value of the Swap is not recognized in the financial statements.

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

         In October  1999,  the  Company  purchased  and  retired  approximately
278,000 shares of Common Stock in connection with its "Dutch Auction" self-tender offer. As a result of this repurchase, the Company's additional paid-in capital was reduced to zero and the Company's retained earnings was reduced by approximately $4.1 million. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value. During the first nine months of 2000, the Company purchased and retired 5,000 shares for approximately $60,000.

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

BUSINESS TRENDS

         Total revenues of the Company were $46.8 million for the first nine months of 2000, an increase of $3.5 million or 8.2% from the comparable 1999 period. Operating income during this period was $10.4 million, versus $8.1 million for the comparable 1999 period, an increase of $2.3 million or 27.6%. Net income for the nine months ended September 30, 2000 was $12.2 million or $2.57 per basic share compared to net income of $9.1 million or $1.80 per basic share for the same period in 1999.

         The results of the Company's real estate operations reflect a 4.5% increase in revenues for the first nine months of 2000. Operating income from this segment increased $1.5 million or 17.1% over the prior year period principally due to increased rental revenues, reduced interest expense resulting from continued mortgage amortization and lower depreciation expense associated with properties sold in 2000 and 1999.

         Operating profit from the engineered products segment increased $396,000 or 27.1% compared to the corresponding 1999 period primarily due to an 11.4% increase in net sales. This increase is the result of higher sales of transformer products as well as increased sales in the European automotive and engineered products markets for knitted wire products. Management remains committed to growing these businesses and has continued to pursue new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

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

                                    UNITED CAPITAL CORP.

Dated:  November 10, 2000           By: /s/ Anthony J. Miceli
                                        ------------------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Company