Form 10-K
period 2000-12-31
UNITED CAPITAL CORP /DE/
filed 2001-03-27
CIK 65358

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 2000
                              -----------------
                                       or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                              ----------  ---------

Commission file number               1-10104
                      -------------------------------------


                              UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)


            Delaware                                          04-2294493
-------------------------------                        -------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                       Identification Number)

  9 Park Place, Great Neck, New York                             11021
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip code)

Company's telephone number, including area code:      (516) 466-6464
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
-------------------------------------  -----------------------------------------
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

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Company as of March 2, 2001 was approximately $21,220,000.

The number of shares of the Company's $.10 par value common stock outstanding as of March 2, 2001 was 4,704,915.

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

The majority of properties are leased to single tenants. Exclusive of a South Plainfield, New Jersey property, 96.8% of the total square footage of the Company's properties are leased as of December 31, 2000.

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

The Company also manufactures transformer products which are marketed under several brand names including AFP Transformers, Field Transformer, ISOREG and EPOXYCAST(TM) for a wide variety of industrial and research applications including machine power transformers, rectifier and inverter transformers and transformers for heating.

Sales by the engineered products segment to its largest customer (in excess of 10.0% of the segment's net sales) accounted for 15.8% and 17.0% of the segment's sales for 2000 and 1999, respectively. During 1998, sales to its three largest customers accounted for 34.7% of the segment's sales.

         Summary Financial Information
         -----------------------------

The following table sets forth the revenues, operating income and identifiable assets of each business segment of the Company for 2000, 1999 and 1998.


(In Thousands)                              2000           1999          1998
                                        -----------    -----------   -----------

Real Estate Investment and Management
-------------------------------------

Rental revenues                          $ 28,237        $ 29,202     $ 26,349
                                        ============   ===========   =========

Operating income                         $ 14,147        $ 14,079     $ 12,133
                                        ============   ===========   =========

Identifiable assets, including
  corporate assets                       $136,189        $122,112     $114,406
                                        ============   ===========   =========

Engineered Products
-------------------

Net sales                               $ 34,095        $ 30,500     $ 32,170
                                       =============   ===========   =========

Operating income                        $  2,261        $  1,855     $  3,239
                                       =============   ===========   =========

Identifiable assets                     $ 11,807        $ 11,620     $ 11,706
                                       =============   ===========   =========

         Distribution
         ------------

The Company's  manufactured products are distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

         Product Methods and Sources of Raw Materials
         --------------------------------------------

The Company's products are manufactured at its own facilities and a leased facility in Mexico. Raw materials are purchased from a wide range of suppliers of such materials. Most raw materials purchased by the Company are available from several suppliers. The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2001.

         Patents and Trademarks
         ----------------------

The Company owns several patents, patent licenses and trademarks. While the Company considers that in the aggregate its patents and trademarks used in the engineered products operations are significant to this segment, it does not believe that any of them are of such importance that the loss of one or more of them would materially affect its consolidated financial condition or results of operations.

         Employees
         ---------

At March 2, 2001, the Company employed approximately 310 persons, approximately 210 of which were covered by a collective bargaining agreement that expires in February 2004. The Company believes that its relationship with its employees is good.

         Competition
         -----------

The Company competes with at least 20 other companies in the sale of engineered products. The Company emphasizes product performance and service in connection with the sale of these products. The principal competition faced by the Company results from the sales price of the products sold by its competitors.

         Backlog
         -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $3.8 million at December 31, 2000 and $2.4 million at December 31, 1999. The increase in backlog is principally due to growth in the Company's transformer products business. It is anticipated that substantially all such 2000 backlog will be filled in 2001. Substantially all of the 1999 backlog was filled in 2000. The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

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

In the opinion of management, amounts recovered from its' insurance carriers should be sufficient to address these matters and amounts needed in excess, if any, will be paid gradually over a period of years. Accordingly, they should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

ITEM 2.  PROPERTIES

         Real Property Held for Rental
         -----------------------------

As of March 2, 2001 the Company owned 203 properties strategically located throughout the United States. The properties are primarily leased under long-term net leases. The Company's classification and gross carrying value of its properties at December 31, 2000 are as follows (Dollars in Thousands):

                                     Gross Carrying                 Number of
        Description                      Value        Percentage    Properties
        -----------                  --------------   ----------    ----------

Shopping centers and retail outlets     $68,213         52.1%          26
Commercial properties                    45,562         34.8%         125
Day-care centers and offices              8,245          6.3%          12
Hotel properties                          4,628          3.5%           2
Other                                     4,347          3.3%          39
                                     ----------       -------       -----
         Total                         $130,995        100.0%         204
                                     ==========       -------       -----

The following summarizes real property held for rental by geographic area at December 31, 2000 (Dollars in Thousands):

                                                       Gross          Number
                                                     Carrying           of
                                                       Value        Properties
                                                     ---------      -----------

         Northeast                                    $41,946         105
         Southeast                                     25,708          36
         Midwest                                       30,321          39
         Southwest                                      6,071           7
         Pacific Coast                                 23,090           8
         Pacific Northwest                                980           5
         Rocky Mountain                                 2,879           4
                                                  -----------      ------
                                                     $130,995         204
                                                  ===========      ======

         Shopping Centers and Retail Outlets
         -----------------------------------

Shopping centers and retail outlets include 19 department stores and other properties which are primarily leased under net leases. Taxes, maintenance and all other expenses of the properties are the responsibility of the tenants. The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents. The department stores include ten K-Mart stores and three Macy's stores, with a total of approximately 1.0 million, and 538,000, square feet, respectively. The K-Mart stores are primarily located in the Midwest region of the United States. The Macy's stores are located in the Pacific Coast region of the United States.

         Commercial Properties
         ---------------------

Commercial properties consist of properties leased as 63 restaurants, 20 Midas Muffler Shops, three convenience stores, eight office buildings and miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume. The 63 restaurants, located throughout the United States, include properties leased as McDonalds, Burger King, Dunkin' Donuts, Pizza Hut, Hardee's, Wendy's and Kentucky Fried Chicken.

         Day-Care Centers and Offices
         ----------------------------

The ten day-care centers and two offices are located in New York City, and leased to the City of New York. The lease at one such location has expired and the Company is currently negotiating a new long-term lease with the tenant. Although there can be no assurance that the Company will in fact enter into a lease agreement, the Company believes that with continued negotiations a new long-term lease should be forthcoming.

         Hotel Properties
         ----------------

The Company's two hotel properties are located in Georgia and California and are managed through a national hotel company with local on-site management which is responsible for all day-to-day operations of the hotels. The Board Chairman and another Director of the Company are directors of this publicly traded hotel company.

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

ITEM 3.  LEGAL PROCEEDINGS

Litigation
----------

The Company is involved in various litigation and legal matters which are being defended and handled in the ordinary course of business.

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

                                             High              Low
                                             ----              ---


2000       First quarter                    $18.38           $11.75
----       Second quarter                    13.75            11.88
           Third quarter                     17.50            13.38
           Fourth quarter                    17.00            14.00

1999       First quarter                    $18.38           $16.00
----       Second quarter                    16.75            13.00
           Third quarter                     17.13            14.00
           Fourth quarter                    19.50            17.00

As of March 2, 2001, there were approximately 420 record holders of the Company's Common Stock. The closing sales price for the Company's Common Stock on such date was $18.02. The Company has never paid any cash dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors, however in view of potential working capital needs and in order to finance future growth and as a result of certain restrictions in the Company's credit agreement, it is unlikely that the Company will pay any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto.


(In Thousands, Except Per Share Data)                  Year Ended December 31,
------------------------------------------------------------------------------------------------

                                         2000          1999        1998        1997      1996
                                       ---------    ---------    --------    -------    -------

Total revenues (1)                      $62,332      $59,702      $58,519    $60,246     $65,991
                                      =========   ==========      =======    =======     =======

Income from continuing operations       $18,278      $13,326      $10,583    $ 7,465     $ 6,634
                                      =========   ==========      =======    =======     =======

Income from continuing operations
     per basic common share (2)           $3.86        $2.68        $2.03      $1.41       $1.21
                                      =========   ==========     ========   ========    ========

Total assets                           $147,996     $133,732     $126,112   $113,353    $116,761
Total liabilities                        70,877       74,676       73,694     75,873      87,186
Stockholders' equity                     77,119       59,056       52,418     37,480      29,575
                                      =========   ==========     ========   ========    ========

Notes to Selected Consolidated Financial Data
---------------------------------------------

(1) Certain reclassifications have been reflected in the financial data to conform prior years' data to the current classifications.

(2) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For further discussion of earnings per share see
         Note 1, "Summary of Significant Accounting Policies" of Notes of Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2000 and 1999
-----------------------------------

         General
         -------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the description of the Company's business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Total revenues generated by the Company during 2000 were $62.3 million versus revenues of $59.7 million during 1999. Operating income during this period was $14.3 million versus $13.1 million in 1999, an increase of $1.2 million or 8.9%. Net income was $18.3 million or $3.86 per basic share in 2000 versus $13.3 million or $2.68 per basic share in 1999.

         Real Estate Operations
         ----------------------

Rental revenues from real estate operations during 2000 decreased $965,000 or 3.3% over those of the prior year. This decrease is primarily attributable to increased revenues in 1999 from the accounting treatment of certain property leases resulting in the recognition of non-recurring revenues in the fourth quarter. Absent this item, rental revenues increased $983,000 or 3.6% primarily from an increase in the Company's hotel revenues.

Mortgage interest expense for 2000 decreased by $388,000 as compared to such expense incurred during 1999. This decrease of 14.8% results from the continuing amortization of mortgages during the current year, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $217,000 or 4.2% from such expense incurred in the preceding year. This decrease is primarily attributable to properties sold in 2000 and 1999.

Other operating expenses associated with the management of real properties decreased approximately $428,000 or 5.9% during 2000 versus such expenses incurred in 1999. This decrease is primarily due to reduced expenses incurred for the maintenance of properties acquired in prior years.

         Engineered Products
         -------------------

The Company's engineered products segment includes Metex and AFP Transformers. The operating results of the engineered products segment for the years ended December 31, 2000 and 1999 are as follows:

    (In Thousands)                                      2000          1999
                                                       --------      --------

    Net sales                                          $34,095       $30,500
                                                       =======       =======
    Cost of sales                                      $24,738       $21,808
                                                       =======       =======
    Selling, general and administrative expenses        $7,096        $6,837
                                                       =======       =======
    Operating income                                    $2,261        $1,855
                                                       =======       =======

Net sales of the engineered products segment were $34.1 million, an 11.8% increase from prior year's revenues. This increase is primarily the result of higher sales of transformer products as well as in the engineered products and European automotive markets of knitted wire products.

Cost of sales as a percentage of net sales increased approximately 1.1% between 1999 and 2000. This increase is primarily due to the mix of products sold, primarily from the increase in transformer sales, noted above.

Selling, general and administrative expenses of the engineered products segment increased $259,000 or 3.8% during 2000, as compared to such costs in 1999. This increase is principally related to the increase in sales volume and represents a 1.6% decline as a percentage of net sales from the prior year.

         General and Administrative Expenses
         -----------------------------------

General and administrative expenses not associated with the manufacturing operations decreased approximately $695,000 or 24.4% during 2000 as compared to such expenses incurred in the preceding year. This decrease is primarily due to a reduction in professional fees.

         Other Income and Expense, Net
         -----------------------------

Other income and expense, net for 2000 increased approximately $1.5 million from $8.3 million in 1999 to $9.8 million in 2000. The increase is principally due to increased gains on the sale of marketable securities of $4.4 million offset by a $1.7 million decrease in gain on the sale of real estate assets and a $838,000 decrease in gain from equity investments resulting from the 1999 sale of a 50.0% partnership interest in a Miami Beach hotel.

Results of Operations 1999 and 1998
-----------------------------------

Total revenues generated by the Company during 1999 were $59.7 million resulting in income from continuing operations of $13.3 million, or $2.68 per basic share versus revenues of $58.5 million and income from continuing operations of $10.6 million, or $2.03 per basic share in 1998. This represents a 32.0% increase in earnings per basic share from continuing operations for 1999. In 1998, the Company sold its antenna business, resulting in a pretax gain from discontinued operations of approximately $8.6 million or $.93 per basic share on an after tax basis. Net income was $13.3 million or $2.68 per basic share in 1999 versus $15.4 million or $2.96 per basic share in 1998.

         Real Estate Operations
         ----------------------

Rental revenues from real estate operations during 1999 increased $2.9 million or 10.8% over those of 1998. This increase is primarily attributable to increased revenues from the accounting treatment of certain property leases resulting in the recognition of non-recurring revenues in the fourth quarter and also from revenues associated with properties acquired in 1998.

Mortgage interest expense for 1999 decreased by $41,000 as compared to such expense incurred during 1998. This decrease of 1.5% results from the continuing amortization of mortgages during 1999, including repayments associated with properties sold.

Depreciation expense associated with real properties held for rental decreased approximately $320,000 or 5.8% from such expense incurred in 1998. This decrease is primarily attributable to properties sold in 1999 and 1998.

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

         Engineered Products
         -------------------

The Company's engineered products segment includes Metex and AFP Transformers. The operating results of the engineered products segment for the years ended December 31, 1999 and 1998 are as follows:

      (In Thousands)                                     1999         1998
                                                       -------       ------
      Net sales                                        $30,500      $32,170
                                                       =======      =======
      Cost of sales                                    $21,808      $22,260
                                                       =======      =======
      Selling, general and administrative expenses      $6,837       $6,671
                                                       =======      =======
      Operating income                                  $1,855       $3,239
                                                       =======      =======

Net sales of the engineered products segment were $30.5 million, a 5.2% decrease from 1998's revenues. This modest decrease reflects the continued price competition within the worldwide automotive industry. Management continues to pursue new revenue opportunities including new geographical markets for its existing products and new applications for its core technologies.

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

         General and Administrative Expenses
         -----------------------------------

General and administrative expenses not associated with the manufacturing operations decreased approximately $250,000 during 1999 as compared to such expenses incurred in 1998. This decrease is primarily due to a reduction in professional fees offset by an increase in salary and salary related expenses.

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

         Liquidity and Capital Resources
         -------------------------------

At December 31, 2000, the Company's cash and marketable securities were $60.4 million and working capital was approximately $52.3 million. Management continues to believe that the real estate market is overvalued and accordingly recent acquisitions have been limited to those select properties that meet the Company's stringent financial requirements. Management believes that the available working capital along with the $60.0 million of availability on the revolving credit facility discussed below, puts it in an opportune position to fund acquisitions and grow the portfolio as attractive long-term opportunities become available.

The Company's portfolio of available-for-sale securities had a fair market value of approximately $43.3 million at December 31, 2000, reflecting pretax unrealized holding gains of approximately $6.0 million. Included in these marketable securities was approximately $29.1 million of common stock in a publicly traded company for which the Board Chairman and another Director of the Company are directors.

Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60.0 million revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks is a participant in the Term Loan.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10.0 million or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and
(iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At December 31, 2000, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 2000. The credit agreement also contains provisions which allow the banks to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At December 31, 2000, there were no amounts outstanding under the Revolver.

The Term Loan bears  interest  at 90 day LIBOR plus 1.4% (7.8% at  December  31,
2000) and is payable in quarterly installments of $175,000, with the final payment due on September 30, 2002. At December 31, 2000, there was approximately $1.2 million outstanding on the Term Loan.

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

The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these matters. Settlements have been reached with all carriers in this matter. See Note 19, "Contingencies" of Notes to Consolidated Financial Statements for further discussion on this matter.

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

Previous purchases of the Company's common stock have reduced the Company's additional paid-in capital to zero and accordingly current year purchases in excess of par value have reduced retained earnings. During 2000, the Company purchased and retired 16,000 shares of the Company's common stock for approximately $234,000. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value.

The cash needs of the Company have been satisfied from funds generated by current operations and additional borrowings. It is expected that future operational cash needs and the cash required to repurchase the Company's common stock will also be satisfied from existing cash balances, equity securities, ongoing operations and borrowings under the Revolver. The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans will come from existing funds, borrowings under the Revolver, the sale, financing and refinancing of the Company's properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

Market Risk
-----------

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Derivative financial instruments are used by the Company principally in the management of its interest rate exposure.

The primary objective of the Company's investment activities is to preserve principal and maximize yields without significantly increasing market risk. To achieve this, management maintains a portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in both common and preferred equity issues.

The Company's interest income is most sensitive to changes in the general levels of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents. The Company's available-for-sale and trading securities consist of U.S. investments in both common and preferred equity issues and are subject to the fluctuations in U.S. stock markets. Most of the Company's mortgages payable are fixed rate and self amortizing from the net cash flow of the underlying properties. The Company's Term Loan has a variable rate but is effectively hedged by an interest-rate swap agreement, whose notional amount matches the principal balance of the variable rate debt it hedges.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as the European, South American and Asian markets. As a result, the Company's operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. Most of the Company's sales are denominated in U.S. dollars. A portion of the Company's receivables are denominated in French Francs and are exposed to changes in exchange rates with the U.S. dollar. When the U.S. dollar strengthens against the French Franc, the value of the nonfunctional currency sales decreases. When the U.S. dollar weakens the functional currency amount of sales increases. Overall, the Company is a net receiver of French Francs and, as such, benefits from a weaker dollar but is adversely affected by a stronger dollar relative to the French Franc.

The Company's manufacturing operations utilize various metal commodities (principally stainless steel) in the manufacturing process. While key metals purchased from foreign entities are generally denominated in U.S. dollars, fluctuations in the suppliers' local currencies may impact materials pricing. The Company is unable to quantify the effects of such fluctuations, however, it does enter into purchase commitments for certain key metals that generally do not exceed twelve months which tend to minimize short-term currency fluctuations. The Company's financial results, however, could be significantly affected by fluctuations in metals pricing.

The following is a tabular presentation of quantitative market risks at December 31, 2000:

                                                        Principal (Notional) Amount by Expected Maturity
                                             -------------------------------------------------------------   Fair
                                                                                                    There-   Value
(Dollars in Thousands)              2001      2002       2003      2004       2005       After      Total   12/31/00
--------------------------------------------------------------------------------------------------------------------

Assets

Available-for-sale securities     $41,488   $     0    $     0    $     0    $     0    $     0    $41,488   $41,488
Trading securities                $ 1,765   $     0    $     0    $     0    $     0    $     0    $ 1,765   $ 1,765
Notes receivable                  $ 3,894   $    30    $    34    $    39    $    27    $   113    $ 4,137   $ 4,174
Average interest rate                14.0%     10.9%      10.9%      10.9%      10.1%      10.0%

Liabilities

Long-term debt, including current portion
Fixed rate                        $ 5,498   $ 5,047    $ 4,391    $ 5,866    $ 2,338    $ 4,142    $27,282   $25,500
Average interest rate                 7.3%      7.2%       7.1%       7.0%       6.9%       6.9%

Variable rate                     $   700   $   525    $     0    $     0    $     0    $     0    $ 1,225   $ 1,188
Average interest rate
     LIBOR +1.40%                     7.8%      7.8%

Interest Rate Derivative Financial Instruments Related to Variable Rate Debt

Interest rate swaps
     Pay fixed/receive variable   $   700    $  525     $    0    $     0    $     0    $     0    $ 1,225  ($     6)
     Average pay rate                 7.8%      7.8%
     Average receive rate             7.7%      7.7%

Business Trends
---------------

Total 2000 revenues were $62.3 million versus $59.7 million during 1999. Operating income during this period was $14.3 million versus $13.1 million in 1999, an increase of $1.2 million or 8.9%. Net income was $18.3 million or $3.86 per basic share in 2000 versus $13.3 million or $2.68 per basic share in 1999, representing a 44.0% increase in earnings per basic share over the prior year.

Real estate operations continue to contribute to the Company's strong financial performance. Operating income generated from this segment during 2000 was $14.1 million on revenues of $28.2 million. The long-term nature of the Company's property leases as well as continued mortgage amortization continues to provide the solid financial base for these results.

The Company's engineered products segment posted a 21.9% increase in operating profit as compared to 1999. This increase is primarily attributable to an increase in sales from this segment of $3.6 million or 11.8% over 1999 levels. These results reflect management's continued commitment to grow this segment and pursue new sales opportunities, including new geographical markets for its existing products and new applications for its core technologies.

Forward Looking Statements
--------------------------

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 14, "Exhibits, Financial Statements and Schedules and Reports on Form 8-K" and are contained in this Form 10-K, beginning on page F-1.

ITEM 9.     CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

The information required herein has been previously reported in the Company's report on Form10-K for the fiscal year ended December 31, 1999.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information will be contained in the Proxy Statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Also see Note 14, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, contained elsewhere in this report.

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

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page
                                                                            ----

            Report of Independent Auditors                                  F-1
            Consolidated  Balance  Sheets as of December 31, 2000 and 1999  F-2
            Consolidated Statements of Income for the Years                 F-3
             Ended December 31, 2000, 1999 and 1998
            Consolidated Statements of Stockholders' Equity for the Years   F-4
             Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the                   F-5
             Years Ended December 31, 2000, 1999 and 1998                to F-6
            Notes to Consolidated Financial Statements                      F-7
                                                                        to F-23
     (2)    Consolidated Financial Statement Schedules
            ------------------------------------------

            Schedule II       --  Allowance for Doubtful Accounts          F-24
            Schedule III      --  Real Property Held for Rental and        F-25
                                   Accumulated Depreciation
            Schedule IV       --  Mortgage Loans on Real Estate            F-26

     (3)    Supplementary Data
            ------------------

            Quarterly Financial Data (Unaudited)                           F-27

            Schedules not listed above are omitted as not applicable or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2000.

(c) Exhibits

         3.1. Amended and restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1993).

         3.2. By-laws of the Company (incorporated by reference to exhibit 3 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 1980).

         *10.1. 1988 Incentive and Non-Qualified Stock Option Plan of the Company, as amended.

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

         10.6. Revolving Credit Agreement dated as of December 31, 1999, with the financial parties thereto (incorporated by reference to exhibit 10.6 filed with the Company's report on Form10-K for the fiscal year ended December 31,
1999).

         10.7 Letter dated October 4, 1999 from Arthur Andersen LLP related to the change in certifying accountants (incorporated by reference to exhibit 16 filed with the Company's report on Form 8-K dated October 4, 1999).

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


                                             UNITED CAPITAL CORP.


Dated:  March 2, 2001                      By: /s/ A.F. Petrocelli
        -------------                          --------------------------------
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

Dated:  March 2, 2001                      By: /s/ A.F. Petrocelli
        -------------                          --------------------------------
                                               A. F. Petrocelli
                                               Chairman, President and
                                               Chief Executive Officer

Dated:  March 2, 2001                      By: /s/ Howard M. Lorber
        -------------                          --------------------------------
                                               Howard M. Lorber
                                               Director

Dated:  March 2, 2001                      By: /s/ Anthony J. Miceli
        -------------                          --------------------------------
                                               Anthony J. Miceli
                                               Chief Financial Officer,
                                               Chief Accountant, Secretary and
                                               Director

Dated:  March 2, 2001                      By: /s/ Arnold S. Penner
        -------------                          --------------------------------
                                               Arnold S. Penner
                                               Director

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
and Stockholders of
United Capital Corp. :


We have audited the accompanying consolidated balance sheets of United Capital Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                       ERNST & YOUNG LLP


New York, New York
February 14, 2001

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                      (In Thousands, Except Per Share Data)

                                                                         2000         1999
                                                                         ----         ----

Assets

Current assets:
     Cash and cash equivalents                                         $ 17,134   $ 13,575
     Marketable securities                                               43,253     27,296
     Notes and accounts receivable, net of allowance for doubtful
       accounts of $328 and  $390, respectively                           9,057      5,626
     Inventories                                                          4,613      4,207
     Prepaid expenses and other current assets                              652        254
                                                                       --------   --------

         Total current assets                                            74,709     50,958
                                                                       --------   --------

Property, plant and equipment, net                                        4,557      5,077
Real property held for rental, net                                       57,133     66,939
Noncurrent notes receivable                                                 243        270
Other assets                                                             11,354     10,488
                                                                       --------   --------

         Total assets                                                  $147,996   $133,732
                                                                       ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                              $  5,498   $  5,990
     Borrowings under credit facilities                                     700        700
     Accounts payable and accrued liabilities                             9,193      9,835
     Income taxes payable                                                 6,093      5,000
     Deferred income taxes                                                  954      1,019
                                                                       --------   --------

         Total current liabilities                                       22,438     22,544
                                                                       --------   --------

Borrowings under credit facilities                                          525      1,225
Long-term debt                                                           21,784     27,316
Other long-term liabilities                                              24,961     22,917
Deferred income taxes                                                     1,169        674
                                                                       --------   --------

         Total liabilities                                               70,877     74,676
                                                                       --------   --------

Commitments and contingencies

Stockholders' equity:
     Common stock $.10 par value, authorized 7,500 shares;
         issued and outstanding 4,720 and 4,736 shares, respectively        472        474
     Retained earnings                                                   72,717     54,671
     Accumulated other comprehensive income, net of tax                   3,930      3,911
                                                                       --------   --------

         Total stockholders' equity                                      77,119     59,056
                                                                       --------   --------

         Total liabilities and stockholders' equity                    $147,996   $133,732
                                                                       ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (In Thousands, Except Per Share Data)

                                                              2000       1999        1998
                                                              ----       ----        ----
Revenues:
     Net sales                                             $ 34,095    $ 30,500    $ 32,170
     Rental revenues from real estate operations             28,237      29,202      26,349
                                                           --------    --------    --------

                                Total revenues               62,332      59,702      58,519
                                                           --------    --------    --------

Costs and expenses:
     Cost of sales                                           24,738      21,808      22,260
     Real estate operations:
         Mortgage interest expense                            2,232       2,620       2,661
         Depreciation expense                                 4,993       5,210       5,530
         Other operating expenses                             6,865       7,293       6,025
     General and administrative expenses                      5,295       5,810       6,057
     Selling expenses                                         3,954       3,875       3,712
                                                           --------    --------    --------

                                Total costs and expenses     48,077      46,616      46,245
                                                           --------    --------    --------

                                Operating income             14,255      13,086      12,274
                                                           --------    --------    --------

Other income (expense):
     Interest and dividend income                             2,230       1,886       1,961
     Interest expense                                          (564)       (614)       (962)
     Other income and expense, net                            9,797       8,266       5,035
                                                           --------    --------    --------

                                Total other income           11,463       9,538       6,034
                                                           --------    --------    --------

     Income from continuing operations before
         income taxes                                        25,718      22,624      18,308

     Provision for income taxes                               7,440       9,298       7,725
                                                           --------    --------    --------

     Income from continuing operations                       18,278      13,326      10,583
                                                           --------    --------    --------

Discontinued operations:
     Gain on disposal of discontinued operations, net
         of tax provision of $3,700                               0           0       4,849
                                                           --------    --------    --------

     Net income                                            $ 18,278    $ 13,326    $ 15,432
                                                           ========    ========    ========

Basic earnings per common share:
     Income from continuing operations                     $   3.86    $   2.68    $   2.03
     Discontinued operations                                    .00         .00         .93
                                                           --------    --------    --------

     Net income per common share                           $   3.86    $   2.68    $   2.96
                                                           ========    ========    ========

Diluted earnings per common share:
     Income from continuing operations                     $   3.83    $   2.66    $   2.00
     Discontinued operations                                    .00         .00         .92
                                                           --------    --------    --------

     Net income per common share assuming dilution         $   3.83    $   2.66    $   2.92
                                                           ========    ========    ========

            The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In Thousands)


                                                                                          Accumulated
                                                                                             Other
                                              Common Stock Issued   Additional            Comprehensive    Total
                                              -------------------    Paid-in    Retained     Income,    Stockholders' Comprehensive
                                              Shares       Amount    Capital    Earnings    Net of Tax     Equity        Income
                                              ------       ------   ---------- ----------  ------------ ------------- -------------


Balance - January 1, 1998                      5,286    $    528    $  6,819    $ 29,997    $    136   $ 37,480

Purchase and retirement of common shares        (189)        (18)     (3,846)          0           0     (3,864)
Proceeds from the exercise of stock options       51           5         563           0           0        568
Net income                                         0           0           0      15,432           0     15,432         $ 15,432
Other comprehensive income, net of tax:
  Change in net unrealized gain on
  available-for-sale securities,
  net of tax provision of $1,444                   0           0           0           0       2,802      2,802            2,802
                                                                                                                        --------
Comprehensive income                                                                                                    $ 18,234
                                             -------    --------    --------    --------    --------   --------         ========

Balance - December 31, 1998                    5,148         515       3,536      45,429       2,938     52,418
                                             -------    --------    --------    --------   --------    --------

Purchase and retirement of common shares        (441)        (44)     (3,675)     (4,084)          0     (7,803)
Proceeds from the exercise of stock options       29           3         139           0           0        142
Net income                                         0           0           0      13,326           0     13,326         $ 13,326
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $593                    0           0           0           0         973        973              973
                                                                                                                        --------
Comprehensive income                                                                                                    $ 14,299
                                             -------    --------    --------    --------    --------   --------         ========

Balance - December 31, 1999                    4,736         474           0      54,671       3,911     59,056
                                             -------    --------    --------    --------   --------    --------

Purchase and retirement of common shares         (16)         (2)          0        (232)          0       (234)
Net income                                         0           0           0      18,278           0     18,278         $ 18,278
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $10                     0           0           0           0          19         19               19
                                                                                                                        --------
Comprehensive income                                                                                                    $ 18,297
                                             -------    --------    --------    --------    --------   --------         ========

Balance - December 31, 2000                    4,720    $    472    $      0    $ 72,717    $  3,930   $ 77,119
                                             =======    ========    ========    ========   ========    ========

The accompanying Notes to Consolidated Financial Statements are in integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In Thousands)

                                                                                        2000        1999        1998
                                                                                        ----        ----        ----

Cash flows from operating activities:
     Net income                                                                       $ 18,278    $ 13,326    $ 15,432
                                                                                      --------    --------    --------
     Adjustments to  reconcile net income
      to net cash  provided  by  operating activities:
         Depreciation and amortization                                                   6,328       6,628       6,566
         Gain on sale of real estate assets                                             (5,269)     (6,957)     (5,444)
         Gain on sale of available-for-sale securities                                  (4,513)          0           0
         Gain on sale of trading securities                                                  0        (144)        (75)
         Gain from equity investments                                                   (1,227)     (3,601)     (1,222)
         Gain on sale of discontinued operations, net of tax                                 0           0      (4,849)
         Purchase of trading securities                                                 (1,772)       (700)     (5,891)
         Proceeds from sale of trading securities                                            0         844       5,966
         Unrealized loss on trading securities                                               7           0           0
         Changes in assets and liabilities (A)                                            (755)     10,920         (15)
                                                                                      --------    --------    --------
                      Total adjustments                                                 (7,201)      6,990      (4,964)
                                                                                      --------    --------    --------
                      Net cash provided by operating activities                         11,077      20,316      10,468
                                                                                      --------    --------    --------

Cash flows from investing activities:
     Purchase of available-for-sale securities                                         (25,024)    (11,439)     (9,690)
     Proceeds from sale of available-for-sale securities                                15,372           0           0
     Proceeds from sale of real estate assets                                            9,890       9,064       8,293
     Acquisition of real estate assets                                                    (767)     (2,304)    (12,539)
     Distributions from equity investments, net                                            767         743         503
     Proceeds from sale of equity investments                                                0       1,300           0
     Acquisition of property, plant and equipment                                         (798)     (1,775)     (1,846)
     Proceeds from sale of discontinued operations                                           0           0      16,000
                                                                                      --------    --------    --------

                      Net cash (used in) provided by investing activities                 (560)     (4,411)        721
                                                                                      --------    --------    --------

Cash flows from financing activities:
     Principal payments on mortgage commitments, notes
         and loans                                                                      (6,024)     (6,058)    (18,141)
     Proceeds from mortgage commitments, notes and loans                                     0       6,560      19,153
     Net repayments under credit facilities                                               (700)     (3,325)     (6,000)
     Purchase and retirement of common shares                                             (234)     (7,803)     (3,865)
     Proceeds from the exercise of stock options                                             0         142         568
                                                                                      --------    --------    --------

                      Net cash used in financing activities                             (6,958)    (10,484)     (8,285)
                                                                                      --------    --------    --------

                      Net increase in cash and cash equivalents                          3,559       5,421       2,904

Cash and cash equivalents, beginning of year                                            13,575       8,154       5,250
                                                                                      --------    --------    --------

Cash and cash equivalents, end of year                                                $ 17,134    $ 13,575    $  8,154
                                                                                      ========    ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)
                                 (In Thousands)


                                                 2000        1999          1998
                                                 ----        ----          ----

Supplemental disclosures of cash
  flow information:
   Cash paid during the year for:

     Interest                                    $2,726     $3,177       $3,640
                                                 ======     ======       ======
     Taxes                                       $4,114     $4,749       $7,874
                                                 ======     ======       ======

Supplemental schedule of noncash
     investing and financing activities:
         See Notes to Consolidated Financial Statements



      (A) Changes in assets and liabilities for the years ended December 31, 2000, 1999 and 1998, are as follows:


                                                  2000       1999         1998
                                                  ----       ----         ----

Notes and accounts receivable, net            ($ 3,431)   $  2,049    $  3,500
Inventories                                       (406)        132        (646)
Prepaid expenses and other current assets         (398)        (45)         84
Deferred income taxes                              420       4,236        (395)
Noncurrent notes receivable                         27         (49)     (1,512)
Other assets                                      (475)      2,333         607
Accounts payable and accrued liabilities          (642)       (986)     (3,918)
Income taxes payable                             1,093      (1,355)     (3,217)
Other long-term liabilities                      3,057       4,605       5,482
                                              --------    --------    --------

              Total                           ($   755)   $ 10,920    ($    15)
                                              ========    ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                 (In Thousands, Except Share And Per Share Data)

(1)      Summary of Significant Accounting Policies:
         ------------------------------------------

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

         Income Recognition - Real Estate Operations:
         --------------------------------------------

         The Company leases substantially all of its properties to tenants under net leases which are accounted for as operating leases. Under this type of lease, the tenant is obligated to pay all operating costs of the property including real estate taxes, insurance and repairs and maintenance. Gains on sales of real estate assets and equity investments are recorded when the gain recognition criteria under generally accepted accounting principles have been met.

         Certain lease agreements provide for additional rent based on a percentage of tenants' sales. In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB No. 101") which provides, among other things, guidance as to the recognition of contingent rents. SAB No. 101 requires that such additional rent be recorded as income when the tenants' actual sales are known. The impact of adopting SAB No. 101 was not material to the Company's results of operations or the timing of revenue recognition.

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

         Marketable Securities:
         ----------------------

         The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2000 all marketable securities held by the Company have been classified as either available-for-sale or trading and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, as well as unrealized holding gains and losses on trading securities are included in the Consolidated Statements of Income.

         Inventories:
         ------------

         Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead. The first-in, first-out
         (FIFO) method is used to determine the cost of inventories.

         Inventory consists of the following components at December 31:

                                                    2000           1999
                                                    ----           ----

         Raw materials                             $2,533        $2,369
         Work in process                              402           334
         Finished goods                             1,678         1,504
                                                   ------        ------
                                                   $4,613        $4,207
                                                   ======        ======

         Depreciation and Amortization:
         ------------------------------

         Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

           Real property held for rental:
             Buildings and improvements                          5 to 39 years
             Equipment                                           5 to 7 years

           Property, plant and equipment:
             Buildings and improvements                          18 to 39 years
             Machinery and equipment                             3 to 8 years

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

         Property, Plant and Equipment:
         -----------------------------

         Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Major improvements are capitalized and maintenance and repairs are expensed as incurred.

         Research and Development:
         -------------------------

         The Company expenses research, development and product engineering costs as incurred. Approximately $52, $95 and $63 of such costs were incurred by the Company in 2000, 1999 and 1998, respectively.

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

         Derivative Financial Instruments:
         ---------------------------------

         Derivative financial instruments are used by the Company principally in the management of its interest rate exposure. The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future expense. The Swap is designated with the principal balance and term of the term loan. The amount paid or received on the Swap is accrued and recognized as an adjustment of interest expense related to the debt. The fair value of the Swap and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

         Prior Year Financial Statements:
         --------------------------------

         Certain amounts have been reclassified in the December 31, 1999 and 1998 Consolidated Financial Statements and Notes thereto to present them on a basis consistent with the current year.

         Use of Estimates:
         -----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Pronouncements of the Financial Accounting Standards Board:
         ------------------------------------------------------------------

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item into income or other comprehensive income, depending on whether its qualifies as a fair value hedge or cash flow hedge, respectively. The effective date of SFAS No. 133, as amended, is all fiscal quarters of all fiscal years beginning after June 15, 2000, and accordingly the Company will adopt SFAS No. 133 in the first quarter of 2001. Based upon its current use of derivatives the Company believes that SFAS No. 133 will not have a material impact on the consolidated results of operations, financial position or cash flows of the Company.

(2)      Disposal of Operating Company:
         ------------------------------

         On January 2, 1998, the Company completed the sale of the stock of its Dorne & Margolin, Inc. ("D&M") subsidiary to AIL Systems, Inc. for $16,000, in cash, resulting in a pretax gain from discontinued operations of $8,549. Such gain on disposal of D&M is presented net of $3,700 in tax in the accompanying Consolidated Financial Statements.

(3)      Real Property Held for Rental:
         ------------------------------

         The Company is the lessor of real estate under operating leases which expire in various years through 2078.

         The following is a summary of real property held for rental at December 31:

                                                       2000          1999
                                                     --------     -----------

             Land                                    $20,710        $21,084
             Buildings                               110,285        117,108
                                                     -------        -------
                                                     130,995        138,192

             Less: Accumulated depreciation          (73,862)       (71,253)
                                                     -------        -------
                                                     $57,133        $66,939
                                                     =======        =======


         In 1998, the Company acquired a property subject to certain contingent liabilities which were estimated and capitalized at the time of acquisition. During 2000, these liabilities were resolved for approximately $1.0 million less than originally estimated. As a result, real property held for rental was reduced accordingly.

         As of December 31, 2000, total minimum future rentals to be received under noncancellable leases for each of the next five years and thereafter are as follows:

         Year Ended December 31,
          2001                                                  $16,561
          2002                                                   15,109
          2003                                                   13,224
          2004                                                   10,703
          2005                                                    9,176
          Thereafter                                             78,422
                                                               --------
         Total minimum future rentals                          $143,195
                                                               ========

         Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income for 2000, 1999 and 1998 were approximately $527, $1,131 and $1,018, respectively.

(4)      Property, Plant and Equipment:
         ------------------------------

         Property, plant and equipment is principally used in the Company's manufacturing operations and consists of the following at December 31:

                                                    2000           1999
                                                  ---------     ----------

             Land                                     $28          $37
             Buildings and improvements             1,372        1,413
             Machinery and equipment               10,630        9,909
                                                   ------       ------
                                                   12,030       11,359

             Less: Accumulated depreciation        (7,473)      (6,282)
                                                  -------      -------
                                                   $4,557       $5,077
                                                  =======      =======

(5)      Marketable Securities:
         ----------------------

         At December 31, 2000 and 1999, the aggregate market value of marketable securities was $43,253 and $27,296, respectively, while the aggregate cost of such securities was $37,217 and $21,279, respectively. Unrealized holding gains at December 31, 2000 and 1999 were $3,930 and $3,911 on a net of tax basis, respectively. Unrealized holding losses on trading securities held at December 31, 2000, included in the determination of net income for 2000 were $7. The Company held no trading securities at December 31, 1999. Marketable securities consist of the following at December 31:

                                                     2000         1999
                                                     ----         ----

            Available-for-sale securities:
               Corporate equities                  $41,488      $21,685
               Corporate debts                           0        5,611
                                                   -------      -------
                                                    41,488       27,296
                                                   -------      -------
            Trading securities:
               Corporate equities                    1,765            0
                                                   -------      -------
                                                   $43,253      $27,296
                                                   =======      =======

         Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains included in the determination of net income are as follows:

                                                   2000      1999      1998
                                                   ----      ----      ----

         Available-for-sale securities:
           Proceeds                               $15,372   $     0   $     0
           Realized gains                         $ 4,513   $     0   $     0
         Trading securities:
           Proceeds                               $     0   $   844   $ 5,966
           Realized gains                         $     0   $   144   $    75


(6)      Notes Receivable:
         -----------------

         Notes receivable consist of the following at December 31:

                                                         2000         1999
                                                         ----         ----

         High yield mortgage loans (a)                  $3,500      $    0
         Other                                             637         298
                                                        ------      ------

                                                         4,137         298
         Less: Current portion included in notes
             and accounts receivable                     3,894          28
                                                        ------      ------
                                                        $  243      $  270
                                                        ======      ======

         (a) At December 31, 2000, the Company holds a participation in a high yield mortgage loan with a related party participant (see Note
               14). This loan is secured by a first mortgage lien on the property. The loan bears interest at 14.0% and the Company received a commitment fee of 4.0%.

(7)      Other Assets:
         -------------

         Other assets consist of the following at December 31:

                                                          2000          1999
                                                          ----          ----

           Lease financing (a)                           $8,272       $7,812
           Other                                          3,734        2,930
                                                         ------       ------
                                                         12,006       10,742

           Less: Amounts included in prepaid expenses
                   and other current assets                 652          254
                                                        -------      -------
                                                        $11,354      $10,488
                                                        =======      =======

        (a) Lease financing consists of a 50.0% interest in a limited partnership, whose principal assets are two leveraged leases with Kmart Corporation. The following represents the components of the net investment in the leveraged leases at December 31:

                                                          2000       1999
                                                          ----       ----
        Rentals receivable                              $85,611    $89,573
        Residual values                                  10,000     10,000
        Non recourse debt service                       (68,111)   (69,003)
        Unearned income                                 (19,228)   (22,758)
                                                        -------    --------
                                                          8,272      7,812

        Less: Deferred taxes arising
          from leveraged leases                           5,561      4,722
                                                        -------    --------
                                                         $2,711     $3,090
                                                        =======    ========

         The Company's share of income arising from this investment was $1,227, $3,601 and $1,222 in 2000, 1999 and 1998, respectively and is included in rental income in the accompanying Consolidated Statements of Income.



(8)      Accounts Payable and Accrued Liabilities:
         -----------------------------------------

         Accounts payable and accrued liabilities consist of the following at December 31:

                                                          2000       1999
                                                          ----       ----

              Accounts payable                          $4,098     $3,760
              Accrued wages and benefits                 1,412      1,417
              Liabilities for discontinued operations    1,613      1,806
              Other accrued expenses                     2,070      2,852
                                                        ------     ------

                                                        $9,193     $9,835
                                                        ======     ======

(9)      Long-term Debt:
         ---------------

         Long-term debt consists of the following at December 31:

                                                         2000       1999
                                                         ----       ----

              Mortgages on real property (a)            $27,126   $32,571
              Loan payable to bank                            0       472
              Capital lease obligation                      156       263
                                                        -------   -------

                                                         27,282    33,306

              Less: Current maturities                    5,498     5,990
                                                        -------   -------

                                                        $21,784   $27,316
                                                        =======   =======

         (a) First mortgages bearing interest at rates ranging from 4.0% to 10.3% per annum are collateralized by the related real property. Such amounts are scheduled to mature at various dates from July 2001 through October 2015.

         The approximate aggregate maturities of these obligations at December 31, 2000 are as follows:

                                                    Long-term     Capital Lease
                                                       Debt        Obligation
                                                    ---------     -------------

            2001                                     $5,383          $124
            2002                                      5,006            43
            2003                                      4,391             0
            2004                                      5,866             0
            2005                                      2,338             0
           Thereafter                                 4,142             0
                                                     ------          -----
           Total minimum payments                   $27,126           167
                                                    =======
           Less: Amount representing interest                          11
                                                                    ------
           Total present value of minimum
              lease payments                                          156
           Less: Current portion                                      115
                                                                    -----
           Total noncurrent portion                                   $41
                                                                    =====

(10)     Credit Facilities:
         ------------------

         Effective December 31, 1999, the Company entered into a credit agreement with three banks which provides for both a $60,000 revolving credit facility ("Revolver") and a $1,925 term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one of the banks is a participant in the Term Loan.

         Under the terms of the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible properties, as defined, capitalized at 10.5%, (ii) the lesser of $6,000 or 60.0% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties, as defined, capitalized at 10.5%, (iii) the lesser of $10,000 or 50.0% of the aggregate annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10,000 or the sum of 75.0% of eligible accounts receivable and 50.0% of eligible inventory, as defined. At December 31, 2000, eligibility under the Revolver was $60,000, based upon the above terms. The credit agreement contains certain financial and restrictive covenants, including minimum consolidated equity, interest coverage, debt service coverage and capital expenditures (other than for real estate). The Company was in compliance with all covenants at December 31, 2000. The credit agreement also contains provisions which allow the banks to perfect a security interest in certain operating and real estate assets in the event of a default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31, 2002. At December 31, 2000, there were no amounts outstanding under the Revolver.

         The Term Loan bears interest at 90 day LIBOR plus 1.4% (7.8% at December 31, 2000) and is payable in quarterly principal installments of $175, with the final payment due on September 30, 2002. At December 31, 2000, there was $1,225 outstanding under the Term Loan.

(11)     Fair Value of Financial Instruments:
         ------------------------------------

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of such items.

         The fair value of notes receivable are estimated using discounted cash flow analyses, with interest rates comparable on loans with similar terms and borrowers of similar credit quality. The fair value of notes receivable at December 31, 2000 and 1999 was approximately $4,174 and $354 respectively, while the carrying value was $4,137 and $298 for the same periods.

         At December 31, 2000 and 1999, all marketable securities held by the Company have been classified as either available-for-sale or trading and, as a result, are carried at fair value based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Carrying amounts of borrowings under the credit facilities approximate their fair value. The fair value of long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. The fair value of long-term debt at December 31, 2000 and 1999 was approximately $25,500 and $31,134 respectively, while the carrying value was $27,282 and $33,306 for the same periods.

         The fair value of the Swap (used for hedging purposes) is the estimated amount that the bank would receive or pay to terminate the Swap at the reporting date, taking into account then current interest rates and the current creditworthiness of the Swap counterparties. At December 31, 2000 and 1999, the fair values of the Swap were estimated at ($6) and $14, respectively.

(12)     Stockholders' Equity:
         ---------------------

         Previous purchases of the Company's common stock have reduced the Company's additional paid-in capital to zero and accordingly current year purchases in excess of par value have reduced retained earnings. During 2000, the Company purchased and retired 16,000 shares of the Company's common stock for approximately $234. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value.

         Stock Options:
         --------------

         The Company has two stock option plans under which qualified and nonqualified options may be granted to key employees to purchase the Company's common stock at the fair market value on the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. Stock options expire ten years from the date of grant. The 1988 Incentive and Non-Qualified Stock Option Plan (the "Incentive Plan") and the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the "Joint Plan") both provide for the granting of incentive or nonqualified stock options. The number of authorized shares reserved for issuance pursuant to each plan is 1,325,000.

         At December 31, 2000, there were 1,198,380 and 417,001 options outstanding under the Joint Plan and Incentive Plan, respectively. At December 31, 1999, 1,031,380 and 223,001 options were outstanding under the Joint Plan and Incentive Plan, respectively.

         A summary of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years then ended are summarized below:

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                      Shares        Price
                                                    ---------    ----------


               Outstanding at January 1, 1998        478,881    $   14.68

                   Granted                           444,000    $   23.08
                   Exercised                         (51,000)   $   11.13
                                                   ---------

               Outstanding at December 31, 1998      871,881    $   19.16

                   Granted                           434,000    $   14.06
                   Exercised                         (28,500)   $    5.00
                   Forfeited                         (23,000)   $   20.52
                                                  ----------

               Outstanding at December 31, 1999    1,254,381    $   17.69

                   Granted                           371,000    $   13.06
                   Forfeited                         (10,000)   $   18.57
                                                 -----------

               Outstanding at December 31, 2000    1,615,381    $   16.62
                                                 ===========

The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                  Options Outstanding                            Options Exercisable
         -------------------------------------------------   ----------------------------
                                  Weighted-
                                   Average      Weighted-                       Weighted-
                                  Remaining      Average                         Average
    Range of         Number      Contractual    Exercise         Number         Exercise
Exercise Price    Outstanding       Life          Price       Exercisable         Price
--------------    -----------    -----------   -----------   -------------   ------------

$7.25 - $11.00       80,000       3.5 years   $   10.06        80,000         $   10.06
$13.06 - $18.75   1,106,381       8.3 years   $   14.61       448,048         $   16.25
$22.88 - $25.16     429,000       7.4 years   $   23.04       286,000         $   23.04
                  ---------                                  --------

$7.25 - $25.16    1,615,381       7.8 years   $   16.63       814,048         $   18.03
                 ==========                                  ========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25") in accounting for stock-based compensation plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements. Statement of Financial Accounting Standards No. 123,

"Accounting for Stock-Based Compensation," requires the disclosure of proforma net income and earnings per share had the Company adopted the fair value method of accounting for its stock-based compensation plans. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant of options awarded during 2000, 1999 and 1998 proforma net income and net income per basic share for 2000, 1999 and 1998 would have been $16,532 or $3.49, $11,758 or $2.37 and $14,234 or $2.74 per basic share, respectively. Proforma compensation expense may not be indicative of proforma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                       Grants Issued During
                                                       --------------------

                                                     2000      1999    1998
                                                     ----      ----    ----

            Expected life (years)                      5         5         5
            Risk free interest rate                  6.1%      5.6%      5.6%
            Expected volatility                     35.3%     32.4%     32.7%
            Dividend yield                           0.0%      0.0%      0.0%
            Weighted-average option fair value     $5.40     $5.42     $8.78

(13)   Earnings Per Common Share:
       --------------------------

         The following table sets forth the computation of basic and diluted earnings per common share:


(Share Data in Thousands)                           2000     1999       1998
                                                    ----     ----       ----

Numerator:
    Income from continuing operations             $18,278   $13,326   $10,583
                                                  =======   =======   =======

Denominator:
    Denominator for basic earnings per common
         share--weighted-average shares             4,731     4,968     5,203
Effect of dilutive securities:
    Employee stock options                             42        45        85
                                                  -------   -------   -------

    Denominator for diluted earnings per common
         share--adjusted weighted-average shares
         and assumed conversions                   4,773     5,013     5,288
                                                  =======   =======   =======

Basic earnings per common share                   $  3.86   $  2.68   $  2.03
                                                  =======   =======   =======

Diluted earnings per common share                 $  3.83   $  2.66   $  2.00
                                                  =======   =======   =======

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

         In January 2000, the Company participated in a $4,500 loan transaction secured by mortgage liens against three properties in New York, New York. The Company advanced $3,500 in connection with this loan. The remaining $1,000 was advanced by the wife of the Board Chairman. The note matures in February 2001 with a one year renewal option and bears interest at 14.0% per annum payable monthly. The participants also received a commitment fee of 4.0% in connection with the loan.

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

         The Company's two hotel properties are managed by a publicly traded company for which the Board Chairman and another Director of the Company are directors. In addition, during 1998 the Company's Board Chairman was also named Chairman and President of this company. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $165, $134 and $139 for 2000, 1999 and 1998, respectively. Included in marketable securities at December 31, 2000 was $29,101 of common stock in this company which represents approximately 5.6% of such company's outstanding shares.

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

The components of the net deferred tax liability at December 31, 2000 and 1999 are as follows:

                                                        2000        1999
                                                        ----        ----

Realization allowances related to
    accounts receivable and inventories               $   282    $   257
Net unrealized gain on marketable securities           (2,113)    (2,106)
Basis differences relating to real
    property held for rental                            3,468      2,812
Accrued expenses, deductible when paid,  net            4,190      4,472
Basis differences relating to business acquisitions    (1,863)    (1,863)
Leveraged lease                                        (5,561)    (4,722)
Property, plant and equipment                            (431)      (432)
Pensions                                                  (65)       (81)
Other, net                                                (30)       (30)
                                                      -------    -------

Net deferred tax liability                             (2,123)    (1,693)

Less:  Current portion                                   (954)    (1,019)
                                                      -------    -------

Noncurrent portion                                    ($1,169)   ($  674)
                                                      =======    =======

The income tax provision reflected in the accompanying Consolidated Statements of Income for each of the years presented herein is as follows:

                                                          2000      1999      1998
                                                          ----      ----      ----

Current:
    Federal                                             $ 5,233   $ 5,175   $ 6,325
    State                                                 1,864     1,831     1,900
Deferred                                                    343     2,292      (500)
                                                        -------   -------   -------

                                                        $ 7,440   $ 9,298   $ 7,725
                                                        =======   =======   =======

A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          2000       1999      1998
                                                          ----       ----      ----

Computed federal income
     tax provision at statutory rates                   $ 9,001    $ 7,918   $ 6,408
State income taxes, net of federal income tax benefit     1,255      1,236     1,293
Realization of capital loss deductions                   (2,805)         0         0
Other, net                                                  (11)       144        24
                                                        -------    -------   -------
                                                        $ 7,440    $ 9,298   $ 7,725
                                                        =======    =======   =======

(16)  Other Income and Expense, Net:
      ------------------------------

             The components of other income and expense, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                            2000       1999      1998
                                                            ----       ----      ----

         Gain on sale of real estate assets                $ 5,269   $ 6,957   $ 5,444
         Gain (loss) from equity investments (a)                 0       838      (402)
         Gain on the sale of available-for-sale
             securities (Note 5)                             4,513         0         0
         Gain on the sale of trading securities (Note 5)         0       144        75
         Other, net                                             15       327       (82)
                                                           -------   -------   -------

                                                           $ 9,797   $ 8,266   $ 5,035
                                                           =======   =======   =======

         (a) In January 1999, the Company sold its 50.0% partnership interest in a Miami Beach hotel for $1,300 resulting in a pretax gain of $838. Loss from equity investments in 1998 principally represents the Company's share of losses in this hotel.

(17)  Retirement Plan:
      ----------------

         The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees and the former employees of the Company's discontinued resilient vinyl flooring segment.

         The following table sets forth the change in benefit obligation, the change in plan assets and the funded status of the plan as of December 31:

                                                                2000        1999
                                                                ----        ----
         Change in benefit obligation:

              Benefit obligation, beginning of year          $  8,979    $  9,290
                     Service cost                                 336         332
                     Interest cost                                681         730
                     Actuarial gain                              (570)       (339)
                     Benefits paid                               (929)     (1,034)
                                                             --------    --------
              Benefit obligation, end of year                   8,497       8,979
                                                             --------    --------
         Change in plan assets:

              Fair value of plan assets, beginning of year     11,241      12,217
                      Actual return on plan assets                141          58
                      Benefits paid                              (929)     (1,034)
                                                             --------    --------
              Fair value of plan assets, end of year           10,453      11,241
                                                             --------    --------

         Funded status                                          1,956       2,262
                                                             --------    --------

              Unrecognized net actuarial (gain) loss             (560)         10
              Unrecognized net gain                              (612)     (1,441)
                                                             --------    --------

         Prepaid benefit obligation                          $    784    $    831
                                                             ========    ========

         Net periodic pension (expense) income consists of the following components for the years ended December 31:

                                                                2000        1999        1998
                                                                ----        ----        ----

          Service cost                                         ($336)      ($332)      ($308)
          Interest cost                                         (681)       (730)       (640)
          Actual return on plan assets                           141          58         610
          Net amortization and deferral                          829         995         456
                                                               -----       -----       -----
            Net periodic pension (expense) income              ($ 47)      ($  9)      $ 118
                                                               =====       =====       =====

         In determining the projected benefit obligation for 2000 and 1999, the weighted average assumed discount rate was 8.0%, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining net periodic pension cost for all years presented was 9.0%. No contributions were made during 2000 or 1999 as the plan is overfunded. Plan assets consist primarily of U.S. bonds, government backed mortgage obligations, equity securities and mutual funds.

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

         Operating information on the Company's business segments for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                2000        1999        1998
                                                                ----        ----        ----

          Net revenues and sales:
              Real estate investment and management         $ 28,237    $ 29,202    $ 26,349
              Engineered products                             34,095      30,500      32,170
                                                            --------    --------    --------

                                                            $ 62,332    $ 59,702    $ 58,519
                                                            ========    ========    ========

          Operating income:
              Real estate investment and management         $ 14,147    $ 14,079    $ 12,133
              Engineered products                              2,261       1,855       3,239
                                                            --------    --------    --------

                                                              16,408      15,934      15,372

          General corporate expenses                          (2,153)     (2,848)     (3,098)
          Other income, net                                   11,463       9,538       6,034
                                                            --------    --------    --------

                      Income from continuing
                           operations before income taxes   $ 25,718    $ 22,624    $ 18,308
                                                            ========    ========    ========


                                                                2000        1999        1998
                                                                ----        ----        ----

          Depreciation and amortization expense:
              Real estate investment and management           $4,993      $5,210      $5,530
              Engineered products                                772         737         662
              General corporate expenses                         563         681         374
                                                              ------      ------      ------
                                                              $6,328      $6,628      $6,566
                                                              ======      ======      ======

          Mortgage interest expense:
             Real estate investment and management            $2,232      $2,620      $2,661
                                                              ======      ======      ======

Sales by the Company's engineered products segment to automobile original equipment manufacturers accounted for approximately 19.9%, 19.4% and 21.2% of 2000, 1999 and 1998 consolidated revenues, respectively. Sales by this segment to its largest customer (in excess of 10.0% of the segment's net sales) accounted for 15.8% and 17.0% of the segment's sales for 2000 and 1999, respectively. During 1998, sales to its three largest customers accounted for 34.7% of the segment's sales.

Approximately 13.1%, 14.5% and 12.9% of 2000, 1999 and 1998 total sales generated from the engineered products segment were from foreign customers. Substantially all assets held by the Company's engineered products segment are located within the United States. In 1999 manufacturing operations of this segment were commenced at a leased facility in Mexico.

         Selected information on the Company's business segments as of December 31, 2000 and 1999 is as follows:

                                                               2000         1999
                                                               ----         ----

          Identifiable assets:
             Real estate investment and management
                and corporate assets                       $136,189     $122,112
              Engineered products                            11,807       11,620
                                                           --------     --------
                                                           $147,996     $133,732
                                                           ========     ========

          Additions to long-lived assets:
              Real estate investment and management        $  1,244     $  3,194
              Engineered products                               321          885
                                                           --------     --------

                                                           $  1,565     $  4,079
                                                           ========     ========

Included in the identifiable assets of the real estate investment and management segment at December 31, 2000 is approximately $3,500 of high yield mortgage loans (see Note 6). There were no such loans outstanding at December 31, 1999. Income generated by these loans receivable is included in interest income.

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

         In the opinion of management, amounts recovered from its' insurance carriers should be sufficient to address these matters and amounts needed in excess, if any, will be paid gradually over a period of years. Accordingly, they should not have a material adverse effect upon the business, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

         In 1998, the Company acquired a property subject to certain contingent liabilities which were estimated and capitalized at the time of acquisition. During 2000, these liabilities were resolved for approximately $1.0 million less than originally estimated. As a result, real property held for rental and other long-term liabilities were reduced accordingly.

         The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities. When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable the Company provides for amounts that include judgments and penalties that may be assessed. None of these matters are expected to result in a material adverse effect on the Company's consolidated financial position or results of operations.

                                                                     SCHEDULE II


                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)


                                                                                  Write-offs
                                                                                    Net of
                                                                      Charged     Recoveries
                                                 Balance                 to       of Accounts        Balance
                                                   at                  Costs       Previously          at
                                                Beginning               and         Written           End of
                                                of Period             Expenses        Off             Period
                                                ---------             --------     -----------       -------

Allowance for doubtful accounts:

     Year ended December 31, 2000                 $390                  $0            $62             $328

     Year ended December 31, 1999                  390                   0              0              390

     Year ended December 31, 1998                  326                  70              6              390




The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (In Thousands)


                                                                               Costs               Gross Amount at Which
                                       Mortgage    Initial Cost to Company  Capitalized           Carried at Close at Period
                                         Loans     -----------------------  Subsequent to    --------------------------------------
                                        Payable             Building and    Acquisition/                Building and
         Description                    (Gross)     Land    Improvements    Improvements       Land     Improvements   Total (a),(c)
         -----------                   --------    ------   ------------    ------------     --------   -------------  -------------



Shopping Centers and Retail Outlets:
   Culver, CA                          $  3,417   $    842      $  7,576      $      0       $    842     $  7,576       $  8,418
   Northbrook, IL                         3,747        898         8,075             0            898        8,075          8,973
   Miscellaneous Investments             12,150      5,079        44,529         1,214          5,079       45,743         50,822
                                       --------   --------      --------      --------       --------     --------       --------

                                         19,314      6,819        60,180         1,214          6,819       61,394         68,213
                                       --------   --------      --------      --------       --------     --------       --------

Commercial Properties:
   Miscellaneous Investments              7,634      8,865        36,395           302          8,865       36,697         45,562
Day Care Centers and Offices:
   Miscellaneous Investments                178        643         5,292         2,310            643        7,602          8,245
Hotel Properties:
   Miscellaneous Investments                  0      1,712         2,868            48          1,712        2,916          4,628
Other:
   Miscellaneous Investments                  0      2,671           630         1,046          2,671        1,676          4,347
                                       --------   --------      --------      --------       --------     --------       --------
                                       $ 27,126   $ 20,710      $105,365      $  4,920       $ 20,710     $110,285       $130,995
                                       ========   ========      ========      ========       ========     ========       ========



                                                                                         Life on Which
                                                                                          Depreciation
                                                                                          in Latest
                                                                                         Statement of
                                          Accumulated        Date of         Date          Income is
         Description                     Depreciation(b)   Construction    Acquired     Computed (Years)
         -----------                     ---------------   ------------    --------     ----------------

Shopping Centers and Retail Outlets:
   Culver, CA                            $  5,866              N/A            1986             18
   Northbrook, IL                           6,113              N/A            1987             18
   Miscellaneous Investments               33,661              N/A          1986-98         12-39
                                          -------

                                           45,640
                                          -------

Commercial Properties:
   Miscellaneous Investments               18,268              N/A          1986-98          5-39
Day Care Centers and Offices:
   Miscellaneous Investments                6,073              N/A          1986-91          5-39
Hotel Properties:
   Miscellaneous Investments                2,872              N/A          1986-99          7-10
Other:
   Miscellaneous Investments                1,009              N/A          1986-97         10-28
                                          -------
                                          $73,862
                                          =======

  Notes:

(a) Reconciliations of the carrying value of real property held for rental for the three years ended December 31, 2000 are as follows:

                                                                              2000        1999        1998
                                                                             --------   --------   --------

Real property held for rental at beginning of period                         $138,192   $140,102   $124,346
Additions during the period:
   Acquisitions and improvements                                                  767      2,304     12,539
   Transfers to real property held for rental                                       0          0      8,584
                                                                             --------   --------   --------

                                                                              138,959    142,406    145,469
Deductions during the period:
   Cost of real estate sold                                                     6,951      4,214      5,367
   Other (see Note 3)                                                           1,013          0          0
                                                                             --------   --------   --------

                                                                             $130,995   $138,192   $140,102
                                                                             ========   ========   ========

(b) Reconciliations of accumulated depreciation for the three years ended December 31, 2000 are as follows:


                                                                              2000        1999        1998
                                                                            -------      -------    -------

Accumulated depreciation at beginning of period                              $ 71,253    $ 68,665   $ 65,768
Additions during the period:
   Provision for depreciation                                                   4,993       5,210      5,530
                                                                              -------     -------    -------

                                                                               76,246      73,875     71,298
Deductions during the period:
   Accumulated depreciation of real estate sold                                 2,384       2,622      2,633
                                                                              -------     -------    -------

                                                                             $ 73,862    $ 71,253   $ 68,665
                                                                              =======     =======    =======

(c) The  aggregate  cost  for  federal  income  tax  purposes  is  approximately
$174,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                     UNITED CAPITAL CORP. AND SUBSIDIARIES
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2000
                                 (In Thousands)





                                                                   Final
             Description               Interest Rate             Maturity Date           Periodic Payment Terms
--------------------------------   -------------------------   ----------------         --------------------------

Mortgage loans secured by
  commercial property:

    New York, New York                       14%                  January 2002          Interest due monthly,
                                                                                        with principal
                                                                                        due at maturity
    Other                             Varies from 9.0%-12.0%      From September        Principal and interest due
                                                                  2001- December 2008   monthly



                                                                                                 Principal
                                                                                                 Amount of
                                                                                  Carrying       Loans Subject
                                                                        Face       Amount of     to Delinquent
                                                            Prior     Amount of   Mortgages      Principal
          Description                                       Liens     Mortgages   (a), (b), (c)  or Interest
-------------------------------                            -------    ---------   -------------  -------------

    Mortgage loans secured by
      commercial property:

      New York, New York                                    $0         $3,500      $3,500             $0

      Other                                                  0            192          85              0
                                                            ---        ------      ------           ----

                                                            $0         $3,692      $3,585             $0
                                                            ===        ======      ======           ====


(a) A reconciliation of mortgage loans on real estate for the year ended December 31, 2000 is as follows:

     Balance at beginning of period                               $98
     Additions during the period:
       New mortgage loans                                       3,500
     Deductions during the period:
       Collection of principal                                    (13)
                                                               -------
     Balance at end of period                                  $3,585
                                                               =======


(b) In accordance with generally accepted accounting principles certain gains from the sale of real property are being recognized under the installment method and, accordingly, notes receivable have been reduced by $20 in deferred gains at December 31, 2000.

(c) The carrying value for federal income tax purposes is substantially equal to the carrying amount for book purposes.


The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                  (Dollars In Thousands, Except Per Share Data)


                             First      Second    Third    Fourth
                            Quarter     Quarter  Quarter   Quarter
                            -------     -------  -------   -------


For the year 2000:
     Revenues                $15,098   $16,070   $15,589   $15,575
                             =======   =======   =======   =======

     Costs and expenses      $11,949   $12,346   $12,098   $11,684
                             =======   =======   =======   =======

     Other income            $ 3,087   $ 2,932   $ 4,191   $ 1,253
                             =======   =======   =======   =======

     Net income              $ 3,681   $ 3,821   $ 4,672   $ 6,104
                             =======   =======   =======   =======



Net income per common share:
     Basic                   $   .78   $   .81   $   .99   $  1.29
                             =======   =======   =======   =======
     Diluted                 $   .77   $   .81   $   .97   $  1.27
                             =======   =======   =======   =======



For the year 1999:
     Revenues                $14,175   $14,713   $14,339   $16,475
                             =======   =======   =======   =======

     Costs and expenses      $12,167   $11,695   $11,243   $11,511
                             =======   =======   =======   =======

     Other income            $ 4,148   $ 1,473   $ 1,945   $ 1,972
                             =======   =======   =======   =======

     Net income              $ 3,586   $ 2,576   $ 2,916   $ 4,248
                             =======   =======   =======   =======


Net income per common share:
     Basic                   $   .70   $   .51   $   .58   $   .89
                             =======   =======   =======   =======
     Diluted                 $   .70   $   .51   $   .58   $   .87
                             =======   =======   =======   =======