Form 10-K/A
period 2000-12-31
UNITED CAPITAL CORP /DE/
filed 2001-04-20
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA

(MARK ONE)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000
                          ------------------------------------------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    --------------------------

                         Commission file number 1-10104
                                                -------

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

                                      None

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _____ .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of April 10, 2001 was approximately
$20,953,000.

         The number of shares of the Registrant's $.10 par value Common Stock outstanding as of April 10, 2001 was 4,697,915.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant

                                   MANAGEMENT

         As of April 10, 2001, the executive officers and directors of United
Capital Corp. (the "Company") are as follows:

Name                  Principal Occupation                      Age
----                  --------------------                      ---

A.F. Petrocelli       Chairman of the Board,                    57
                           President and Chief
                           Executive Officer of the
                           Company

Anthony J. Miceli     Vice President, Chief                     38
                           Financial Officer and
                           Secretary of the Company

Arnold S. Penner      Self employed real estate                 64
                           investor and broker

Howard M. Lorber      President and Chief Operating             52
                        Officer of New Valley
                        Corporation and Vector Group
                        Ltd.

         A.F. PETROCELLI, has been Chairman of the Board and Chief Executive
Officer of the Company since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the
Company since June 1981. Mr. Petrocelli has been Chairman of the Board of
Directors, President and Chief Executive Officer of Prime Hospitality
Corp. ("Prime"), a New York Stock Exchange listed company since 1998, and a Director of Prime since 1992.  Mr. Petrocelli is also a Director of
Boyar Value Fund (a public mutual fund), a Director of Philips
International Realty Corp. and a Director of Nathan's Famous Inc.
("Nathan's").

         ANTHONY J. MICELI, has been a Director, a Vice President and Chief
Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than seven years. Mr.
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

         HOWARD M. LORBER has been a Director of the Company since 1991.  Mr.
Lorber has been Chairman of the Board and Chief Executive Officer of
Nathan's for more than the past five years and Chairman of the Board of
Directors and Chief Executive Officer of Hallman and Lorber Associates, Inc.
("Hallman and Lorber") for over five years. He has been a director, President and
Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee and Compensation
Committee of Prime since 1994 and Chairman of such committees since 1998. He also became President and Chief Operating Officer of Vector Group Ltd. in
January 2001.

ITEM 11.      Executive Compensation

     The following table sets forth, for the Company's 2000 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer
("CEO") and the most highly compensated executive officer of the Company other than the CEO who was an executive officer of the Company during the fiscal year ended December 31, 2000 and whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 2000.

                                               SUMMARY COMPENSATION TABLE

                                        Annual Compensation                  Long Term Compensation
                            --------------------------------------------   --------------------------
                                                            Other Annual                    All Other
Name and Principal                                          Compensation   Number of      Compensation
Position                    Year      Salary($)   Bonus($)    ($)(1)        Options           ($)
------------------          ----      ---------   --------  ------------   ---------      ------------

A.F. Petrocelli,            2000       650,000    700,000      ----         300,000          ----
   Chairman of the          1999       650,000    700,000      ----         300,000          ----
   Board, President         1998       650,000    700,000      ----         300,000          ----
   and Chief Executive
   Officer

Anthony J. Miceli,          2000       160,000    100,000      ----          10,000          ----
   Vice President and       1999       150,577    100,000      ----          30,000          ----
   Chief Financial          1998       142,619     70,000      ----          30,000          ----
   Officer

(1)     Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 2000 FISCAL YEAR

        The following table provides  information related to options to purchase
Common Stock granted to the CEO and the named executive officer during 2000. The
Company  currently  does not have any  plans  providing  for the  grant of stock appreciation rights.

                              Individual Grants
-----------------------------------------------------------------------------         Potential Realizable
                                     % of Total                                      at Assumed Rates of Stock
                                      Options                                       Price Appreciation for
                                      Granted                                             Option Term(2)
                         Number of       to       Exercise                          --------------------------
                        Securities   Employees    or Base
                        Underlying   in Fiscal     Price
Name                     Option(#)     Year      ($/Sh)(1)    Expiration Date        5%            10%
------------------       ---------   ---------   ---------    ---------------    ----------    ----------

A.F. Petrocelli           300,000       80.1      $13.0625       June 7, 2010    $2,464,481    $6,245,478

Anthony J. Miceli          10,000        2.7      $13.0625       June 7, 2010       $82,149      $208,183

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

FISCAL YEAR END OPTION VALUES

        No options were exercised by the CEO or the named executive officer during the fiscal year ended December 31, 2000. The following table provides information related to the number and value of options held by the CEO and the named executive officer at fiscal year end.

              Number of Securities Underlying  Value of Unexercised In-the-money
               Unexercised Options At FY-end         Options At FY-end ($)
                                                             (1)
             --------------------------------  ---------------------------------
Name                 Exercisable   Unexercisable   Exercisable     Unexercisable
----                 -----------   -------------   -----------     -------------

A.F. Petrocelli.....    572,381       600,000       237,500           581,250
Anthony J. Miceli...     85,000        40,000       171,250            26,875

(1)     Based on the closing price of a share of Common Stock on December
        31, 2000 of $14.625, as reported on AMEX.

EMPLOYEE RETIREMENT PLAN

        The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                           PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                        Years of Service
             -------------------------------------------------------------------------------
  Salary        10              15            20            25            30            35
 -------      ------          ------        ------        ------        ------        ------

$ 30,000     $ 3,250         $ 4,875       $ 6,500       $ 8,125       $ 9,750       $11,375
  40,000       4,750           7,125         9,500        11,875        14,250        16,625
  50,000       6,250           9,375        12,500        15,625        18,750        21,875
  60,000       7,750          11,625        15,500        19,375        23,250        27,125
  70,000       9,250          13,875        18,500        23,125        27,750        32,375
  80,000      10,750          16,125        21,500        26,875        32,250        37,625
  90,000      12,250          18,375        24,500        30,625        36,750        42,875
 100,000      13,750          20,625        27,500        34,375        41,250        48,125
 150,000      21,250          31,875        42,500        53,125        63,750        74,375
 160,000      22,750          34,125        45,500        56,875        68,250        79,625
 170,000      24,250          36,375        48,500        60,625        72,750        84,875

        The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 2000.

        The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F.
Petrocelli twenty six years and Anthony J. Miceli thirteen years, respectively.

        Subject to compensation limitations under the Employee Retirement Income
Security Act of 1974, which was $170,000 in 2000, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        The following table sets forth information concerning ownership of the
Company's Common Stock, as of April 10, 2001 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:

            Name and Address                                      Shares                          Percentage
          of Beneficial Owner                               Beneficially Owned                    of Class(6)
-----------------------------------------------         ----------------------------------          --------------

A.F. Petrocelli                                                3,387,705(1)(2)                        61.9%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                                               500,000(2)                           10.6%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                                                 99,633(3)                            2.1%

Arnold S. Penner                                                  25,666(4)                               *

Howard M. Lorber                                                 134,166(5)                            2.8%

All executive officers and                                     3,647,170(1)(3)                        64.9%
directors as a group (4                                                 (4)(5)
persons)

*       Less than 1%

(1)     Mr. Petrocelli owns directly 2,615,324 shares of common stock and presently exercisable options or options exercisable within 60 days of April 10, 2001 to purchase 772,381 shares of common stock.
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

(3)     Consists of 1,300 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 10, 2001 to purchase 98,333 shares of Common Stock.

(4)     Consists of 25,666 shares issuable upon the exercise of options which are exercisable within 60 days of April 10, 2001.

(5)     Includes 30,000 shares owned by Hallman and Lorber Associates Profit
        Sharing Plan (an entity in which Mr. Lorber may be deemed to be a control person) and 36,800 shares owned by the Howard M. Lorber
        Irrevocable Trust.  Mr. Lorber disclaims beneficial ownership of all shares owned by Hallman and Lorber Associates Profit Sharing
        Plan and the Howard M. Lorber Irrevocable Trust.  Also includes
        25,666 shares issuable upon the exercise of options which are exercisable within 60 days of April 10, 2001.

(6)     Includes the shares of Common Stock subject to options which are presently exercisable or exercisable within 60 days after April 10, 2001 held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

ITEM 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2000.
Specific descriptions of these transactions are provided below.

        The Company's two hotel properties are managed by Prime, a publicly traded company for which A.F. Petrocelli is President, Chief Executive Officer and Chairman of the Board and Howard M. Lorber is a director. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $165,000 for 2000. Included in the Company's marketable securities at December 31, 2000 was approximately $29,101,000 of Common Stock in Prime which represents approximately 5.6% of Prime's outstanding shares.

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

        In January 2000, the Company participated in a $4.5 million loan transaction secured by mortgage liens against three properties in New York, New
York. The Company advanced approximately $3.5 million in connection with this loan. The remaining $1.0 million was advanced by Beverly Petrocelli. The maturity date of the note has been extended in accordance with its original terms from February 2001 to February 2002 and the note bears interest at 14% per annum payable monthly. The participants also received a commitment fee of 4% in connection with the loan and an additional commitment fee of 4% in connection with the extension of the maturity date of the note. A.F. Petrocelli disclaims beneficial ownership of the participating interest held by Beverly Petrocelli.

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

                                        By:/s/ Anthony J. Miceli
                                           ---------------------------------
                                           Anthony J. Miceli, Vice President
                                           and Chief Financial Officer

Dated: April 20, 2001

