Form 10-Q
period 2001-03-31
UNITED CAPITAL CORP /DE/
filed 2001-05-15
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934

For the quarterly period ending                March 31, 2001
                               -------------------------------------------------

                                       or

[ ]      Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

         For the transition period from                  to
                                        ----------------------------------------

         Commission File Number:                       1-10104
                                 -----------------------------------------------

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

            Common stock, $.10 par value 4,683,915 shares outstanding
                               as of May 8, 2001.

                                  Page 1 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as
             of March 31, 2001 and December 31, 2000                           3

             Consolidated Statements of Income for
             the Three Months Ended March 31, 2001 and 2000                    4

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 2001 and 2000                5 - 6

             Notes to Consolidated Financial Statements                   7 - 12

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12 - 17

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
             MARKET RISK                                                      17

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURES                                                                    17

                                  Page 2 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              -------   --------

ASSETS

Current assets:
   Cash and cash equivalents .............................   $ 23,079   $ 17,134
   Marketable securities .................................     45,281     43,253
   Notes and accounts receivable, net ....................     10,303      9,057
   Inventories ...........................................      5,553      4,613
   Prepaid expenses and other current assets .............        834        652
                                                             --------   --------

      Total current assets ...............................     85,050     74,709
                                                             --------   --------

Property, plant and equipment, net .......................      4,810      4,557
Real property held for rental, net .......................     56,542     57,133
Noncurrent notes receivable ..............................        240        243
Other assets .............................................     11,324     11,354
                                                             --------   --------

      TOTAL ASSETS .......................................   $157,966   $147,996
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ..................   $  5,368   $  5,498
   Borrowings under credit facilities ....................        700        700
   Accounts payable and accrued liabilities ..............     10,751      9,193
   Income taxes payable ..................................      6,539      6,093
   Deferred income taxes .................................      2,140        954
                                                             --------   --------

      Total current liabilities ..........................     25,498     22,438
                                                             --------   --------

Borrowings under credit facilities .......................        350        525
Long-term debt ...........................................     20,510     21,784
Other long-term liabilities ..............................     26,289     24,961
Deferred income taxes ....................................      1,380      1,169
                                                             --------   --------

      TOTAL LIABILITIES ..................................     74,027     70,877
                                                             --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock ..........................................        471        472
   Retained earnings .....................................     77,644     72,717
   Accumulated other comprehensive income, net of tax ....      5,824      3,930
                                                             --------   --------

      TOTAL STOCKHOLDERS' EQUITY .........................     83,939     77,119
                                                             --------   --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $157,966   $147,996
                                                             ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                  Page 3 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2001          2000
                                                            ----          ----

REVENUES:
   Net sales .......................................     $  9,258      $  8,197
   Rental revenues from real estate operations .....        7,708         6,901
                                                         --------      --------

                     Total revenues ................       16,966        15,098
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of sales ...................................        6,726         6,007
   Real estate operations:
      Mortgage interest expense ....................          487           595
      Depreciation expense .........................        1,045         1,298
      Other operating expenses .....................        2,012         1,720
   General and administrative expenses .............        1,404         1,356
   Selling expenses ................................        1,020           973
                                                         --------      --------

                     Total costs and expenses ......       12,694        11,949
                                                         --------      --------

   Operating income ................................        4,272         3,149
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income ....................          524           584
   Interest expense ................................         (130)         (179)
   Other income and expense, net ...................        3,929         2,682
                                                         --------      --------

                     Total other income ............        4,323         3,087
                                                         --------      --------

   Income before income taxes ......................        8,595         6,236

   Provision for income taxes ......................        3,480         2,555
                                                         --------      --------

   NET INCOME ......................................     $  5,115      $  3,681
                                                         ========      ========

   EARNINGS PER SHARE:
      Basic ........................................     $   1.09      $    .78
                                                         ========      ========

      Diluted ......................................     $   1.06      $    .77
                                                         ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 4 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               2001        2000
                                                                               ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................   $  5,115    $  3,681
                                                                            --------    --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..................................      1,412       1,602
         Purchase of trading securities .................................        (54)          0
         Proceeds from sale of trading securities .......................      2,287           0
         Gain on sale of real estate assets .............................     (2,941)     (2,666)
         Gain on sale of available-for-sale securities ..................          0         (24)
         Gain on sale of trading securities .............................       (461)          0
         Gain from equity investments ...................................       (217)       (248)
         Net unrealized gains on derivative instruments .................       (466)          0
         Changes in assets and liabilities  (A) .........................      1,014      (2,311)
                                                                            --------    --------

                     Total adjustments ..................................        574      (3,647)
                                                                            --------    --------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      5,689          34
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate assets ....................................       (506)       (252)
   Proceeds from sale of real estate assets .............................      2,993       4,365
   Proceeds from sale of derivative instruments .........................        805           0
   Purchase of available-for-sale securities ............................       (862)     (5,204)
   Proceeds from sale of available-for-sale securities ..................          0          74
   Acquisition of property, plant and equipment .........................       (600)       (119)
   Distributions from equity investments ................................        196         185
                                                                            --------    --------

                     NET CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES      2,026        (951)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
      and loans .........................................................     (1,405)     (1,506)
   Net repayments under credit facilities ...............................       (175)       (175)
   Purchase and retirement of common shares .............................       (235)          0
   Proceeds from exercise of stock options ..............................         45           0
                                                                            --------    --------

                     NET CASH USED IN FINANCING ACTIVITIES ..............     (1,770)     (1,681)
                                                                            --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      5,945      (2,598)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................     17,134      13,575
                                                                            --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $ 23,079    $ 10,977
                                                                            ========    ========

                                  Page 5 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (CONTINUED)
                                   (UNAUDITED)

(A) Changes in assets and  liabilities for the three months ended March 31, 2001 and 2000 are as follows:

                                                  2001      2000
                                                  ----      ----

    Notes and accounts receivable, net ......   ($1,246)   ($4,922)
    Inventories .............................      (940)       206
    Prepaid expenses and other current assets      (182)      (202)
    Deferred income taxes ...................       354         95
    Noncurrent notes receivable .............         3          8
    Other assets ............................        30       (544)
    Accounts payable and accrued liabilities      1,221       (804)
    Income taxes payable ....................       446      2,160
    Other long-term liabilities .............     1,328      1,692
                                                -------    -------

             Total ..........................   $ 1,014    ($2,311)
                                                =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 6 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

BASIS OF PRESENTATION
---------------------

            The accompanying  unaudited  Consolidated  Financial Statements have been  prepared  in  accordance  with  the  instructions  to Form  10-Q  used for quarterly  reports under Section 13 or 15(d) of the  Securities  Exchange Act of
1934, as amended,  and therefore,  do not include all  information and footnotes necessary for a fair presentation of financial  position,  results of operations and cash flows in conformity with accounting  principles  generally  accepted in the United States.

            The consolidated  financial  information included in this report has been  prepared  in  conformity  with the  accounting  principles  and methods of applying those accounting  principles,  reflected in the Consolidated  Financial
Statements  included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.

            The  results  of  operations  for  the  periods  presented  are  not necessarily indicative of the results to be expected for the full year.

MARKETABLE SECURITIES
---------------------

            The aggregate market value of marketable  securities was $45,281 and
$43,253  at March  31,  2001 and  December  31,  2000,  respectively,  while the aggregate  cost  of such  securities  was  $36,304  and  $37,217,  respectively.
Marketable securities consist of the following:

                                           March 31, 2001     December 31, 2000
                                           --------------     -----------------

Available-for-sale securities:
   Corporate equities                          $45,281             $41,488

Trading securities:
   Corporate equities                                0               1,765
                                               ---------           ---------
                                               $45,281             $43,253
                                               =========           =========

INVENTORIES

            The components of inventory are as follows:

                                           March 31, 2001     December 31, 2000
                                           --------------     -----------------

                       Raw materials            $2,955              $2,533
                       Work in process             440                 402
                       Finished goods            2,158               1,678
                                                ------              ------
                                                $5,553              $4,613
                                                ======              ======

                                  Page 7 of 17

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

            As of January 1, 2001,  the Company  adopted  Statement of Financial
Accounting Standards No. 133 "Accounting for Derivative  Instruments and Hedging
Activities" ("SFAS No. 133"), as amended.  As a result of adopting SFAS No. 133, the  Company  recognizes  all  derivative  financial  instruments,  such  as its interest rate swap contract,  in the consolidated  financial  statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the  fair  value of  derivative  financial  instruments  are  either  recognized periodically  in  income or in  stockholders'  equity  as a  component  of other comprehensive  income depending on whether the derivative  financial  instrument qualifies for hedge accounting,  and if so, whether it qualifies as a fair value or cash  flow  hedge.  Generally,  changes  in the  fair  value  of  derivatives accounted  for as fair  value  hedges  are  recorded  in income  along  with the portions of the  changes in the fair  values of the hedged  items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges,  to the extent they are effective as hedges,  are recorded in other
comprehensive   income  net  of  deferred  taxes.  Changes  in  fair  values  of derivatives not qualifying as hedges are reported in income.

            Derivative financial instruments are used by the Company principally in the management of its interest rate exposure. The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future  expense.  The
Swap is  designated  with the  principal  balance  and term of the term loan and qualifies as an effective hedge under SFAS No. 133. Since the Swap is classified as a cash flow  hedge,  the fair value of ($16) at March 31, 2001 is recorded as an accrued  liability in the accompanying  Consolidated  Balance Sheet and other comprehensive  income  has  been  reduced  by  exactly  the same  amount  as the derivative,  with no impact on earnings. The amount paid or received on the Swap is accrued and  recognized as an adjustment of interest  expense  related to the debt.

            Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments in a variety of  securities,  primarily U.S.
investments  in both common and preferred  equity issues and  participates  on a limited basis in transactions  involving derivative financial  instruments.  The
Company is highly selective when  participating in such  transactions.  At March
31, 2001, the fair value of such derivatives was ($339), which is recorded as an
accrued  liability  in  the  accompanying   Consolidated  Balance  Sheet.  These
instruments  do not qualify for hedge  accounting  and therefore  changes in the derivatives  fair value are  recognized  in  earnings.  At March 31,  2001,  the
Company recognized $466 in unrealized gains from derivative  instruments,  which is included in other income and expense,  net in the  accompanying  Consolidated
Statements of Income.

CONTINGENCIES
-------------

            The Company has undertaken the completion of  environmental  studies and/or  remedial  action at Metex' two New Jersey  facilities.  The  Company has previously recorded liabilities in the Consolidated Financial Statements for the estimated potential remediation costs at these facilities.

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

                                  Page 8 of 17

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

                                  Page 9 of 17

EARNINGS PER SHARE

            The following  table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended March 31,
    (Share Data in Thousands)
                                                      2001     2000
                                                      ----     ----

Numerator:
   Net income ....................................   $5,115   $3,681
                                                     ======   ======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares ........    4,707    4,736
Effect of dilutive securities:
   Employee stock options ........................      132       38
                                                     ------   ------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions ...............    4,839    4,774
                                                     ======   ======

Basic earnings per share .........................   $ 1.09   $  .78
                                                     ======   ======

Diluted earnings per share .......................   $ 1.06   $  .77
                                                     ======   ======

COMPREHENSIVE INCOME

            The components of comprehensive income are as follows:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------

                                                                             2001        2000
                                                                             ----        ----

Net income .............................................................   $ 5,115    $ 3,681

Other comprehensive income, net of tax:
   Change in net unrealized gain on available-for-sale securities, net
         of tax (provision) benefit of ($1,026) and $1,091, respectively     1,904     (1,940)

   Change in fair value of cash flow hedge, net of tax benefit of $6 ...       (10)         0
                                                                           -------    -------

                                                                             1,894     (1,940)

Comprehensive income ...................................................   $ 7,009    $ 1,741
                                                                           =======    =======

                                 Page 10 of 17

The components of accumulated other comprehensive income are as follows:

                                                 March 31, 2001    December 31, 2000
                                                 --------------    -----------------
Net unrealized gain on available-
    for-sale securitites, net of tax provision
     of $3,142 and $2,116, respectively ......   $ 5,834              $ 3,930

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit $6 ......................       (10)                   0
                                                 -------              -------

                                                 $ 5,824              $ 3,930
                                                 =======              =======

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

            Operating results of the Company's business segments are as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                             2001          2000
                                             ----          ----

Net revenues and sales:
   Real estate investment and management    $  7,708    $  6,901
   Engineered products ..................      9,258       8,197
                                            --------    --------

                                            $ 16,966    $ 15,098
                                            ========    ========

Operating income:
   Real estate investment and management    $  4,164    $  3,288
   Engineered products ..................        707         443
                                            --------    --------

                                               4,871       3,731

General corporate expenses ..............       (599)       (582)
Other income, net .......................      4,323       3,087
                                            --------    --------

               Income before income taxes   $  8,595    $  6,236
                                            ========    ========

Identifiable assets of the Company's business segments are as follows:

                                        March 31, 2001       December 31, 2000
                                        --------------       -----------------

Real estate investment and management and   $144,203             $136,189
corporate assets

Engineered products .....................     13,763               11,807
                                            --------             --------
                                            $157,966             $147,996
                                            ========             ========

                                 Page 11 of 17

USE OF ESTIMATES
----------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
------------------------------------------

            Revenues  for the three month period ended March 31, 2001 were $17.0 million,  an increase of $1.9 million or 12.4% from  comparable  2000  revenues.
Operating income during this period was $4.3 million versus $3.1 million for the comparable  period in 2000, a 35.7%  increase.  Net income for the first quarter was $5.1 million or $1.09 per basic share compared to net income of $3.7 million or $.78 per basic share for the same period in 2000.  This  represents  an a 40%
increase in earnings per basic share.

REAL ESTATE OPERATIONS
----------------------

            Rental revenues from real estate operations increased by $807,000 or
11.7% for the three months  ended March 31, 2001  compared to the same period in
2000.  This  increase is primarily  attributable  to certain  retroactive  lease adjustments and increased hotel revenues.

            Mortgage interest expense decreased  $108,000 or 18.2% for the three months ended March 31, 2001,  compared to the corresponding  2000 period, due to continuing mortgage amortization which approximated $5.5 million during the last
12 months.

            Depreciation  expense  associated with rental  properties  decreased
$253,000 or 19.5% for the three months ended March 31, 2001 compared to the same period in 2000. This decrease is primarily due to reduced  depreciation  expense associated with properties sold in 2000.

            Operating expenses associated with the management of real properties increased  $292,000 or 17.0% for the three months ended March 31, 2001  compared to  the  corresponding  period  in  2000,  principally  due to  increased  hotel operating expenses and an increase in professional fees.

                                 Page 12 of 17

ENGINEERED PRODUCTS
-------------------

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

            (In Thousands)                          Three Months Ended March 31,
                                                    -----------------------------

                                                            2001     2000
                                                            ----     ----

            Net Sales ..................................   $9,258   $8,197
                                                           ======   ======

            Cost of Sales ..............................   $6,726   $6,007
                                                           ======   ======

            Selling, General and Administrative Expenses   $1,825   $1,747
                                                           ======   ======

            Income from Operations .....................   $  707   $  443
                                                           ======   ======

            Net sales of the engineered  products segment increased $1.1 million or 12.9% for the three months  ended March 31, 2001  compared to the same period in 2000.  This increase is primarily the result of higher sales in the Company's transformer product line.

            Cost of sales as a percentage of sales  decreased less than 1.0% for the three months ended March 31, 2001  compared to the  corresponding  period in
2000. This slight decrease results from the mix of products sold in each period.

            Selling,  general  and  administrative  expenses  of the  engineered products segment  increased  $78,000 or 4.5% during the three months ended March
31, 2001 versus the  comparable  2000 period.  This increase is primarily due to additional selling costs associated with the higher sales volume noted above.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  increased by $17,000 or 3% for the three month period ended  March 31,  2001,  versus the same period in 2000,  principally  due to an increase  in  professional  fees  offset  by lower  salary  and  salary  related expenses.

                                 Page 13 of 17

OTHER INCOME AND EXPENSE, NET
-----------------------------

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

           (In Thousands)                            Three Months Ended March 31,
                                                     ---------------------------

                                                         2001            2000
                                                         ----            ----

           Gain on sale of real estate assets            $2,941         $2,666

           Gain from sale of trading securities             461              0

           Gain on sale of available-for-sale securities      0             24

           Net unrealized gains on derivative instruments   466              0

           Other                                             61            (8)
                                                         ------        ---------
                                                         $3,929         $2,682
                                                         ======        =========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            At March 31, 2001, the Company's cash and marketable securities were
$68.4 million and working capital was  approximately  $59.6 million.  Management continues to believe the real estate market is overvalued and accordingly recent acquisitions  have  been  limited  to  those  select  properties  that  meet the
Company's  stringent financial  requirements.  Management believes the available working  capital along with the $60.0 million of  availability  on the revolving credit  facility  discussed  below,  puts it in an  opportune  position  to fund acquisitions and grow the portfolio as attractive long-term opportunities become available.

            The Company's portfolio of available-for-sale  securities had a fair market value of approximately $45.3 million at March 31, 2001, reflecting pretax unrealized holding gains of approximately  $9.0 million.  Included in marketable
securities   at  March  31,  2001  was  $27.0  million  of  common  stock  in  a publicly-traded company for which the Company's Chairman of the Board, President and Chief Executive Officer and another Director of the Company are directors.

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which  provides for both a $60.0  million  revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the  three  banks  participates  in the  Revolver  while  only one of the  banks participates in the Term Loan.

                                 Page 14 of 17

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized at 10.5%,  (ii) the lesser of $6.0 million or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the lesser of $10.0 million or 50.0% of the aggregate  annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
March 31, 2001, eligibility under the Revolver was $60.0 million, based upon the above terms.  The credit agreement  contains  certain  financial and restrictive covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company was in  compliance  with all  covenants  at March 31,  2001.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002. At March 31, 2001, there were no amounts outstanding under the Revolver.

            The Term  Loan  bears  interest  at 90 day  LIBOR  plus  1.4% and is payable in quarterly principal installments of $175,000,  with the final payment due on September  30,  2002.  At March 31, 2001,  there was  approximately  $1.1 million outstanding on the Term Loan.

            The Company has an  interest-rate  swap  agreement  (the  "Swap") to effectively  convert its  floating  rate Term Loan to a fixed rate  basis,  thus reducing the impact of interest rate changes on future expense.  Under the Swap, the Company  agreed to exchange with the  counterparty  (a commercial  bank) the difference  between the fixed and floating  rate interest  amounts.  The Swap is classified  as a cash flow hedge and is recorded as an accrued  liability in the accompanying  Consolidated Balance Sheet and other comprehensive income has been reduced by the same amount,  with no impact on earnings.  The differential to be paid or received on the Swap is recognized  over the term of the agreement as an adjustment to interest expense.

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

            The current  liabilities of the Company have  historically  exceeded its current assets principally due to the financing of the purchase of long-term assets  utilizing  short-term  borrowings  and  the  classification  of  current
mortgage   obligations   without  the  corresponding   current  asset  for  such
properties.  Future  financial  statements  may reflect  current  liabilities in excess of  current  assets.  Management  is  confident  that  through  cash flow generated from operations, together with borrowings available under the Revolver and the sale of select assets,  all  obligations  will be satisfied as they come due.

                                 Page 15 of 17

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases in excess of par value have reduced  retained  earnings.  During 2001, the Company  purchased and retired  15,000 shares of the Company's  common stock for  approximately  $235,000.  Future  repurchases of the Company's common stock will also  reduce  retained  earnings  by  amounts  in excess of the par  value.
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

            Funds of the Company in excess of that  needed for working  capital, purchasing real estate and arranging  financing for real estate acquisitions are invested by the Company in corporate equity securities, certificates of deposit, government securities and other financial instruments.

BUSINESS TRENDS
---------------

            Total  revenues  of the  Company  were $17.0  million  for the first quarter of 2001, an increase of $1.9 million or 12.4% from the  comparable  2000 period,  principally  due to a $1.1  million  increase  in net  sales  from  the engineered  products segment and an increase in rental revenues of $807,000 from real estate operations.  Net income during this period was $5.1 million or $1.09 per basic share  compared to net income of $3.7  million or $.78 per basic share for the same period in 2000.

            The results of the Company's real estate operations reflect an 11.7%
increase  in  revenues  for the first  three  months of 2001,  primarily  due to revenues  generated from certain  retroactive  lease  adjustments  and increased hotel revenues.  Operating income from this segment increased  $876,000 over the prior year period,  principally due to the increase in rental revenues discussed above and lower  depreciation  expense  associated with properties sold in 2000.
Reduced  interest  expense due to the continued  amortization  of mortgages also contributed favorably to this segments' operating results.

            Operating  profit from the  engineered  products  segment  increased
$264,000 or 59.6% compared to the corresponding 2000 period,  primarily due to a
12.9% increase in net sales and, in particular  increased sales of the Company's
transformer  product  line.   Management  remains  committed  to  growing  these
businesses  and has continued to  aggressively  pursue new sales  opportunities,
including  new   geographical   markets  for  its  existing   products  and  new
applications for its core technologies.

                                 Page 16 of 17

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

            The  information  called  for by this  item is  provided  under  the caption "Derivative Financial  Instruments" under Item 1 - Notes to Consolidated
Financial Statements.

PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                  UNITED CAPITAL CORP.

Dated:  May 10, 2001              By: /s/Anthony J. Miceli
                                      ----------------------------------------
                                      Anthony J. Miceli
                                      Vice President, Chief Financial Officer
                                      and Secretary of the Company