Form 10-Q
period 2001-06-30
UNITED CAPITAL CORP /DE/
filed 2001-08-10
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934

For the quarterly period ending              June 30, 2001
                               -------------------------------------------------

                                       or

[ ]      Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

      For the transition period from                    to
                                     -------------------------------------------

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

            Common stock, $.10 par value 4,684,915 shares outstanding
                              as of August 6, 2001.

                                  Page 1 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of June 30, 2001 and December 31, 2000                            3

           Consolidated Statements of Income for the
           Three Months Ended June 30, 2001 and 2000                         4

           Consolidated Statements of Income for the
           Six Months Ended June 30, 2001 and 2000                           5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000                       6 - 7

           Notes to Consolidated Financial Statements                   8 - 13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13 - 18

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK                                                      18

                            PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 18

SIGNATURES                                                                  18

                                  Page 2 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                                ----       ----
ASSETS

Current assets:
   Cash and cash equivalents                                 $ 22,633   $ 17,134
   Marketable securities                                       53,615     43,253
   Notes and accounts receivable, net                          10,321      9,057
   Inventories                                                  5,430      4,613
   Prepaid expenses and other current assets                      742        652
                                                             --------   --------

      Total current assets                                     92,741     74,709
                                                             --------   --------

Property, plant and equipment, net                              4,842      4,557
Real property held for rental, net                             55,837     57,133
Noncurrent notes receivable                                       261        243
Other assets                                                   11,324     11,354
                                                             --------   --------

      TOTAL ASSETS                                           $165,005   $147,996
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                      $  5,201   $  5,498
   Borrowings under credit facilities                             700        700
   Accounts payable and accrued liabilities                    10,793      9,193
   Income taxes payable                                         5,440      6,093
   Deferred income taxes                                        4,597        954
                                                             --------   --------

      Total current liabilities                                26,731     22,438
                                                             --------   --------

Borrowings under credit facilities                                175        525
Long-term debt                                                 19,261     21,784
Other long-term liabilities                                    26,747     24,961
Deferred income taxes                                           1,512      1,169
                                                             --------   --------

      TOTAL LIABILITIES                                        74,426     70,877
                                                             --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                   468        472
   Retained earnings                                           79,221     72,717
   Accumulated other comprehensive income, net of tax          10,890      3,930
                                                             --------   --------

      TOTAL STOCKHOLDERS' EQUITY                               90,579     77,119
                                                             --------   --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $165,005   $147,996
                                                             ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                  Page 3 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2001         2000
                                                             ----         ----

REVENUES:
   Net sales                                             $  8,719      $  9,091
   Rental revenues from real estate operations              6,927         6,979
                                                         --------      --------
                     Total revenues                        15,646        16,070
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of sales                                            6,603         6,479
   Real estate operations:
      Mortgage interest expense                               461           567
      Depreciation expense                                  1,057         1,257
      Other operating expenses                              2,099         1,629
   General and administrative expenses                      1,475         1,362
   Selling expenses                                           952         1,052
                                                         --------      --------
                     Total costs and expenses              12,647        12,346
                                                         --------      --------
   Operating income                                         2,999         3,724
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                               426           584
   Interest expense                                          (104)         (134)
   Other income and expense, net                              (43)        2,482
                                                         --------      --------
                     Total other income                       279         2,932
                                                         --------      --------

   Income before income taxes                               3,278         6,656

   Provision for income taxes                               1,270         2,835
                                                         --------      --------

   NET INCOME                                            $  2,008      $  3,821
                                                         ========      ========
   EARNINGS PER SHARE:
      Basic                                              $    .43      $    .81
                                                         ========      ========
      Diluted                                            $    .41      $    .81
                                                         ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 4 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2001         2000
                                                            ----         ----

REVENUES:
   Net sales                                             $ 17,977      $ 17,288
   Rental revenues from real estate operations             14,635        13,880
                                                         --------      --------
                     Total revenues                        32,612        31,168
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of sales                                           13,329        12,486
   Real estate operations:
      Mortgage interest expense                               948         1,162
      Depreciation expense                                  2,102         2,555
      Other operating expenses                              4,111         3,349
   General and administrative expenses                      2,879         2,718
   Selling expenses                                         1,972         2,025
                                                         --------      --------
                     Total costs and expenses              25,341        24,295
                                                         --------      --------
   Operating income                                         7,271         6,873
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                               950         1,168
   Interest expense                                          (234)         (313)
   Other income and expense, net                            3,886         5,164
                                                         --------      --------
                     Total other income                     4,602         6,019
                                                         --------      --------

   Income before income taxes                              11,873        12,892

   Provision for income taxes                               4,750         5,390
                                                         --------      --------
   NET INCOME                                            $  7,123      $  7,502
                                                         ========      ========

   EARNINGS PER SHARE:
      Basic                                              $   1.52      $   1.58
                                                         ========      ========
      Diluted                                            $   1.46      $   1.58
                                                         ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 5 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      2001       2000
                                                                      ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  7,123    $  7,502
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                               2,835       3,207
         Purchase of trading securities                                (54)          0
         Proceeds from sale of trading securities                    2,287           0
         Gain on sale of real estate assets                         (3,035)     (3,544)
         Gain on sale of available-for-sale securities                (128)     (1,643)
         Gain on sale of trading securities                           (461)          0
         Gain on sale of derivative instruments                       (521)          0
         Gain from equity investments                                 (434)       (496)
         Net unrealized loss on derivative instruments                 304           0
         Changes in assets and liabilities  (A)                       (595)     (2,150)
                                                                  --------    --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES       7,321       2,876
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate assets                                  (862)       (450)
   Proceeds from sale of real estate assets                          3,091       7,865
   Proceeds from sale of derivative instruments                      1,606           0
   Purchase of available-for-sale securities                        (1,853)    (14,947)
   Proceeds from sale of available-for-sale securities                 577       7,699
   Acquisition of property, plant and equipment                       (979)       (355)
   Distributions from equity investments                               391         369
                                                                  --------    --------
                     NET CASH  PROVIDED BY INVESTING ACTIVITIES      1,971         181
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
      and loans                                                     (2,820)     (3,076)
   Net repayments under credit facilities                             (350)       (350)
   Purchase and retirement of common shares                           (695)        (60)
   Proceeds from exercise of stock options                              72           0
                                                                  --------    --------
                     NET CASH USED IN FINANCING ACTIVITIES          (3,793)     (3,486)
                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 5,499        (429)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      17,134      13,575
                                                                  --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 22,633    $ 13,146
                                                                  ========    ========

                                  Page 6 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (CONTINUED)
                                   (UNAUDITED)

(A)   Changes in assets and  liabilities  for the six months ended June 30, 2001 and 2000 are as follows:

                                                              2001       2000
                                                              ----       ----

               Notes and accounts receivable, net          ($1,264)   ($6,799)
               Inventories                                    (817)       138
               Prepaid expenses and other current assets       (90)      (100)
               Deferred income taxes                           216        189
               Noncurrent notes receivable                     (18)        16
               Other assets                                     34       (539)
               Accounts payable and accrued liabilities        211       (272)
               Income taxes payable                           (653)     3,540
               Other long-term liabilities                   1,786      1,677
                                                           -------    -------

                        Total                              ($  595)   ($2,150)
                                                           =======    =======

      The  accompanying  Notes  to  Consolidated  Financial  Statements  are  an
      integral part of these statements.

                                  Page 7 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

BASIS OF PRESENTATION
---------------------

            The accompanying  unaudited  Consolidated  Financial Statements have been  prepared  in  accordance  with  the  instructions  to Form  10-Q  used for quarterly  reports under Section 13 or 15(d) of the  Securities  Exchange Act of
1934, as amended,  and therefore,  do not include all  information and footnotes necessary for a fair presentation of financial  position,  results of operations and cash flows in conformity with accounting  principles  generally  accepted in the United States of America.

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

MARKETABLE SECURITIES
---------------------

            The aggregate market value of marketable  securities was $53,615 and
$43,253  at June  30,  2001 and  December  31,  2000,  respectively,  while  the aggregate  cost  of such  securities  was  $36,847  and  $37,217,  respectively.
Marketable securities consist of the following:

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------

Available-for-sale securities:
   Corporate equities                          $53,615            $41,488

Trading securities:
   Corporate equities                                0              1,765
                                               -------            -------
                                               $53,615            $43,253
                                               =======            =======

INVENTORIES
-----------

            The components of inventory are as follows:

                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------

                       Raw materials           $ 2,412            $ 2,533
                       Work in process             689                402
                       Finished goods            2,329              1,678
                                               -------            -------
                                               $ 5,430            $ 4,613
                                               =======            =======

                                  Page 8 of 18

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

            Derivative financial instruments are used by the Company principally in the management of its interest rate exposure. The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future  expense.  The
Swap is  designated  with the  principal  balance  and term of the term loan and qualifies as an effective hedge under SFAS No. 133. Since the Swap is classified as a cash flow hedge, the fair value of ($15) at June 30, 2001 is recorded as an accrued  liability  in the  accompanying  Consolidated  Balance  Sheet and other comprehensive  income  has  been  reduced  by  exactly  the same  amount  as the derivative,  with no impact on earnings. The amount paid or received on the Swap is accrued and  recognized as an adjustment of interest  expense  related to the debt.

            Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments in a variety of  securities,  primarily U.S.
investments  in both common and preferred  equity issues and  participates  on a limited basis in transactions  involving derivative financial  instruments.  The
Company is highly selective when participating in such transactions. At June 30,
2001, the fair value of such  derivatives was ($1,087),  which is recorded as an
accrued  liability  in  the  accompanying   Consolidated  Balance  Sheet.  These
instruments  do not qualify for hedge  accounting  and therefore  changes in the derivatives fair value are recognized in earnings. At June 30, 2001, the Company recognized $304 in unrealized  losses and $521 in realized gains from derivative instruments,  which  are  included  in  other  income  and  expense,  net in the accompanying Consolidated Statements of Income.

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

                                  Page 9 of 18

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

                                 Page 10 of 18

EARNINGS PER SHARE
-------------------

            The following  table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months       Six Months
                                                      Ended June 30,    Ended June 30,
                                                      --------------    --------------

                                                      2001      2000    2001     2000
                                                      ----      ----    ----     ----

Numerator:
   Net income                                        $2,008   $3,821   $7,123   $7,502
                                                     ======   ======   ======   ======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares             4,689    4,731    4,698    4,734
Effect of dilutive securities:
   Employee stock options                               251       13      194       18
                                                     ------   ------   ------   ------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                    4,940    4,744    4,892    4,752
                                                     ======   ======   ======   ======

Basic earnings per share                             $  .43   $  .81   $ 1.52   $ 1.58
                                                     ======   ======   ======   ======

Diluted earnings per share                           $  .41   $  .81   $ 1.46   $ 1.58
                                                     ======   ======   ======   ======

COMPREHENSIVE INCOME

            The components of comprehensive income are as follows:

                                                       Three Months            Six Months
                                                      Ended June 30,        Ended June 30,
                                                      --------------        --------------

                                                      2001      2000       2001        2000
                                                      ----      ----       ----        ----

Net income                                        $  2,008   $  3,821    $  7,123    $  7,502

Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities, net of tax
   provisions of $2,726, $1,292, $3,752, and
   $201, respectively
                                                     5,066      2,313       6,970         373

   Change in fair value of cash flow hedge, net
   of tax (provision) benefit of
   $0, $0, $5, and $0, respectively
                                                         1          0         (10)          0
                                                  --------   --------    --------    --------

Comprehensive income                              $  7,075   $  6,134    $ 14,083    $  7,875
                                                  ========   ========    ========    ========

                                 Page 11 of 18

The components of accumulated other comprehensive income are as follows:

                                                        June 30, 2001  December 31, 2000
                                                        -------------  -----------------

Net unrealized gain on available-
    for-sale securities, net of tax provision
     of $5,868 and $2,116, respectively                    $10,900           $3,930

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit $5                                        (10)               0
                                                           -------           ------

                                                           $10,890           $3,930
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

            Operating results of the Company's business segments are as follows:

                                                       Three Months            Six Months
                                                      Ended June 30,         Ended June 30,
                                                      --------------         --------------

                                                     2001       2000        2001       2000
                                                     ----       ----        ----       ----

Net revenues and sales:
   Real estate investment and management          $  6,927    $  6,979    $ 14,635    $ 13,880
   Engineered products                               8,719       9,091      17,977      17,288
                                                  --------    --------    --------    --------
                                                  $ 15,646    $ 16,070    $ 32,612    $ 31,168
                                                  ========    ========    ========    ========

Operating income:
   Real estate investment and management          $  3,310    $  3,526    $  7,474    $  6,814
   Engineered products                                 417         831       1,124       1,274
                                                  --------    --------    --------    --------
                                                     3,727       4,357       8,598       8,088

   General corporate expenses                         (728)       (633)     (1,327)     (1,215)
   Other income, net                                   279       2,932       4,602       6,019
                                                  --------    --------    --------    --------

                     Income before income taxes   $  3,278    $  6,656    $ 11,873    $ 12,892
                                                  ========    ========    ========    ========

Identifiable assets of the Company's business segments are as follows:

                                                            June 30, 2001       December 31, 2000
                                                            -------------       -----------------

               Real estate investment and management and
               corporate assets                               $151,127               $136,189

               Engineered products                              13,878                 11,807
                                                              --------               --------

                                                              $165,005               $147,996
                                                              ========               ========

                                 Page 12 of 18

USE OF ESTIMATES
----------------

            The   preparation  of  financial   statements  in  conformity   with
accounting  principles  generally  accepted  in the  United  States  of  America requires  management to make estimates and assumptions  that affect the reported amounts  of assets and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------

            Revenues  for the three month  period ended June 30, 2001 were $15.6 million,  a decrease of $424 or 2.6% from  comparable  2000 revenues.  Operating income  during  this  period  was  $3.0  million  versus  $3.7  million  for the comparable period in 2000. Net income for the second quarter was $2.0 million or
$.43 per basic share  compared  to net income of $3.8  million or $.81 per basic share for the same period in 2000.  The results for the three  months ended June
30,  2000  includes  non-recurring  gains  from the  sale of  available-for-sale securities of $1.6 million.

            Total  revenues for the first six months of 2001 were $32.6  million resulting in operating  income of $7.3  million  versus total  revenues of $31.2 million and operating  income of $6.9 million during the comparable 2000 period.
Net income for the six month period was $7.1 million or $1.52 per basic share in
2001 versus $7.5 million or $1.58 per basic share in 2000, a decrease of 3.8% in basic earnings per share.

REAL ESTATE OPERATIONS
----------------------

            Rental revenues from real estate operations decreased by $52 or less than 1% for the three months ended June 30, 2001 and increased  $755 or 5.4% for the six months  ended June 30,  2001  compared to the  corresponding  periods in
2000. The overall increase for the year to date period is primarily attributable to certain retroactive lease adjustments in the current year.

            Mortgage  interest  expense  decreased  $106 or 18.7%  for the three months ended June 30, 2001,  and $214 or 18.4% for the six months ended June 30,
2001,  compared to the  corresponding  2000 period,  due to continuing  mortgage amortization which approximated $5.5 million during the last 12 months.

            Depreciation  expense  associated with rental  properties  decreased
$200 or 15.9% for the three months  ended June 30,  2001,  and $453 or 17.7% for the six months ended June 30, 2001  compared to the same periods in 2000.  These decreases are  primarily due to reduced  depreciation  expense  associated  with fully depreciated properties and properties sold in 2001 and 2000.

            Operating expenses associated with the management of real properties increased  $470 or 28.9% for the three months  ended June 30, 2001,  and $762 or
22.8% for the six  months  ended June 30,  2001  compared  to the  corresponding periods in 2000,  principally  due to  increased  hotel  operating  expenses and property maintenance expenses.

                                 Page 13 of 18

ENGINEERED PRODUCTS
-------------------

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

                                  Three Months         Six Months
(In Thousands)                   Ended June 30,      Ended June 30,
                                 --------------      --------------

                                 2001      2000     2001       2000
                                 ----      ----     ----       ----

Net Sales                       $8,719   $ 9,091   $17,977   $17,288
                                ======   =======   =======   =======

Cost of Sales                   $6,603   $ 6,479   $13,329   $12,486
                                ======   =======   =======   =======

Selling, General and
      Administrative Expenses   $1,699   $ 1,781   $ 3,524   $ 3,528
                                ======   =======   =======   =======

Income from Operations          $  417   $   831   $ 1,124   $ 1,274
                                ======   =======   =======   =======

            Net sales of the engineered  products segment decreased $372 or 4.1%
for the three months ended June 30, 2001 and increased  $689 or 4.0% for the six months ended June 30, 2001  compared to the same  periods in 2000.  The decrease for the quarter  reflects lower sales in the Company's  automotive  product line due to a general slowdown in the automotive industry,  offset by higher sales in the Company's  transformer  product line.  The increase for the six months ended
June 30, 2001 results  primarily from higher sales in the Company's  transformer product line. However,  such increase was offset by lower sales in the Company's automotive product line.

            Cost of sales as a percentage of sales  increased  4.4% and 1.9% for the three and six months  ended June 30,  2001,  respectively,  compared  to the corresponding periods in 2000,  principally due to the shift of products sold as noted above.

            Selling,  general  and  administrative  expenses  of the  engineered products segment  decreased $82 or 4.6% for the three months ended June 30, 2001 and $4 or less  than 1% for the six  months  ended  June  30,  2001  versus  the comparable  2000 periods.  The decrease for the three months ended June 30, 2001 is primarily due to the lower sales volume noted above.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  increased  by $95 or 14.9% for the three months ended
June 30, 2001 and $112 or 9.2% for the six months  ended June 30,  2001,  versus the same periods in 2000,  principally due to an increase in  professional  fees and higher salary and salary related expenses.

                                 Page 14 of 18

OTHER INCOME AND EXPENSE, NET
-----------------------------

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

                                                    Three Months            Six Months
   (In Thousands)                                  Ended June 30,         Ended June 30,
                                                   --------------         --------------

                                                   2001      2000        2001      2000
                                                   ----      ----        ----      ----

Gain on sale of real estate assets              $    94    $   878    $ 3,035    $ 3,544

Gain on sale of trading securities                    0          0        461          0

Gain on sale of available-for-sale securities       128      1,619        128      1,643

Gain on sale of derivative instruments              521          0        521          0

Net unrealized losses on derivative
      instruments                                  (770)         0       (304)         0

Other                                               (16)       (15)        45        (23)
                                                -------    -------    -------    -------
                                                   $(43)    $2,482     $3,886     $5,164
                                                ========   ========   =======    =======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            At June 30, 2001, the Company's cash and marketable  securities were
$76.2 million and working capital was  approximately  $66.0 million.  Management continues to believe the real estate market is overvalued and accordingly recent acquisitions  have been  limited to select  properties  that meet the  Company's stringent financial requirements.  Management believes available working capital and the $60.0 million of availability on the revolving credit facility discussed below,  puts it in an  opportune  position  to fund  acquisitions  and  grow the portfolio if and when attractive long-term opportunities become available.

            The Company's portfolio of available-for-sale  securities had a fair market value of approximately $53.6 million at June 30, 2001,  reflecting pretax unrealized holding gains of approximately $16.8 million.  Included in marketable
securities   at  June  30,  2001  was  $28.9   million  of  common  stock  in  a
publicly-traded company for which the Company's Chairman of the Board, President and Chief Executive Officer and another Director of the Company are directors.

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which  provides for both a $60.0  million  revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one bank participates in the Term Loan.

                                 Page 15 of 18

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized at 10.5%,  (ii) the lesser of $6.0 million or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the lesser of $10.0 million or 50.0% of the aggregate  annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
June 30, 2001,  eligibility under the Revolver was $60.0 million, based upon the above terms.  The credit agreement  contains  certain  financial and restrictive covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company  was in  compliance  with all  covenants  at June 30,  2001.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002. At June 30, 2001, there were no amounts outstanding under the Revolver.

            The Term  Loan  bears  interest  at 90 day  LIBOR  plus  1.4% and is payable in quarterly principal  installments of $175, with the final payment due on September 30, 2002. At June 30, 2001,  there was $875 outstanding on the Term
Loan.

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

                                 Page 16 of 18

            Previous  purchases  of  the  Company's  common  stock  reduced  the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases in excess of par value reduced  retained  earnings.  During 2001,  the
Company  purchased and retired  40,000 shares of the Company's  common stock for approximately  $695. Future  repurchases of the Company's common stock will also reduce retained  earnings by amounts in excess of the par value.  Repurchases of the Company's  common stock will be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated  transactions, subject to available resources.

            The  cash  needs of the  Company  have  been  satisfied  from  funds generated by current operations and additional  borrowings.  It is expected that future  operational cash needs and the cash required to repurchase the Company's common  stock  will also be  satisfied  from  existing  cash  balances,  ongoing operations and borrowings  under the Revolver.  The primary source of capital to fund additional real estate acquisitions and make additional high-yield mortgage loans will come from existing funds,  borrowings  under the Revolver,  the sale, financing  and  refinancing  of the  Company's  properties  and from third party mortgages  and  purchase  money  notes  obtained  in  connection  with  specific acquisitions.

            In addition to acquiring properties for consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange  for the  Company's  equity  securities.  The Company may also  finance acquisitions of other companies in the future with borrowings from institutional lenders and/or the public or private offerings of debt or equity securities.

            Funds of the Company in excess of that  needed for working  capital, purchasing real estate and arranging  financing for real estate acquisitions are invested by the Company in corporate equity securities, certificates of deposit, government securities and other financial instruments.

BUSINESS TRENDS
---------------

            Total  revenues of the Company were $32.6 million for the first half of 2001,  an increase of $1.4 million or 4.6% from the  comparable  2000 period, principally  due to an  increase  in rental  revenues  of $755 from real  estate operations  and a $689  increase  in net  sales  from  the  engineered  products segment. Net income during this period was $7.1 million or $1.52 per basic share compared  to net income of $7.5  million  or $1.58 per basic  share for the same period in 2000.

            The results of the Company's real estate  operations  reflect a 5.4%
increase in revenues for the first six months of 2001, primarily due to revenues generated  from  certain  retroactive  lease  adjustments  in the current  year.
Operating  income from this segment  increased  $660 over the prior year period, principally  due to the increase in rental  revenues  discussed  above,  reduced interest  expense  due to the  continued  amortization  of  mortgages  and lower depreciation expense associated with fully depreciated properties and properties sold in 2001 and 2000, offset by increased operating expenses.

            Operating income from the engineered products segment during the first six months of 2001 decreased $150 or 11.8% compared to the corresponding
2000 period, primarily due to a 1.9% increase in cost of sales as a percentage of sales, offset by a 4% increase in net sales. This decrease is mainly the result of the change in the mix of products sold and a general slowdown in the automotive industry.

                                 Page 17 of 18

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

PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2001, the Company held its Annual Meeting of  Stockholders,  whereby the stockholders elected Directors. The vote on such matter was as follows:

                                                   For             Withheld
                  A.F. Petrocelli               4,679,053           2,318
                  Howard M. Lorber              4,679,053           2,318
                  Anthony J. Miceli             4,679,053           2,318
                  Arnold S. Penner              4,679,053           2,318
                  Robert M. Mann                4,679,053           2,318

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Reports on Form 8-K.
            On July 12,  2001,  the Company  filed a Current  Report on Form 8-K with the Securities and Exchange Commission under Item 4 to report a change in its certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                     UNITED CAPITAL CORP.

Dated:  August 6, 2001               By: /s/ Anthony J. Miceli
                                         -----------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

                                 Page 18 of 18