Form 10-Q
period 2001-09-30
UNITED CAPITAL CORP /DE/
filed 2001-11-02
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934

For the quarterly period ending          September 30, 2001
                               -------------------------------------------------

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

            Common stock, $.10 par value 4,671,015 shares outstanding
                             as of November 1, 2001.

                                  Page 1 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of September 30, 2001 and December 31, 2000                        3

           Consolidated Statements of Income for the
           Three Months Ended September 30, 2001 and 2000                     4

           Consolidated Statements of Income for the
           Nine Months Ended September 30, 2001 and 2000                      5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000                  6 - 7

           Notes to Consolidated Financial Statements                     8 - 13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13 - 18

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK                                                        18

                            PART II OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   18

SIGNATURES                                                                    18

                                  Page 2 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                               2001       2000
                                                               ----       ----

ASSETS

Current assets:
   Cash and cash equivalents                                 $ 41,507   $ 17,134
   Marketable securities                                       27,314     43,253
   Notes and accounts receivable, net                          10,924      9,057
   Inventories                                                  5,174      4,613
   Prepaid expenses and other current assets                      644        652
   Deferred income taxes                                          100          0
                                                             --------   --------
      Total current assets                                     85,663     74,709
                                                             --------   --------

Property, plant and equipment, net                              4,744      4,557
Real property held for rental, net                             55,098     57,133
Noncurrent notes receivable                                       255        243
Other assets                                                   11,300     11,354
Deferred income taxes                                             812          0
                                                             --------   --------

      TOTAL ASSETS                                           $157,872   $147,996
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                      $  5,039   $  5,498
   Borrowings under credit facilities                             700        700
   Accounts payable and accrued liabilities                    10,096      9,193
   Income taxes payable                                         5,620      6,093
   Deferred income taxes                                            0        954
                                                             --------   --------
      Total current liabilities                                21,455     22,438
                                                             --------   --------

Borrowings under credit facilities                                  0        525
Long-term debt                                                 17,999     21,784
Other long-term liabilities                                    31,621     24,961
Deferred income taxes                                               0      1,169
                                                             --------   --------
      TOTAL LIABILITIES                                        71,075     70,877
                                                             --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                   467        472
   Retained earnings                                           84,091     72,717
   Accumulated other comprehensive income, net of tax           2,239      3,930
                                                             --------   --------
      TOTAL STOCKHOLDERS' EQUITY                               86,797     77,119
                                                             --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $157,872   $147,996
                                                             ========   ========

                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                                  Page 3 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2001         2000
                                                             ----         ----

REVENUES:
   Net sales                                             $  8,119      $  8,354
   Rental revenues from real estate operations              6,790         7,235
                                                         --------      --------
                     Total revenues                        14,909        15,589
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of sales                                            6,112         5,967
   Real estate operations:
      Mortgage interest expense                               439           539
      Depreciation expense                                  1,063         1,250
      Other operating expenses                              1,812         1,918
   General and administrative expenses                      1,344         1,443
   Selling expenses                                           860           981
                                                         --------      --------
                     Total costs and expenses              11,630        12,098
                                                         --------      --------
   Operating income                                         3,279         3,491
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                               457           508
   Interest expense                                          (108)         (130)
   Other income and expense, net                            5,025         3,813
                                                         --------      --------
                     Total other income                     5,374         4,191
                                                         --------      --------

   Income before income taxes                               8,653         7,682

   Provision for income taxes                               3,460         3,010
                                                         --------      --------
   NET INCOME                                            $  5,193      $  4,672
                                                         ========      ========

   EARNINGS PER SHARE:
      Basic                                              $   1.11      $    .99
                                                         ========      ========
      Diluted                                            $   1.05      $    .97
                                                         ========      ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 4 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2001         2000
                                                            ----         ----

REVENUES:
   Net sales                                             $ 26,096      $ 25,642
   Rental revenues from real estate operations             21,425        21,115
                                                         --------      --------
                     Total revenues                        47,521        46,757
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of sales                                           19,441        18,453
   Real estate operations:
      Mortgage interest expense                             1,387         1,701
      Depreciation expense                                  3,165         3,805
      Other operating expenses                              5,923         5,267
   General and administrative expenses                      4,223         4,161
   Selling expenses                                         2,832         3,006
                                                         --------      --------
                     Total costs and expenses              36,971        36,393
                                                         --------      --------

   Operating income                                        10,550        10,364
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                             1,407         1,676
   Interest expense                                          (342)         (443)
   Other income and expense, net                            8,911         8,977
                                                         --------      --------
                     Total other income                     9,976        10,210
                                                         --------      --------

   Income before income taxes                              20,526        20,574

   Provision for income taxes                               8,210         8,400
                                                         --------      --------
   NET INCOME                                            $ 12,316      $ 12,174
                                                         ========      ========

   EARNINGS PER SHARE:
      Basic                                              $   2.63      $   2.57
                                                         ========      ========
      Diluted                                            $   2.50      $   2.56
                                                         ========      ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 5 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               2001        2000
                                                                               ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 12,316    $ 12,174
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                         4,227       4,819
         Purchase of trading securities                                          (54)          0
         Proceeds from sale of trading securities                              2,287           0
         Gain on sale of real estate assets                                   (3,936)     (4,451)
         Gain on sale of available-for-sale securities                        (3,470)     (4,513)
         Gain on sale of trading securities                                     (461)          0
         Gain on sale of derivative instruments                               (1,304)          0
         Gain from equity investments                                           (651)       (744)
         Net unrealized loss on derivative instruments                           335           0
         Changes in assets and liabilities  (A)                                1,203       1,426
                                                                            --------    --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES                10,492       8,711
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate assets                                          (1,400)       (690)
   Proceeds from sale of real estate assets                                    4,207       8,957
   Proceeds from sale of derivative instruments                                2,351           0
   Purchase of available-for-sale securities                                  (4,158)    (24,170)
   Proceeds from sale of available-for-sale securities                        19,202      14,712
   Acquisition of property, plant and equipment                               (1,191)       (607)
   Distributions from equity investments                                         586         537
                                                                            --------    --------
                     NET CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES     19,597      (1,261)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
      and loans                                                               (4,244)     (4,627)
   Net repayments under credit facilities                                       (525)       (525)
   Purchase and retirement of common shares                                   (1,019)        (60)
   Proceeds from exercise of stock options                                        72           0
                                                                            --------    --------
                     NET CASH USED IN FINANCING ACTIVITIES                    (5,716)     (5,212)
                                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     24,373       2,238

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                17,134      13,575
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 41,507    $ 15,183
                                                                            ========    ========

                                  Page 6 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONTINUED)
                                   (UNAUDITED)

(A)   Changes in assets and  liabilities for the nine months ended September 30,
      2001 and 2000 are as follows:

                                                     2001       2000
                                                     ----       ----

      Notes and accounts receivable, net          ($1,867)   ($4,103)
      Inventories                                    (561)      (779)
      Prepaid expenses and other current assets         8       (180)
      Deferred income taxes                        (2,133)       338
      Noncurrent notes receivable                     (13)        22
      Other assets                                     61       (517)
      Accounts payable and accrued liabilities       (479)        94
      Income taxes payable                           (473)     1,562
      Other long-term liabilities                   6,660      4,989
                                                  -------    -------
               Total                              $ 1,203    $ 1,426
                                                  =======    =======

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 7 of 18

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
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

MARKETABLE SECURITIES

            The aggregate market value of marketable  securities was $27,314 and
$43,253 at September  30, 2001 and December  31, 2000,  respectively,  while the aggregate  cost  of such  securities  was  $23,868  and  $37,217,  respectively.
Marketable securities consist of the following:

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------

Available-for-sale securities:
   Corporate equities                        $27,034             $41,488
   Corporate bonds                               280                   0

Trading securities:
   Corporate equities                              0               1,765
                                             -------             -------
                                             $27,314             $43,253
                                             =======             =======

INVENTORIES

            The components of inventory are as follows:

                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------

               Raw materials                 $2,680              $2,533
               Work in process                  720                 402
               Finished goods                 1,774               1,678
                                             ------              ------
                                             $5,174              $4,613
                                             ======              ======

                                  Page 8 of 18

DERIVATIVE FINANCIAL INSTRUMENTS

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

            Derivative financial instruments are used by the Company principally in the management of its interest rate exposure. The Company has entered into an interest rate swap agreement (the "Swap") to modify the interest characteristics of a particular term loan by effectively converting its floating rate to a fixed rate, thus reducing the impact of interest rate changes on future  expense.  The
Swap is  designated  with the  principal  balance  and term of the term loan and qualifies as an effective hedge under SFAS No. 133. Since the Swap is classified as a cash flow hedge,  the fair value of ($2) at September  30, 2001 is recorded as an accrued liability in the accompanying Consolidated Balance Sheet and other comprehensive  income  has  been  reduced  by  exactly  the same  amount  as the derivative,  with no impact on earnings. The amount paid or received on the Swap is accrued and  recognized as an adjustment of interest  expense  related to the debt.

            Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments in a variety of  securities,  primarily U.S.
investments  in both common and preferred  equity issues and  participates  on a limited basis in transactions  involving derivative financial  instruments.  The
Company  is  highly  selective  when  participating  in  such  transactions.  At
September 30, 2001, the fair value of such  derivatives  was ($1,080),  which is recorded as an accrued liability in the accompanying Consolidated Balance Sheet.
These  instruments do not qualify for hedge accounting and therefore  changes in the derivatives fair value are recognized in earnings. For the nine months ended
September 30, 2001, the Company  recognized $335 in unrealized losses and $1,304 in  realized  gains from  derivative  instruments,  which are  included in other income and expense, net in the accompanying Consolidated Statements of Income.

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

                                                      Three Months             Nine Months
                                                   Ended September 30,      Ended September 30,
                                                   -------------------      -------------------

                                                      2001     2000           2001     2000
                                                      ----     ----           ----     ----

Numerator:
   Net income                                        $5,193   $ 4,672        $12,316   $12,174
                                                     ======   =======        =======   =======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares             4,678     4,731          4,691     4,733
Effect of dilutive securities:
   Employee stock options                               289        64            229        22
                                                     ------   -------        -------   -------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                    4,967     4,795          4,920     4,755
                                                     ======   =======        =======   =======

Basic earnings per share                             $ 1.11   $   .99        $  2.63   $  2.57
                                                     ======   =======        =======   =======

Diluted earnings per share                           $ 1.05   $   .97        $  2.50   $  2.56
                                                     ======   =======        =======   =======

COMPREHENSIVE INCOME

            The components of comprehensive income are as follows:

                                                       Three Months          Nine Months
                                                    Ended September 30,   Ended September 30,
                                                    -------------------   -------------------

                                                      2001       2000       2001        2000
                                                      ----       ----       ----        ----

Net income                                         $  5,193    $  4,672    $ 12,316    $ 12,174

Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities, net of tax
   provisions of $4,663, $1,058,
   $910, and $857, respectively                      (8,659)     (1,965)     (1,690)     (1,592)

   Change in fair value of cash flow hedge,  net
   of tax  (provision)  benefit of $(5), $0, $1,
   and $0, respectively                                   8           0          (1)          0
                                                   --------    --------    --------    --------

   Comprehensive income                            ($ 3,458)   $  2,707    $ 10,625    $ 10,582
                                                   ========    ========    ========    ========

                                 Page 11 of 18

The components of accumulated other comprehensive income are as follows:

                                                   September 30, 2001    December 31, 2000
                                                   ------------------    -----------------
Net unrealized gain on available-
    for-sale securities, net of tax provision
     of $1,206 and $2,116, respectively                $ 2,240             $ 3,930

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit $1 and $0, respectively                (1)                  0
                                                       -------             -------
                                                       $ 2,239             $ 3,930
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

            Operating results of the Company's business segments are as follows:

                                                      Three Months          Nine Months
                                                   Ended September 30,   Ended September 30,
                                                   -------------------   -------------------

                                                   2001         2000        2001       2000
                                                   ----         ----        ----       ----

Net revenues and sales:
   Real estate investment and management          $  6,790    $  7,235    $ 21,425    $ 21,115
   Engineered products                               8,119       8,354      26,096      25,642
                                                  --------    --------    --------    --------
                                                  $ 14,909    $ 15,589    $ 47,521    $ 46,747
                                                  ========    ========    ========    ========

Operating income:
   Real estate investment and management          $  3,476    $  3,528    $ 10,950    $ 10,342
   Engineered products                                 393         581       1,517       1,855
                                                  --------    --------    --------    --------
                                                     3,869       4,109      12,467      12,197

   General corporate expenses                         (590)       (618)     (1,917)     (1,833)
   Other income, net                                 5,374       4,191       9,976      10,210
                                                  --------    --------    --------    --------
                     Income before income taxes   $  8,653    $  7,682    $ 20,526    $ 20,574
                                                  ========    ========    ========    ========

Identifiable assets of the Company's business segments are as follows:

                                                                September 30, 2001  December 31, 2000
                                                                ------------------  -----------------

               Real estate investment and management and
               corporate assets                                       $143,998            $136,189

               Engineered products                                      13,874              11,807
                                                                      --------            --------

                                                                      $157,872            $147,996
                                                                      ========            ========

                                 Page 12 of 18

USE OF ESTIMATES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

            Revenues for the three month period  ended  September  30, 2001 were
$14,909,  a decrease of $680 or 4.4% from  comparable  2000 revenues.  Operating income during this period was $3,279 versus $3,491 for the comparable  period in
2000.  Net income  for the third  quarter  was  $5,193 or $1.11 per basic  share compared  to net income of $4,672 or $.99 per basic share for the same period in
2000.  The results for the three months ended  September  30, 2001 include gains from the sale of  available-for-sale  securities and  derivative  instruments of
$4,125 versus $2,870 for the comparable 2000 period.

            Total  revenues  for the first  nine  months  of 2001  were  $47,521 resulting in operating  income of $10,550  versus total  revenues of $46,757 and operating  income of $10,364 during the comparable  2000 period.  Net income for the nine  month  period  was  $12,316  or $2.63 per basic  share in 2001  versus
$12,174 or $2.57 per basic share in 2000, a 2.3% increase in basic  earnings per share.

REAL ESTATE OPERATIONS

            Rental revenues from real estate  operations  decreased $445 or 6.2%
for the three months ended September 30, 2001 and increased $310 or 1.5% for the nine months ended  September 30, 2001 compared to the  corresponding  periods in
2000. The overall increase for the year to date period is primarily attributable to  certain  retroactive  lease  adjustments  in the  current  year,  offset  by decreased hotel revenues.

            Mortgage  interest  expense  decreased  $100 or 18.6%  for the three months ended  September  30,  2001,  and $314 or 18.5% for the nine months ended
September 30, 2001, compared to the corresponding 2000 period, due to continuing mortgage amortization which approximated $5,528 during the last 12 months.

            Depreciation  expense  associated with rental  properties  decreased
$187 or 15.0% for the three months ended  September 30, 2001,  and $640 or 16.8%
for the nine months  ended  September  30, 2001  compared to the same periods in
2000.  These  decreases  are  primarily  due  to  reduced  depreciation  expense associated  with fully  depreciated  properties and properties  sold in 2001 and
2000.

            Other  operating  expenses  associated  with the  management of real properties decreased $106 or 5.5% for the three months ended September 30, 2001, and  increased  $656 or 12.5%  for the nine  months  ended  September  30,  2001 compared to the corresponding periods in 2000. The overall increase for the year to date period is principally due to increased  property  maintenance  expenses, including real estate taxes and insurance and hotel operating expenses.

                                 Page 13 of 18

ENGINEERED PRODUCTS

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

                                            Three Months                      Nine Months
      (In Thousands)                     Ended September 30,                Ended September 30,
                                         -------------------                -------------------

                                         2001            2000                2001               2000
                                         ----            ----                ----               ----

Net Sales                               $8,119         $ 8,354             $26,096             $25,642
                                        ======         =======             =======             =======

Cost of Sales                           $6,112         $ 5,967             $19,441             $18,453
                                        ======         =======             =======             =======

Selling, General and
      Administrative Expenses           $1,614         $ 1,806             $ 5,138             $ 5,334
                                        ======         =======             =======             =======

Income from Operations                  $  393         $   581             $ 1,517             $ 1,855
                                        ======         =======             =======             =======

            Net sales of the engineered  products segment decreased $235 or 2.8%
for the three months ended September 30, 2001 and increased $454 or 1.8% for the nine months ended  September 30, 2001 compared to the same periods in 2000.  The decrease for the quarter  reflects lower sales in the Company's  transformer and engineered  component  product  lines,  offset by higher sales in the  Company's automotive  product line.  The increase for the nine months ended  September 30,
2001  results  primarily  from higher  sales in the  Company's  transformer  and automotive  product  lines  partially  offset  by lower  sales in the  Company's engineered components product line.

            Cost of sales as a percentage of sales  increased  3.9% and 2.5% for the three and nine months ended  September 30, 2001,  respectively,  compared to the corresponding  periods in 2000,  principally due to the mix of products sold as noted above.

            Selling,  general  and  administrative  expenses  of the  engineered products  segment  decreased $192 or 10.6% for the three months ended  September
30, 2001 and $196 or 3.7% for the nine months  ended  September  30, 2001 versus the  comparable  2000 periods.  The decrease for the three and nine months ended
September 30, 2001 is primarily due to cost containment  efforts and operational efficiencies implemented by management.

GENERAL AND ADMINISTRATIVE EXPENSES

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  decreased  by $28 or 4.5% for the three  months ended
September 30, 2001 and increased $84 or 4.6% for the nine months ended September
30, 2001,  versus the same periods in 2000. The overall increase for the year to date period is principally  due to an increase in  professional  fees and higher salary and salary related expenses.

                                 Page 14 of 18

OTHER INCOME AND EXPENSE, NET

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

                                                Three Months            Nine Months
   (In Thousands)                            Ended September 30,     Ended September 30,
                                             -------------------     -------------------

                                                 2001       2000       2001       2000
                                                 ----       ----       ----       ----

Gain on sale of real estate assets              $   901    $   907   $ 3,936    $ 4,451

Gain on sale of trading securities                    0          0       461          0

Gain on sale of available-for-sale securities     3,342      2,870     3,470      4,513

Gain on sale of derivative instruments              783          0     1,304          0

Net unrealized losses on derivative
      instruments                                   (31)         0      (335)         0

Other                                                30         36        75         13
                                                -------    -------   -------    -------
                                                $ 5,025    $ 3,813   $ 8,911    $ 8,977
                                                =======    =======   =======    =======

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2001, the Company's cash and marketable  securities were $68,821 and working capital was approximately $64,208. Management continues to  believe  the  real  estate  market  is  overvalued  and  accordingly  recent acquisitions  have been  limited to select  properties  that meet the  Company's stringent financial requirements.  Management believes available working capital and the $60.0 million of availability on the revolving credit facility discussed below,  puts it in an  opportune  position  to fund  acquisitions  and  grow the portfolio if and when attractive long-term opportunities become available.

            The Company's portfolio of available-for-sale  securities had a fair market value of approximately  $27,314 at September 30, 2001,  reflecting pretax unrealized  holding  gains  of  approximately  $3,446.  Included  in  marketable
securities   at   September   30,  2001  was  $22,029  of  common   stock  in  a
publicly-traded company for which the Company's Chairman of the Board, President and Chief Executive Officer and another Director of the Company are directors.

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which  provides for both a $60.0  million  revolving credit facility ("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one bank participates in the Term Loan.

                                 Page 15 of 18

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized at 10.5%,  (ii) the lesser of $6.0 million or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the lesser of $10.0 million or 50.0% of the aggregate  annualized and normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized at 12.0% and (iv) the lesser of $10.0 million or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
September 30, 2001, eligibility under the Revolver was $60.0 million, based upon the above terms. The credit agreement contains certain financial and restrictive covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company was in compliance  with all covenants at September 30, 2001.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002.  At  September  30,  2001,  there  were no amounts  outstanding  under the
Revolver.

            The Term  Loan  bears  interest  at 90 day  LIBOR  plus  1.4% and is payable in quarterly principal  installments of $175, with the final payment due
September  30, 2002.  At September 30, 2001,  $700 was  outstanding  on the Term
Loan.

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

                                 Page 16 pf 18

            Previous  purchases  of  the  Company's  common  stock  reduced  the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases in excess of par value reduced  retained  earnings.  During 2001,  the
Company  purchased and retired  53,900 shares of the Company's  common stock for approximately $1,019. Future repurchases of the Company's common stock will also reduce retained  earnings by amounts in excess of the par value.  Repurchases of the Company's  common stock will be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated  transactions, subject to available resources.

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

BUSINESS TRENDS

            Total revenues of the Company were $47,521 for the first nine months of  2001,  an  increase  of  $764 or  1.6%  from  the  comparable  2000  period, principally  due to a $454  increase in net sales from the  engineered  products segment and an increase in rental revenues of $310 from real estate  operations.
Net income  during this period was $12,316 or $2.63 per basic share  compared to net income of $12,174 or $2.57 per basic share for the same period in 2000.

            The results of the Company's real estate  operations  reflect a 1.5%
increase  in  revenues  for the  first  nine  months of 2001,  primarily  due to revenues  generated from certain  retroactive  lease  adjustments in the current year,  offset by decreased  hotel revenues.  Operating  income from this segment increased  $608 over the prior year period,  principally  due to the increase in rental  revenues  discussed  above,  reduced  interest  expense due to continued
amortization of mortgages and lower  depreciation  expense associated with fully depreciated properties and properties sold in 2001 and 2000, offset by increased operating expenses.

            Operating  income from the  engineered  products  segment during the first nine months of 2001 decreased $338 or 18.2% compared to the  corresponding
2000 period,  primarily  due to a 2.4% increase in cost of sales as a percentage of sales,  offset by a 1.8%  increase in net sales.  The  decrease in  operating income is mainly  the  result of the  change in the mix of  products  sold and a general slowdown in the automotive industry.

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

                                     UNITED CAPITAL CORP.

Dated:  November 1, 2001             By: /s/Anthony J. Miceli
                                         --------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

                                 Page 18 of 18