Form 10-K
period 2001-12-31
UNITED CAPITAL CORP /DE/
filed 2002-03-11
CIK 65358

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 December 31, 2001
                         -------------------------------------------------------
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                               -------------------------------------------------

Commission file number                         1-10104
                      ----------------------------------------------------------

                               UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)

              Delaware                                       04-2294493
---------------------------------------         --------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

    9 Park Place, Great Neck, New York                    11021
----------------------------------------        --------------------------------
(Address of principal executive offices)                (Zip code)

Company's telephone number, including area code:        (516) 466-6464
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class            Name of Each Exchange on Which Registered
---------------------------------------  -----------------------------------------
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

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by nonaffiliates  of  the  Company  as  of  February  25,  2002  was  approximately
$27,940,000.

The number of shares of the Company's $.10 par value common stock outstanding as of February 25, 2002 was 4,641,015.

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

Description of Business
-----------------------

            Real Estate Investment and Management
            -------------------------------------

The Company is engaged in the business of investing in and managing  real estate properties and the making of high-yield,  short-term  loans secured by desirable properties.  Most real estate  properties  owned by the Company are leased under net leases whereby the tenants are responsible for all expenses  relating to the leased premises,  including  taxes,  utilities,  insurance and maintenance.  The
Company also owns  properties  that it manages which are operated by the City of
New York as  day-care  centers  and  offices  and  other  properties  leased  as department stores,  hotels and shopping centers around the country. In addition, the Company owns properties  available for sale and lease with the assistance of a consultant or realtor working in the locale of the premises.

The majority of properties  are leased to single  tenants.  Exclusive of a South
Plainfield,  New  Jersey  property,  95.5% of the total  square  footage  of the
Company's properties were leased as of December 31, 2001.

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

The Company also manufactures  transformer products marketed under several brand names including AFP Transformers,  Field  Transformer,  ISOREG and EPOXYCAST(TM)
for a wide variety of industrial  and research  applications  including  machine power  transformers,  rectifier and inverter  transformers  and transformers for heating.

Sales by the engineered  products  segment to its largest customer (in excess of
10.0% of the segment's net sales)  accounted for 14.0%,  15.8%, and 17.0% of the segment's sales for 2001, 2000, and 1999, respectively.

            Summary Financial Information
            -----------------------------

The following table sets forth the revenues,  operating  income and identifiable assets of each business segment of the Company for 2001, 2000, and 1999.

(In Thousands)                                               2001                2000                 1999
                                                        ---------------     ---------------      --------------

Real Estate Investment and Management
-------------------------------------

Rental revenues                                             $27,804              $28,237             $29,202
                                                        ===============     ===============      ==============

Operating income                                            $13,970              $14,147             $14,079
                                                        ===============     ===============      ==============

Identifiable assets, including corporate assets            $166,562             $136,189            $122,112
                                                        ===============     ===============      ==============

Engineered Products
-------------------

Net sales                                                   $33,792              $34,095             $30,500
                                                        ===============     ===============      ==============

Operating income                                             $1,912               $2,261              $1,855
                                                        ===============     ===============      ==============

Identifiable assets                                         $12,429              $11,807             $11,620
                                                        ===============     ===============      ==============

            Distribution
            ------------

The Company's  manufactured products are distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

            Product Methods and Sources of Raw Materials
            --------------------------------------------

The  Company's  products are  manufactured  at its own  facilities  and a leased facility in Mexico.  Raw materials are purchased from a wide range of suppliers.
Most  raw  materials  purchased  by  the  Company  are  available  from  several suppliers.  Certain  imported  raw  materials  used by the Company have been the subject  of  international  trade  disputes  and may  become  subject  to new or additional  tariffs  which  could  also  affect the cost of  domestic  supplies.
Although  management  does not  expect  such  matters  to  adversely  effect the
Company's financial position,  it is uncertain at this time what effect, if any, such events will have on the cost of such materials. The Company has not had and does not expect to have any problems  fulfilling  its raw material  requirements during 2002.

          Patents and Trademarks
          ----------------------

The Company owns several  patents,  patent  licenses and  trademarks.  While the
Company  considers  that in the  aggregate  its patents,  patent  licenses,  and trademarks  used in the engineered  products  operations are significant to this segment,  it does not believe that any of them are of such  importance  that the loss of one or more of them would materially  affect its consolidated  financial condition or results of operations.

            Employees
            ---------

At  February  25,  2002,  the  Company  employed   approximately   240  persons,
approximately  150 of which were  covered by a collective  bargaining  agreement that expires in February 2004. The Company believes that its  relationship  with its employees is good.

            Competition
            -----------

The Company  competes with at least 20 other companies in the sale of engineered products.  The Company emphasizes product  performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

            Backlog
            -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $2.2 million at December 31, 2001 and $3.8 million at December
31,  2000.  The  decrease in backlog is  principally  due to a slow-down  in the growth  in the  Company's  transformer  product  line.  It is  anticipated  that substantially all such 2001 backlog will be filled in 2002. Substantially all of the 2000 backlog was filled in 2001.  The order  backlog  referred to above does not  include  any order  backlog  with  respect  to sales of  knitted  wire mesh components  for  exhaust  emission  control  devices,  exhaust  seals or  airbag components because of the manner in which customer orders are received.

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

In the opinion of  management,  amounts  recovered  from its insurance  carriers under the terms of its  settlement  agreements  should be  sufficient to address these matters and amounts needed in excess,  if any, will be paid gradually over a period of years.  Accordingly,  they should not have a material adverse effect upon the  business,  liquidity  or financial  position of the Company.  However, adverse  decisions  or events,  particularly  as to the merits of the  Company's factual  and legal  basis  could  cause the  Company to change its  estimate  of liability with respect to such matters in the future.

ITEM 2.   PROPERTIES

            Real Property Held for Rental
            -----------------------------

As of February 25, 2002, the Company owned 194 properties  strategically located throughout  the  United  States.  The  properties  are  primarily  leased  under long-term net leases.  The Company's  classification and gross carrying value of its properties at December 31, 2001 are as follows (Dollars in Thousands):

                                                       Gross Carrying                              Number of
                        Description                        Value                 Percentage        Properties
                        -----------                  -------------------      ---------------      ----------

      Shopping centers and retail outlets                 $62,813                   50.5%             24
      Commercial properties                                44,767                   36.0%            118
      Day-care centers and offices                          7,867                    6.3%             12
      Hotel properties                                      4,628                    3.7%              2
      Other                                                 4,332                    3.5%             38
                                                     -------------------      ---------------     -----------

            Total                                        $124,407                  100.0%            194
                                                     ===================      ===============     ===========

The following  summarizes  real  property held for rental by geographic  area at
December 31, 2001 (Dollars in Thousands):

                                                        Gross                Number
                                                      Carrying                 of
                                                        Value              Properties
                                                     -------------     ------------------

            Northeast                                   $42,349              104
            Southeast                                    25,265               32
            Midwest                                      29,402               35
            Southwest                                     6,071                7
            Pacific Coast                                17,461                7
            Pacific Northwest                               980                5
            Rocky Mountain                                2,879                4
                                                     -------------     ------------------

                                                       $124,407              194
                                                     =============     ==================

            Shopping Centers and Retail Outlets
            -----------------------------------

Shopping  centers  and retail  outlets  include 17  department  stores and other properties  primarily  leased under net leases.  The tenants are responsible for taxes,  maintenance  and all other  expenses of the  properties.  The leases for certain  shopping  centers and retail outlets provide for additional rents based on sales  volume and renewal  options at higher  rents.  The  department  stores include 11 properties leased or sub-leased to K-Mart and two Macy's stores, with a total of approximately 884,000, and 364,000,  square feet,  respectively.  The
K-Mart stores are primarily  located in the Midwest region of the United States.
The Macy's stores are located in the Pacific Coast and Southwest  regions of the
United States.

K-Mart filed for  protection  under  Chapter 11 of the U.S.  Bankruptcy  Code on
January 22,  2002.  Although it is currently  uncertain  which  leases,  if any,
K-Mart will reject or affirm as part of its reorganization,  management believes that its leases with K-Mart are at or below the fair market rent for  comparable properties and as a result,  the rejection of one or more leases is not expected to have a material adverse effect on the consolidated  financial position of the
Company.

          Commercial Properties
          ---------------------

Commercial  properties consist of properties leased as 60 restaurants,  18 Midas
Muffler  Shops,   three   convenience   stores,   eight  office   buildings  and
miscellaneous other properties. Commercial properties are primarily leased under net leases which in certain cases, have renewal options at higher rents. Certain of these leases also provide for additional rents based on sales volume.  The 60 restaurants,  located throughout the United States, include properties leased as
McDonalds,  Burger King, Dunkin' Donuts, Pizza Hut, Hardee's,  Wendy's, Kentucky
Fried Chicken and Boston Market.

            Day-Care Centers and Offices
            ----------------------------

The ten  day-care  centers and two  offices  are  located in New York City,  and leased to the City of New York.

            Hotel Properties
            ----------------

The Company's two hotel properties are located in Georgia and California and are
managed  through  a  national  hotel  company  with  local  on-site   management
responsible for all day-to-day  operations of the hotels.  The Board Chairman is the Chairman and President and another  Director of the Company is a director of this publicly traded hotel company.

            Manufacturing Facilities
            ------------------------

The  Company's  engineered  products  are  manufactured  at 970 New Durham Road,
Edison, New Jersey, in a one-story building having  approximately  55,000 square feet of floor space and also in a second facility at 206 Talmadge Road,  Edison,
New Jersey  which has  approximately  55,000  square  feet of floor  space.  The
Company  owns these  facilities  together  with the sites.  Metex also  leases a manufacturing facility in Tijuana,  Mexico with approximately 24,000 square feet of floor space.

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

                                                    High               Low
                                                -------------      --------------

2001                  First quarter                $18.40             $14.50
                      Second quarter                25.50              17.90
                      Third quarter                 24.45              18.70
                      Fourth quarter                21.35              18.90

2000                  First quarter                $18.38             $11.75
                      Second quarter                13.75              11.88
                      Third quarter                 17.50              13.38
                      Fourth quarter                17.00              14.00

As of February  25, 2002,  there were  approximately  350 record  holders of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was $24.20.  The Company has never paid any cash  dividends  on its
Common Stock. The payment of dividends is within the discretion of the Company's
Board of Directors,  however,  in view of potential working capital needs and to finance future growth and as a result of certain  restrictions  in the Company's credit agreement, it is unlikely that the Company will pay any cash dividends on its Common Stock in the near future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

(In Thousands, Except Per Share Data)                                  Year Ended December 31,
--------------------------------------------------------------------------------------------------------------

                                               2001         2000         1999            1998          1997
                                           -----------  -----------   -----------    ------------   ----------

Total revenues                               $61,596        $62,332       $59,702       $58,519       $60,246
                                           ===========  ===========   ===========    ============   ==========

Net income                                   $18,972        $18,278       $13,326       $10,583        $7,465
                                           ===========  ===========   ===========    ============   ==========

Earnings per common share: Basic               $4.05          $3.86         $2.68         $2.03         $1.41
                                           ===========  ===========   ===========    ============   ==========

Total assets                                $178,991       $147,996      $133,732      $126,112      $113,353
Total liabilities                             82,650         70,877        74,676        73,694        75,873
Total stockholders' equity                    96,341         77,119        59,056        52,418        37,480
                                           ===========  ===========   ===========    ============   ==========

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2001 and 2000
-----------------------------------

      General
      -------

The following  discussion of the  Company's  financial  condition and results of operations  should be read in conjunction  with the description of the Company's business  and  properties  contained  in  Items  1  and  2 of  Part  I  and  the
Consolidated Financial Statements and Notes thereto,  included elsewhere in this report.

Total  revenues  generated by the Company  during 2001 were $61.6 million versus revenues of $62.3 million  during 2000.  Operating  income during 2001 was $13.6 million versus $14.3 million for 2000. Net income was $19.0 million or $4.05 per basic share in 2001 versus $18.3 million or $3.86 per basic share in 2000.

      Real Estate Operations
      ----------------------

Rental revenues from real estate  operations  during 2001 decreased  $433,000 or
1.5% compared to 2000. The decrease is primarily attributable to decreased hotel revenues, offset by certain retroactive lease adjustments in the current year.

Mortgage  interest  expense  decreased  $436,000  or 19.5%  for the  year  ended
December 31, 2001 compared to the corresponding  2000 period,  due to continuing mortgage amortization.

Depreciation  expense  associated with real properties held for rental decreased by $818,000 or 16.4% for the year ended  December 31, 2001  compared to the same period in 2000. This

decrease was primarily  attributable to reduced  depreciation expense associated with fully depreciated properties and properties sold in 2001 and 2000.

Other  operating  expenses  associated  with the  management of real  properties increased  approximately  $998,000 or 14.5%  during  2001  versus such  expenses incurred in 2000.  This  increase is primarily  attributable  to increased  real estate  taxes,  insurance,  property  maintenance  expenses and hotel  operating expenses.

      Engineered Products
      -------------------

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating  results of the  engineered  products  segment for the years ended
December 31, 2001 and 2000 are as follows:

(In Thousands)                                                2001         2000
                                                            -------      -------

Net sales                                                   $33,792      $34,095
                                                            =======      =======

Cost of sales                                               $25,083      $24,738
                                                            =======      =======

Selling, general and administrative expenses                $ 6,797      $ 7,096
                                                            =======      =======

Operating income                                            $ 1,912      $ 2,261
                                                            =======      =======

Net sales of the engineered  products segment decreased $303,000 or less than 1%
for the year ended  December  31, 2001  compared  to net sales in the  preceding year. The decrease  reflects lower sales in the Company's  engineered  component product line, offset by higher sales in the Company's automotive and transformer product lines.  These declines were due to the slowing economy and compounded by the tragic events of September 11th.

Cost of sales as a percentage of net sales increased  approximately 2.2% between
2000 and 2001, principally due to the decline in sales noted above.

Selling,  general and administrative expenses of the engineered products segment decreased  $299,000  or 4.2% for the year ended  December  31,  2001  versus the comparable  2000 period.  The decrease is primarily  due to the decline in sales noted above and cost containment efforts implemented by management.

      General and Administrative Expenses
      -----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  approximately  $103,000 or 4.8% during 2001,  compared to such expenses incurred in the preceding year. The increase is principally due to higher salary and salary related expenses and an increase in professional fees.

          Other Income and Expense, Net
          -----------------------------

Other income and expense,  net  increased  approximately  $7.2 million from $9.8 million in 2000 to $17.0  million in 2001.  The increase is  principally  due to increased  net  gains on the sale of real  estate  assets  of $5.7  million  and increased  net gains on the sale of  available-for-sale  securities,  derivative instruments and trading  securities of $2.7 million.  Such increases were offset by net unrealized losses on derivative instruments of $1.4 million.

          Results of Operations 2000 and 1999
          -----------------------------------

Total  revenues  generated by the Company  during 2000 were $62.3 million versus revenues of $59.7 million during 1999.  Operating  income during this period was
$14.3 million versus $13.1 million in 1999, an increase of $1.2 million or 8.9%.
Net  income  was $18.3  million or $3.86 per basic  share in 2000  versus  $13.3 million or $2.68 per basic share in 1999.

          Real Estate Operations
          ----------------------

Rental revenues from real estate  operations  during 2000 decreased  $965,000 or
3.3%  compared to 1999.  This  decrease is primarily  attributable  to increased revenues  in 1999 from the  accounting  treatment  of  certain  property  leases resulting in the  recognition of  non-recurring  revenues in the fourth quarter.
Absent this item, rental revenues  increased  $983,000 or 3.6% primarily from an increase in the Company's hotel revenues.

Mortgage  interest  expense for 2000  decreased  by $388,000 as compared to such expense incurred during 1999. This decrease of 14.8% results from the continuing amortization  of mortgages  during 2000,  including  repayments  associated with properties sold.

Depreciation  expense  associated with real properties held for rental decreased approximately $217,000 or 4.2% from such expense incurred in 1999. This decrease is primarily attributable to properties sold in 2000 and 1999.

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

           (In Thousands)                                      2000         1999
                                                            -------      -------

           Net sales                                        $34,095      $30,500
                                                            =======      =======

           Cost of sales                                    $24,738      $21,808
                                                            =======      =======

           Selling, general and administrative expenses     $ 7,096      $ 6,837
                                                            =======      =======

           Operating income                                 $ 2,261      $ 1,855
                                                            =======      =======

Net sales of the  engineered  products  segment  were  $34.1  million,  an 11.8%
increase  from 1999  revenues.  This  increase is primarily the result of higher sales in 2000 of transformer  products as well as in the engineered products and
European automotive markets of knitted wire products.

Cost of sales as a percentage of net sales increased  approximately 1.5% between
1999 and 2000.  This  increase is  primarily  due to the mix of  products  sold, primarily from the increase in transformer sales, noted above.

Selling,  general and administrative expenses of the engineered products segment increased  $259,000 or 3.8% during  2000,  compared to such costs in 1999.  This increase is principally related to the increase in sales volume and represents a
1.6% decline as a percentage of net sales from 1999.

          General and Administrative Expenses
          -----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased  approximately  $695,000 or 24.4% during 2000  compared to such expenses incurred in 1999. This decrease is primarily due to a reduction in professional fees.

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

          Liquidity and Capital Resources
          -------------------------------

At December 31, 2001, the Company's cash and  marketable  securities  were $96.8
million  and  working  capital  was  approximately  $76.4  million.   Management
continues to believe that the real estate market is overvalued  and  accordingly recent  acquisitions  have been limited to those select properties that meet the
Company's  stringent  financial  requirements.   Management  believes  that

the available  working  capital along with the $60.0 million of  availability on the revolving credit facility  discussed below, puts the Company in an opportune position to fund  acquisitions  and grow the  portfolio  if and when  attractive long-term opportunities become available.

The Company's portfolio of available-for-sale securities had a fair market value
of  approximately  $28.6  million  at  December  31,  2001,   reflecting  pretax
unrealized  holding  gains of  approximately  $9.1  million.  Included  in these marketable  securities  was  approximately  $27.7  million of common  stock in a publicly  traded  company  for which  the Board  Chairman  is the  Chairman  and
President and another Director of the Company is a director.

The Company is the lessor of 11 department  stores that are currently  leased or sub-leased to K-Mart  Corporation  ("K-Mart"),  which filed for protection under
Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002.  In addition,  the
Company holds a 50% interest in a joint  venture  (which is accounted for by the
Company on the equity  basis) that owns two  distribution  centers that are also leased to K-Mart.  Although it is  currently  uncertain  which  leases,  if any,
K-Mart will reject or affirm as part of its reorganization,  management believes that its leases and the leases of the joint  venture with K-Mart are at or below the fair market rent for comparable properties and as a result, the rejection of one or more  leases is not  expected  to have a material  adverse  effect on the consolidated financial position of the Company.

Effective  December 31, 1999, the Company  entered into a credit  agreement with three banks which provides for both a $60.0 million  revolving  credit  facility
("Revolver") and a $1.9 million term loan ("Term Loan"). Each of the three banks participates in the Revolver while only one bank participates in the Term Loan.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.5%, (ii) the lesser of $6.0 million or 60.0% of the aggregate  annualized and normalized  year-to-date  net operating  income of  unencumbered  eligible hotel properties, as defined,  capitalized at 10.5%, (iii) the lesser of $10.0 million or 50.0% of the aggregate  annualized and normalized  year-to-date net operating income of encumbered eligible properties,  as defined,  capitalized at 12.0% and
(iv) the  lesser  of $10.0  million  or the sum of  75.0% of  eligible  accounts receivable and 50.0% of eligible  inventory,  as defined.  At December 31, 2001, eligibility  under the Revolver was $60.0  million,  based upon the above terms.
The credit  agreement  contains  certain  financial and  restrictive  covenants, including minimum consolidated equity,  interest coverage, debt service coverage and  capital  expenditures  (other  than for real  estate).  The  Company was in compliance  with all covenants at December 31, 2001.  The credit  agreement also contains  provisions  which  allow the banks to perfect a security  interest  in certain  operating and real estate assets in the event of a default,  as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear  interest  at the bank's  prime  lending  rate or at the  London  Interbank
Offered Rate ("LIBOR") plus 2.0%. The Revolver  expires on December 31, 2002. At
December 31, 2001, there were no amounts outstanding under the Revolver.

The Term Loan bears  interest  at 90 day LIBOR plus 1.4% (3.3% at  December  31,
2001) and is payable  in  quarterly  installments  of  $175,000,  with the final payment  due  on  September  30,  2002.  At  December  31,  2001,  $525,000  was
outstanding on the Term Loan.

The Company has an  interest-rate  swap  agreement  (the "Swap") to  effectively convert its  floating  rate Term Loan to a fixed rate basis,  thus  reducing the impact of interest rate changes on future  expense.  Under the Swap, the Company agreed to exchange  with the  counterparty  (a commercial  bank) the  difference between the fixed and floating rate interest amounts.  The Swap is classified as a cash flow hedge and is recorded as a component of accounts payable and accrued
liabilities  in  the   accompanying   Consolidated   Balance  Sheets  and  other
comprehensive  income  has been  reduced by the same  amount,  with no impact on earnings. The differential to be paid or received on the Swap is recognized over the term of the agreement as an adjustment to interest expense.

In strategies designed to hedge overall market risk, the Company may sell common stock short and  participate  in put and/or call options.  The Company is highly selective when  participating  in such  transactions.  These  instruments do not qualify for hedge  accounting  and therefore  changes in such  derivatives  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts  payable and accrued  liabilities in the  accompanying  Consolidated
Balance Sheets.

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey  facilities and filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these  matters.  Settlements  have been  reached  with all  carriers  in this matter.  See Note 18,  "Commitments and  Contingencies" of Notes to Consolidated
Financial Statements for further discussion on this matter.

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

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in  capital to zero and  accordingly  current year purchases in excess of par value have reduced  retained  earnings.  During 2001,  the Company
purchased  and  retired  83,900  shares  of  the  Company's   common  stock  for
approximately  $1.8 million.  Future  repurchases of the Company's  common stock will also  reduce  retained  earnings  by  amounts  in excess of the par  value.
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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Market  risk  generally  represents  the risk of loss that may  result  from the potential  change  in  the  value  of a  financial  instrument  as a  result  of fluctuations in interest and currency exchange rates and in equity and commodity prices.  Derivative financial instruments are used by the Company principally in the hedging of overall  market risks and the  management  of its  interest  rate exposure.

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
stock markets.  Most of the Company's  mortgages payable are fixed rate and self amortizing  from the net cash flow of the underlying  properties.  The Company's derivative instruments consist of short stock sales, put and/or call options and the Swap.  Such  derivatives  are  subject  to the  fluctuations  in U.S.  stock markets.  The Company's Term Loan has a variable rate but is effectively  hedged by the Swap, whose notional amount matches the principal balance of the variable rate debt it hedges.

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
Most of the Company's  sales are denominated in U.S.  dollars.  A portion of the
Company's  receivables  are denominated in French Francs or Euro dollars and are exposed

to  changes  in  exchange  rates  with the  U.S.  dollar.  When the U.S.  dollar strengthens  against  the  French  Franc  or  Euro  dollar,  the  value  of  the nonfunctional  currency  sales  decreases.  When the  U.S.  dollar  weakens  the functional  currency amount of sales  increases.  Overall,  the Company is a net receiver of French  Francs or Euro dollars and, as such,  benefits from a weaker dollar but is  adversely  affected by a stronger  dollar  relative to the French
Franc  or  Euro  dollar.  Beginning  in  2002,  all  of the  Company's  European
receivables will be denominated in Euro dollars.

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

The following is a tabular presentation of quantitative market risks at December
31, 2001:

                                                           Principal (Notional) Amount by Expected Maturity
                                               -----------------------------------------------------------------------   Fair
                                                                                                  There-                Value
(Dollars in Thousands)                          2002        2003      2004      2005    2006      after      Total    12/31/01
------------------------------------------------------------------------------------------------------------------------------------

Assets

Available-for-sale securities                  $28,633    $    0    $    0    $    0    $   0    $    0    $ 28,633   $ 28,633
Notes receivable                               $   271    $   37    $   43    $   30    $  28    $  112    $    521   $    575
Average interest rate                             13.8%     11.1%     11.2%     10.9%    10.3%     10.0%

Liabilities

Long-term debt, including current portion
Fixed rate                                     $ 5,047    $4,391    $5,866    $2,338    $ 629    $3,514    $ 21,785   $ 20,372
Average interest rate                              7.2%      7.1%      7.0%      6.9%     7.0%      6.8%

Variable rate                                  $   525    $    0    $    0    $    0    $   0    $    0    $    525   $    495
Average interest rate                              3.3%
   LIBOR +1.40%

Derivative instruments(1)                      $10,155    $    0    $    0    $    0    $   0    $    0    $ 10,155   $ 10,155

Interest Rate Derivative Financial Instruments Related to Variable Rate Debt

Interest rate swaps
     Pay fixed/receive variable                $   525    $    0    $    0    $    0    $   0    $    0    $    525  ($     11)
     Average pay rate                              3.3%
     Average receive rate                          7.7%

(1)         Consisting of short stock sales and put options.

Business Trends
---------------

Total 2001  revenues  were $61.6  million  versus  $62.3  million  during  2000, primarily due to decreased  hotel  revenues and a decrease in net sales from the engineered  products  segment.  Operating  income  during  this period was $13.6 million  versus $14.3 million in 2000. Net income was $19.0 million or $4.05 per basic  share in 2001  versus  $18.3  million  or $3.86 per

basic  share in 2000.  Included  in the  results for the year ended 2001 are net gains from the sale of real estate  assets of $11.0 million and net realized and unrealized  gains  from the sale of  available-for-sale  securities,  derivative instruments and trading securities of $5.9 million.

Real  estate  operations   continue  to  generate   substantial  cash  flow  for
reinvestment  into our lines of business.  Operating  income generated from this segment  during  2001 was  $14.0  million  on  revenues  of $27.8  million.  The long-term nature of the Company's  property leases as well as continued mortgage amortization continues to provide a solid financial base for the results of this segment.

Operating  income  from the  Company's  engineered  products  segment  decreased
$349,000  compared to the 2000 period,  primarily due to lower net sales brought on by the slowing economy and compounded by the tragic events of September 11th.
Management  remains  committed  to growing the  business  and has  continued  to aggressively pursue new sales opportunities,  including new geographical markets for its existing products and new applications for its core technologies.

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

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued Statement of Financial  Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.
144").  SFAS No. 144 modifies the rules for  accounting  for the  impairment  or disposal of  long-lived  assets.  The new rules are effective for the Company on
January 1, 2002.  Management  does not believe that the impact of adopting  SFAS
No.  144 will have a material  effect on the  Company's  consolidated  financial statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 14, "Exhibits,  Financial  Statements and Schedules
and Reports on Form 8-K" and are contained in this Form 10-K,  beginning on page
22.

ITEM 9.           CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

The  Company's  auditors  for the year ended  December 31, 2000 were Ernst &
Young LLP ("Ernst  &  Young").  As stated in the Company's  proxy  statement dated  May  11,  2001,  the  Company  annually  reviews  the  selection  of  its independent  auditors and has solicited  bids from  independent  accountants  to audit the Company's  financial  statements for the year ended December 31, 2001.
As a result of financial and other  considerations  the Audit Committee voted to appoint Grant Thornton LLP as its new independent accountants on July 6, 2001.

Pursuant to item 304(a) of Regulation S-K, the Company reports the following:

(a)         Previous Independent Accountants

            (i)         On July 6, 2001, the Company retained Grant Thornton LLP
                        as its independent certified public accountants in place
                        of Ernst & Young,  who were dismissed as auditors of the
                        Company effective July 6, 2001.

            (ii)        The reports of Ernst & Young on the Company's  financial
                        statements for the past two fiscal years did not contain
                        an adverse  opinion or a disclaimer  of opinion and were
                        not  qualified  or  modified  as to  uncertainty,  audit
                        scope, or accounting principles.

            (iii)       The decision to change  accountants  was  recommended by
                        the Company's  management and separately approved by the
                        Audit Committee of the Board of Directors.

            (iv)        In connection with the audits of the Company's financial
                        statements  for each of the two most recent fiscal years
                        ended December 31, 2000 and through July 6, 2001,  there
                        were no  disagreements  with Ernst & Young on any matter
                        of  accounting   principles   or  practices,   financial
                        statement  disclosure,  or auditing  scope and procedure
                        which,  if not resolved to the  satisfaction  of Ernst &
                        Young,  would have  caused it to make  reference  to the
                        matter in their report.

            (v)         There  were  no  "reportable  events"  as  that  term is
                        described in Item 304 (a) (1) (v) of Regulation S-K.

            (vi)        The Company  has  requested  Ernst & Young  furnish it a
                        letter   addressed  to  the   Securities   and  Exchange
                        Commission  stating  whether  it  agrees  with the above
                        statements.  A copy of that letter,  dated July 12, 2001
                        is  filed  as  Exhibit  16  under  Item  14,  "Exhibits,
                        Financial  Statements  and Schedules and Reports on Form
                        8-K" in this Form 10-K.

(b)         New Independent Accountants

(i)                     The  Company  engaged  Grant  Thornton  LLP as  its  new
                        independent  accountants  effective July 6, 2001. During
                        the two most recent  fiscal  years and  through  July

                        6,  2001,  the  Company  has not  consulted  with  Grant
                        Thornton  LLP   concerning   the   Company's   financial
                        statements,  including  the  application  of  accounting
                        principles  to  a  specified  transaction  (proposed  or
                        completed)  or the type of audit  opinion  that might be
                        rendered on the  Company's  financial  statements or any
                        matter that was either the  subject of a  "disagreement"
                        or "reportable event" (as such terms are defined in Item
                        304 of  Regulation  S-K) with the  previous  independent
                        accountants.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see Note 13,
"Transactions  with  Related  Parties,"  of  Notes  to  Consolidated   Financial
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

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                                              Page
                                                                                              ----

            Report of Independent Certified Public Accountants - Grant Thornton LLP            22
            Report of Independent Auditors - Ernst & Young LLP                             23
            Consolidated Balance Sheets as of December 31, 2001 and 2000                       24
            Consolidated Statements of Income for the Years
               Ended December 31, 2001, 2000, and 1999                                         25
            Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 2001, 2000, and 1999                                               26
            Consolidated Statements of Cash Flows for the
               Years Ended December 31, 2001, 2000, and 1999                                  27-28
            Notes to Consolidated Financial Statements                                        29-46

      (2)   Consolidated Financial Statement Schedules

            Schedule II                --          Allowance for Doubtful Accounts             47
            Schedule III               --          Real Property Held for Rental and
                                                      Accumulated Depreciation                 48
            Schedule IV                --          Mortgage Loans on Real Estate               49

      (3)   Supplementary Data

            Quarterly Financial Data (Unaudited)                                               50

            Schedules  not listed  above are  omitted as not  applicable  or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

No  reports  on Form 8-K were filed by the  Company  during the last  quarter of fiscal 2001.

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
ended December 31, 1980).

                        10.1. 1988 Incentive and Non-Qualified Stock Option Plan
of the Company, as amended (incorporated by reference to exhibit 10.1 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 2000).

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
ended December 31, 1999).

                        16.  Letter  dated July 12,  2001 from Ernst & Young LLP
related to the change in certifying  accountants  (incorporated  by reference to exhibit 16 filed with the Company's report on Form 8-K dated July 12, 2001).

                        *21. Subsidiaries of the Company.

                        *23a.   Auditors'   consent  to  the   incorporation  by
reference in the Company's Registration Statements on Form S-8 as of and for the
year  ended  December  31,  2001  from  Grant  Thornton  LLP  of the  Report  of
Independent Certified Public Accountants included herein.

                        *23b.   Auditors'   consent  to  the   incorporation  by
reference in the  Company's  Registration  Statements  on Form S-8 as of and for
each of the two years in the period  ended  December 31, 2000 from Ernst & Young
LLP of the Report of Independent Auditors included herein.

-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UNITED CAPITAL CORP.

Dated:  February 25, 2002                         By: /s/ A. F. Petrocelli
        -----------------                             ----------------------------------------
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

Dated:  February 25, 2002                         By: /s/ A. F. Petrocelli
        -----------------                             ----------------------------------------
                                                        A. F. Petrocelli
                                                        Chairman, President and
                                                        Chief Executive Officer

Dated:  February 25, 2002                         By: /s/ Howard M. Lorber
        -----------------                             ----------------------------------------
                                                        Howard M. Lorber
                                                        Director

Dated:  February 25,  2002                        By: /s/ Robert M. Mann
        ------------------                            ----------------------------------------
                                                        Robert M. Mann
                                                        Director

Dated:  February 25, 2002                         By: /s/ Anthony J. Miceli
        -----------------                             ----------------------------------------
                                                        Anthony J. Miceli
                                                        Chief Financial Officer,
                                                        Chief Accountant, Secretary and
                                                        Director

Dated:  February 25,  2002                        By: /s/ Arnold S. Penner
        ------------------                            ----------------------------------------
                                                        Arnold S. Penner
                                                        Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the  accompanying  consolidated  balance sheet of United Capital
Corp. and Subsidiaries  (the "Company") as of December 31, 2001, and the related consolidated  statements of income,  stockholders' equity and cash flows for the year then  ended.  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and Subsidiaries as of December 31, 2001, and the consolidated  results of their operations and their  consolidated  cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of
America.

We have also audited the financial  statement  schedules  listed in the Index at
Item 14(a)(2).  In our opinion,  these schedules present fairly, in all material respects, the information required to be set forth therein.

\s\GRANT THORNTON LLP

Melville, New York
February 8, 2002

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
United Capital Corp.:

We have audited the  accompanying  consolidated  balance sheet of United Capital
Corp. and subsidiaries  (the "Company") as of December 31, 2000, and the related consolidated statements of income,  stockholders' equity and cash flows for each of the two  years  in the  period  ended  December  31,  2000.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and subsidiaries as of December 31, 2000, and the consolidated  results of their  operations  and their  cash flows for each of the two years in the period ended  December 31, 2000, in conformity  with  accounting  principles  generally accepted in the United States.

\s\ ERNST & YOUNG LLP

New York, New York
February 14, 2001

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------

                                                                                2001                 2000
                                                                            -------------         -----------
Assets

Current assets:
   Cash and cash equivalents                                                     $68,170             $17,134
   Marketable securities                                                          28,633              43,253
   Notes and accounts receivable, net of allowance for doubtful
     accounts of $328                                                              6,385               9,057
   Inventories                                                                     4,953               4,613
   Prepaid expenses and other current assets                                         871                 652
                                                                            -------------         -----------

      Total current assets                                                       109,012              74,709
                                                                            -------------         -----------

Property, plant and equipment, net                                                 4,525               4,557
Real property held for rental, net                                                52,870              57,133
Noncurrent notes receivable                                                          250                 243
Deferred income taxes                                                              1,026                  --
Other assets                                                                      11,308              11,354
                                                                            -------------         -----------

      Total assets                                                              $178,991            $147,996
                                                                            =============         ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                                           $5,047              $5,498
   Borrowings under credit facilities                                                525                 700
   Accounts payable and accrued liabilities                                       17,937               9,193
   Income taxes payable                                                            7,585               6,093
   Deferred income taxes                                                           1,481                 954
                                                                            -------------         -----------

      Total current liabilities                                                   32,575              22,438
                                                                            -------------         -----------

Borrowings under credit facilities                                                     -                 525
Long-term debt                                                                    16,738              21,784
Other long-term liabilities                                                       33,337              24,961
Deferred income taxes                                                                  -               1,169
                                                                            -------------         -----------

      Total liabilities                                                           82,650              70,877
                                                                            -------------         -----------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 7,500 shares;
      issued and outstanding 4,641 and 4,720 shares, respectively                    464                 472
   Retained earnings                                                              90,000              72,717
   Accumulated other comprehensive income, net of tax                              5,877               3,930
                                                                            -------------         -----------

      Total stockholders' equity                                                  96,341              77,119
                                                                            -------------         -----------

      Total liabilities and stockholders' equity                                $178,991            $147,996
                                                                            =============         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------
                      (In Thousands, Except Per Share Data)
                      -------------------------------------

                                                              2001                   2000                 1999
                                                       -----------------       ----------------      ----------------

Revenues:
   Net sales                                               $33,792                $34,095               $30,500
   Rental revenues from real estate operations              27,804                 28,237                29,202
                                                       -----------------       ----------------      ----------------

                     Total revenues                         61,596                 62,332                59,702
                                                       -----------------       ----------------      ----------------

Costs and expenses:
   Cost of sales                                            25,083                 24,738                21,808
   Real estate operations:
      Mortgage interest expense                              1,796                  2,232                 2,620
      Depreciation expense                                   4,175                  4,993                 5,210
      Other operating expenses                               7,863                  6,865                 7,293
   General and administrative expenses                       5,310                  5,295                 5,810
   Selling expenses                                          3,743                  3,954                 3,875
                                                       -----------------       ----------------      ----------------

                     Total costs and expenses               47,970                 48,077                46,616
                                                       -----------------       ----------------      ----------------

                     Operating income                       13,626                 14,255                13,086
                                                       -----------------       ----------------      ----------------

Other income (expense):
   Interest and dividend income                             1,828                   2,230                 1,886
   Interest expense                                          (436)                   (564)                 (614)
   Other income and expense, net                           16,955                   9,797                 8,266
                                                       -----------------       ----------------      ----------------

                     Total other income                     18,347                 11,463                 9,538
                                                       -----------------       ----------------      ----------------

   Income before income taxes                               31,973                 25,718                22,624

   Provision for income taxes                               13,001                  7,440                 9,298
                                                       -----------------       ----------------      ----------------

   Net income                                              $18,972                $18,278               $13,326
                                                       ================        ================      ================

Earnings per common share:
   Basic                                                    $4.05                   $3.86                 $2.68
                                                       ================        ================      ================

   Diluted                                                  $3.86                   $3.83                 $2.66
                                                       ================        ================      ================

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                          Accumulated
                                                                                            Other
                                             Common Stock Issued  Additional             Comprehensive      Total
                                             -------------------   Paid-in   Retained       Income,      Stockholders' Comprehensive
                                               Shares     Amount   Capital   Earnings     Net of Tax        Equity         Income
                                             ---------  --------  --------- ---------- -------------- --------------  ------------

Balance - January 1, 1999                       5,148      $515    $3,536    $45,429        $2,938        $52,418

Purchase and retirement of common shares         (441)      (44)   (3,675)    (4,084)            0         (7,803)
Proceeds from the exercise of stock options        29         3       139          0             0            142
Net income                                          0         0         0     13,326             0         13,326       $13,326
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $593                     0         0         0          0           973            973           973
                                                                                                                    ------------
Comprehensive income                                                                                                    $14,299
                                             ---------  --------  -------- ---------- ------------- --------------  ============

Balance - December 31, 1999                     4,736       474         0     54,671         3,911         59,056
                                             ---------  --------  -------- ---------- ------------- --------------

Purchase and retirement of common shares          (16)       (2)        0       (232)            0           (234)
Net income                                          0         0         0     18,278             0         18,278       $18,278
Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities,
   net of tax provision of $10                      0         0         0          0            19             19            19
                                                                                                                    ------------
Comprehensive income                                                                                                    $18,297
                                             ---------  --------  -------- ---------- ------------- --------------  ============

Balance - December 31, 2000                     4,720       472         0     72,717         3,930         77,119
                                             ---------  --------  -------- ---------- ------------- --------------

Purchase and retirement of common shares          (84)       (8)        0     (1,761)            0         (1,769)
Proceeds from the exercise of stock options         5         0         0         72             0             72
Net income                                          0         0         0     18,972             0         18,972       $18,972
Other comprehensive income, net of tax:
  Change in net unrealized gain on
  available-for-sale securities,
  net of tax provision of $1,047                    0         0         0          0         1,947          1,947         1,947
                                                                                                                    ------------
Comprehensive income                                                                                                    $20,919
                                             ---------  --------  -------- ---------- ------------- --------------  ============

Balance - December 31, 2001                     4,641      $464        $0    $90,000        $5,877        $96,341
                                             =========  ========  ======== ========== ============= ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of the these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                               2001      2000        1999
                                                                            ---------  --------   ---------

Cash flows from operating activities:
   Net income                                                              $ 18,972    $ 18,278    $ 13,326
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                        5,605       6,328       6,628
         Net gain on sale of available-for-sale securities                   (4,911)     (4,513)          0
         Net gain on sale of trading securities                                (461)          0        (144)
         Net gain on sale of real estate assets                             (10,995)     (5,269)     (6,957)
         Gain from equity investments                                          (868)     (1,227)     (3,601)
         Net gain on sale of derivative instruments                          (1,856)          0           0
         Purchase of trading securities                                         (54)     (1,772)       (700)
         Proceeds from sale of trading securities                             2,287           0         844
         Unrealized loss on trading securities                                    0           7           0
         Net unrealized loss on derivative instruments                        1,374           0           0
         Changes in assets and liabilities (A)                                7,594        (755)     10,920
                                                                           --------    --------    --------

                     Net cash provided by operating activities               16,687      11,077      20,316
                                                                           --------    --------    --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                 (4,488)    (25,024)    (11,439)
   Proceeds from sale of available-for-sale securities                       25,259      15,372           0
   Proceeds from sale of real estate assets                                  12,858       9,890       9,064
   Proceeds from sale of equity investments                                       0           0       1,300
   Proceeds from sale of derivative instruments                              10,939           0           0
   Acquisition of property, plant and equipment                              (1,327)       (798)     (1,775)
   Acquisition of real estate assets                                         (1,774)       (767)     (2,304)
   Distributions from equity investments, net                                   776         767         743
                                                                           --------    --------    --------

                     Net cash provided by (used in) investing activities     42,243        (560)     (4,411)
                                                                           --------    --------    --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                              (5,497)     (6,024)     (6,058)
   Proceeds from mortgage commitments, notes and loans                            0           0       6,560
   Net repayments under credit facilities                                      (700)       (700)     (3,325)
   Purchase and retirement of common shares                                  (1,769)       (234)     (7,803)
   Proceeds from the exercise of stock options                                   72           0         142
                                                                           --------    --------    --------

                     Net cash used in financing activities                   (7,894)     (6,958)    (10,484)
                                                                           --------    --------    --------

                     Net increase in cash and cash equivalents               51,036       3,559       5,421

Cash and cash equivalents, beginning of year                                 17,134      13,575       8,154
                                                                           --------    --------    --------

Cash and cash equivalents, end of year                                     $ 68,170    $ 17,134    $ 13,575
                                                                           ========    ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (CONTINUED)
        -----------------------------------------------------------------
                                 (In Thousands)
                                 --------------

                                                            2001             2000             1999
                                                         ---------         ---------       ---------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:

                   Interest                                $2,265           $2,726           $3,177
                                                           ======           ======           ======

                   Taxes                                   $5,722           $4,114           $4,749
                                                           ======           ======           ======

         (A) Changes in assets and  liabilities for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                                                           2001                2000                   1999
                                                                       ------------        -------------         -------------

                 Notes and accounts receivable, net                      $  2,672             ($ 3,431)            $  2,049
                 Inventories                                                 (340)                (406)                 132
                 Prepaid expenses and other current assets                   (219)                (398)                 (45)
                 Deferred income taxes                                     (2,733)                 420                4,236
                 Noncurrent notes receivable                                   (8)                  27                  (49)
                 Other assets                                                  67                 (475)               2,333
                 Accounts payable and accrued liabilities                  (1,713)                (642)                (986)
                 Income taxes payable                                       1,492                1,093               (1,355)
                 Other long-term liabilities                                8,376                3,057                4,605
                                                                         --------             --------             --------

                          Total                                          $  7,594             ($   755)            $ 10,920
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

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                        ---------------------------------
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

         Income Recognition - Real Estate Operations:
         --------------------------------------------

            The Company  leases  substantially  all of its properties to tenants under net leases which are accounted for as operating leases.  Under this type of lease,  the tenant is  obligated  to pay all  operating costs of the property  including  real estate  taxes,  insurance and repairs and  maintenance.  Gains on sales of real estate  assets and equity  investments are recorded when the gain recognition  criteria under generally accepted accounting  principles in the United States of America have been met.

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

         Marketable Securities:
         ----------------------

            The Company determines the appropriate  classification of securities at the time of purchase and  reassesses the  appropriateness  of the classification  at each  reporting  date. At December 31, 2001,  all marketable  securities  held by the Company have been  classified as available-for-sale  and,  as a result,  are  stated  at fair  value.
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

            Inventory consists of the following components at December 31:

                                                            2001                 2000
                                                       ----------------     ----------------

               Raw materials                                 $2,388               $2,533
               Work in process                                  782                  402
               Finished goods                                 1,783                1,678
                                                       ----------------     ----------------

                                                             $4,953               $4,613
                                                       ================     ================

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

         Research and Development:
         -------------------------

            The Company expenses research,  development and product  engineering costs as  incurred.  Approximately  $77,  $52, and $95 of such costs were incurred by the Company in 2001, 2000, and 1999, respectively.

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

         Derivative Financial Instruments:
         ---------------------------------

            As of January 1, 2001,  the Company  adopted  Statement of Financial
            Accounting Standards No. 133, "Accounting for Derivative Instruments
            and Hedging Activities" ("SFAS No. 133"), as amended. As a result of adopting  SFAS  No.  133,  the  Company  recognizes  all  derivative financial  instruments,  such as its  interest  rate swap  contract, short stock sales and put and/or call options,  in the  consolidated financial  statements  at fair value  regardless  of the  purpose or intent  for  holding  the  instrument.  Changes in the fair value of derivative financial instruments are either recognized  periodically in  income  or in  stockholders'  equity  as a  component  of  other comprehensive  income depending on whether the derivative  financial instrument  qualifies for hedge  accounting,  and if so,  whether it qualifies as a fair value or cash flow hedge. Generally,  changes in the fair value of derivatives accounted for as fair value hedges are recorded  in income  along with the  portions  of the changes in the fair  values of the hedged  items that  relate to the hedged  risks.
            Changes in the fair value of derivatives  accounted for as cash flow hedges, to the extent they are effective as hedges,  are recorded in other  comprehensive  income net of deferred  taxes.  Changes in the fair values for derivatives not qualifying as hedges are reported in income.

            In strategies  designed to hedge overall market risks and manage its interest  rate  exposure,  the Company may sell common  stock short, participate  in put and/or call options and enter into interest rate swap agreements.

            The Company has entered into an interest  rate swap  agreement  (the
            "Swap") to modify the interest  characteristics of a particular term loan by  effectively  converting  its floating  rate to a fixed rate thus reducing the impact of interest rate changes on future expense.
            The Swap is designated  with the  principal  balance and term of the term loan and  qualifies as an  effective  hedge under SFAS No. 133.
            Since the Swap is classified as a cash flow hedge, the fair value of
            ($11) at December  31,  2001 is recorded as a component  of accounts payable and accrued  liabilities  in the  accompanying  Consolidated
            Balance  Sheets and other  comprehensive  income has been reduced by exactly  the  same  amount  as the  derivative,  with no  impact  on earnings.  The amount  paid or  received  on the Swap is accrued and recognized as an adjustment of interest expense related to the debt.
            Since SFAS No. 133 was adopted by the Company as of January 1, 2001, the  fair  value  of the Swap of ($6) at  December  31,  2000 is not recorded in the  consolidated  financial  statements at December 31,
            2000.

Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments  in  a  variety  of  securities, primarily  U.S.  investments  in both  common and  preferred  equity issues and  participates in  transactions  involving bonds and other derivative  financial  instruments,  including short stock sales and put  and/or  call  options.  The  Company is highly  selective  when participating in such  transactions.  At December 31, 2001, the fair value of such  derivatives  was  ($10,155),  which is  recorded as a component  of  accounts  payable  and  accrued  liabilities  in  the accompanying  Consolidated  Balance Sheets. These instruments do not
            qualify  for  hedge   accounting   and  therefore   changes  in  the
            derivatives  fair value are  recognized  in  earnings.  For the year ended  December  31,  2001,  the  Company  recognized  $1,374 in net unrealized  losses and $1,856 in net realized gains from  derivative instruments,  which are included in other income and expense, net in the accompanying Consolidated Statements of Income.

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

         Recent Pronouncements of the Financial Accounting Standards Board:
         -----------------------------------------------------------------

            In August 2001,  the FASB issued  Statement of Financial  Accounting
            Standards  No. 144,  "Accounting  for the  Impairment or Disposal of
            Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived  assets.
            The new rules are  effective  for the  Company  on  January 1, 2002.
            Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's  consolidated financial statements.

(2)   Real Property Held for Rental:
      ------------------------------

      The  Company is the lessor of real estate  under  operating  leases  which expire in various years through 2078.

      The  following is a summary of real  property  held for rental at December
      31:

                                                         2001             2000
                                                    --------------     ------------

            Land                                        $19,922          $20,710
            Buildings                                   104,485          110,285
                                                    --------------     ------------

                                                        124,407          130,995

            Less: Accumulated depreciation              (71,537)         (73,862)
                                                    --------------     ------------

                                                        $52,870          $57,133
                                                    ==============     ============

          In 1998, the Company acquired a property subject to certain contingent liabilities  which  were  estimated  and  capitalized  at the  time of
          acquisition.   During  2000,  these   liabilities  were  resolved  for
          approximately $1,000 less than originally estimated. As a result, real property held for rental was reduced accordingly.

          As of December 31, 2001,  total minimum  future rentals to be received under  noncancellable  leases  for each of the  next  five  years  and thereafter are as follows:

            Year Ended December 31,
               2002                                          $  15,755
               2003                                             14,457
               2004                                             11,815
               2005                                             10,312
               2006                                              6,062
               Thereafter                                       67,559
                                                       ---------------------

            Total minimum future rentals                      $125,960
                                                       =====================

         Minimum  future rentals do not include  additional  rentals that may be received under certain leases which provide for such rentals based upon a  percentage  of  lessees'  sales.  Percentage  rents  included in the determination of net income for 2001, 2000, and 1999 were approximately
         $860, $527, and $1,131, respectively.

(3)   Property, Plant, and Equipment:
      -------------------------------

         Property,  plant,  and equipment is  principally  used in the Company's manufacturing operations and consists of the following at December 31:

                                                   2001                 2000
                                              -------------      ---------------

            Land                                     $28                  $28
            Buildings and improvements             1,428                1,372
            Machinery and equipment               11,920               10,630
                                              -------------      ---------------

                                                  13,376               12,030

            Less: Accumulated depreciation        (8,851)              (7,473)
                                              -------------      ---------------

                                                  $4,525               $4,557
                                              =============      ===============

(4)  Marketable Securities:
     ----------------------

         At December 31, 2001 and 2000, the aggregate market value of marketable securities  was  $28,633  (of which  $27,661  was in a publicly  traded company  for which the  Board  Chairman  and  another  Director  of the
         Company are directors), and $43,253, respectively,  while the aggregate
         cost  of  such  securities  was  $19,582  and  $37,217,   respectively.
         Unrealized  holding gains at December 31, 2001 and 2000 were $5,883 and
         $3,930 on a net of tax basis, respectively. The Company held no trading securities at December 31, 2001.  Unrealized  holding losses on trading securities held at December 31, 2000,  included in the determination of net  income  for 2000 were $7.  Marketable  securities  consist  of the following at December 31:

                                                                 2001              2000
                                                             ------------      ------------
        Available-for-sale securities:
              Corporate equities                                 $28,198           $41,488
              Corporate bonds                                        435                 0
                                                             ------------      ------------
                                                                  28,633            41,488
                                                             ------------      ------------
        Trading securities:
              Corporate equities                                       0             1,765
                                                             ------------      ------------
                                                                 $28,633           $43,253
                                                             ============      ============

         Proceeds from the sale of available-for-sale and trading securities and the resulting net realized gains included in the  determination  of net income are as follows:

                                                    2001                 2000                 1999
                                              ----------------     ----------------     --------------
        Available-for-sale securities:
           Proceeds                              $25,259               $15,372                  $0

           Net realized gains                     $4,911                $4,513                  $0

        Trading securities:
           Proceeds                               $2,287                    $0                $844

           Net realized gains                       $461                    $0                $144

(5)   Notes Receivable:
      -----------------

         Notes receivable consist of the following at December 31:

                                                                    2001               2000
                                                               -------------       -------------

            High yield mortgage loan (a)                               $0              $3,500
            Other                                                     521                 637
                                                               -------------       -------------

                                                                      521               4,137
            Less: Current portion included in notes
               and accounts receivable                                271               3,894
                                                               -------------       -------------

                                                                     $250                $243
                                                               =============       =============

            (a) As of December 31, 2001, the Company's  participation  in a high yield  mortgage  loan  with  a  related  party  participant  was satisfied  (see  Note  13).  This  loan was  secured  by a first mortgage lien on the  property.  The loan bore interest at 14.0%
                and the Company received a commitment fee of 4.0%.

(6)   Other Assets:

         Other assets consist of the following at December 31:

                                                                                          2001                2000
                                                                                      ------------         ------------

            Lease financing (a)                                                        $8,364                $8,272
            Other                                                                       3,815                 3,734
                                                                                      ------------         ------------

                                                                                       12,179                12,006
            Less: Amounts included in prepaid expenses and
                        other current assets                                              871                   652
                                                                                      ------------         ------------

                                                                                      $11,308               $11,354
                                                                                      ============         ============

             (a)  Lease  financing  consists  of a 50.0%  interest  in a limited partnership,  whose principal  assets are two leveraged leases
                  with  K-Mart   Corporation   (see  Note  18).  The   following
                  represents  the  components  of  the  net  investment  in  the leveraged leases at December 31:

                                                                                           2001               2000
                                                                                      ---------------     -------------
            Rentals receivable                                                           $81,583             $85,611
            Residual values                                                               10,000              10,000
            Non recourse debt service                                                    (64,859)            (68,111)
            Unearned income                                                              (18,360)            (19,228)
                                                                                      ---------------     -------------
                                                                                           8,364               8,272

            Less: Deferred taxes arising from leveraged leases                             6,254               5,561
                                                                                      ---------------     -------------
                                                                                          $2,110              $2,711
                                                                                      ===============     =============

         The Company's  share of income  arising from this  investment was $868,
         $1,227,  and  $3,601  in 2001,  2000,  and 1999,  respectively,  and is included in rental income in the accompanying  Consolidated  Statements of Income.

(7)   Accounts Payable and Accrued Liabilities:
      -----------------------------------------

         Accounts  payable and accrued  liabilities  consist of the following at
         December 31:

                                                                                            2001               2000
                                                                                       --------------     --------------

            Accounts payable                                                               $3,085             $4,098
            Fair market value of derivatives                                               10,155                  0
            Accrued wages and benefits                                                      1,300              1,412
            Liabilities for discontinued operations                                         1,434              1,613
            Other accrued expenses                                                          1,963              2,070
                                                                                       --------------     --------------

                                                                                          $17,937             $9,193
                                                                                       ==============     ==============

(8)   Long-term Debt:
      ---------------

         Long-term debt consists of the following at December 31:

                                                                                       2001                2000
                                                                                  ---------------     --------------

            Mortgages on real property (a)                                            $21,744              $27,126
            Capital lease obligation                                                       41                  156
                                                                                  ---------------     --------------

                                                                                       21,785               27,282

            Less: Current maturities                                                    5,047                5,498
                                                                                  ---------------     --------------

                                                                                      $16,738              $21,784
                                                                                  ===============     ==============

            (a) First mortgages  bearing  interest at rates ranging from 4.0% to
                10.3% per annum are collateralized by the related real property.
                Such  amounts  are  scheduled  to mature at  various  dates from
                January 2002 through October 2015.

            The  approximate   aggregate  maturities  of  these  obligations  at
            December 31, 2001 are as follows:

                                                                      Long-term                    Capital Lease
                                                                         Debt                        Obligation
                                                                   -----------------              ----------------

               2002                                                       $5,006                        $42
               2003                                                        4,391                          0
               2004                                                        5,866                          0
               2005                                                        2,338                          0
               2006                                                          629                          0
            Thereafter                                                     3,514                          0
                                                                    ----------------              ----------------

            Total minimum payments                                       $21,744                         42
                                                                    ================
            Less: Amount representing interest                                                            1
                                                                                                  ----------------

            Total present value of minimum lease payments                                                41

            Less: Current portion                                                                        41
                                                                                                  ----------------

            Total noncurrent portion                                                                     $0
                                                                                                  ================

(9)      Credit Facilities:
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

            Under the terms of the  Revolver,  the Company will be provided with eligibility  based  upon  the  sum of  (i)  60.0%  of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of unencumbered eligible properties, as defined,  capitalized at 10.5%,
            (ii) the lesser of $6,000 or 60.0% of the aggregate  annualized  and
            normalized   year-to-date   net  operating  income  of  unencumbered
            eligible hotel properties,  as defined,  capitalized at 10.5%, (iii)
            the  lesser of  $10,000  or 50.0% of the  aggregate  annualized  and normalized  year-to-date net operating income of encumbered eligible properties, as defined,  capitalized at 12.0% and (iv) the lesser of
            $10,000  or the sum of 75.0% of  eligible  accounts  receivable  and
            50.0% of eligible  inventory,  as defined.  At  December  31,  2001, eligibility  under the Revolver  was  $60,000,  based upon the above
            terms.   The  credit  agreement   contains  certain   financial  and
            restrictive   covenants,   including  minimum  consolidated  equity,
            interest  coverage,  debt service coverage and capital  expenditures
            (other than for real estate). The Company was in compliance with all covenants at December 31, 2001.  The credit  agreement also contains provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default, as defined in the credit  agreement.  Borrowings under the Revolver, at the Company's  option,  bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate  ("LIBOR") plus 2.0%.
            The Revolver  expires on December  31,  2002.  At December 31, 2001, there were no amounts outstanding under the Revolver.

            The Term Loan  bears  interest  at 90 day LIBOR  plus 1.4%  (3.3% at
            December   31,   2001)  and  is  payable  in   quarterly   principal
            installments  of $175,  with the final  payment due on September 30,
            2002.  At December 31,  2001,  $525 was  outstanding  under the Term
            Loan.

 (10)    Fair Value of Financial Instruments:
         ------------------------------------

            The following  methods and  assumptions  were used by the Company in estimating its fair value disclosures for financial instruments:

            The carrying amount reported in the Consolidated  Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued  liabilities  approximate  their fair value due to the short maturity of such items.

            The fair value of notes  receivable are estimated  using  discounted cash flow  analyses,  with interest  rates  comparable on loans with similar  terms and  borrowers of similar  credit  quality.  The fair value  of  notes  receivable  at  December  31,  2001  and  2000 was approximately  $575 and  $4,174,  respectively,  while the  carrying value was $521 and $4,137 for the same periods.

            At December 31, 2001 and 2000, all marketable securities held by the
            Company have been classified as either available-for-sale or trading and, as a result,  are carried at fair value based on quoted  market prices or dealer quotes.  If a quoted market price is not available, fair value is  estimated  using  quoted  market  prices for  similar securities.

            Carrying   amounts  of  borrowings   under  the  credit   facilities
            approximate  their fair value.  The fair value of long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt  arrangements.  The fair  value of  long-term  debt at  December  31,  2001 and 2000 was approximately $20,372 and $25,500, respectively,  while the carrying value was $21,785 and $27,282 for the same periods.

            The derivative  instruments held by the Company,  representing short stock sales and put and/or call  options,  are carried at fair value based on quoted  market  prices or dealer  quotes.  At December  31,
            2001,  the  fair  value  of  these   derivatives  was  estimated  at
            ($10,155).

            The fair  value of the  Swap  (used  for  hedging  purposes)  is the estimated amount that the bank would receive or pay to terminate the
            Swap  at the  reporting  date,  taking  into  account  then  current interest

            rates and the current  creditworthiness of the Swap  counterparties.
            At  December  31,  2001 and 2000,  the fair  values of the Swap were estimated at ($11) and ($6), respectively.

(11)     Stockholders' Equity:
         ---------------------

            Previous  purchases of the  Company's  common stock have reduced the
            Company's additional paid-in capital to zero and accordingly current year  purchases  in  excess  of  par  value  have  reduced  retained earnings.  During 2001,  the Company  purchased  and retired  83,900 shares  of the  Company's  common  stock for  approximately  $1,769.
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

            At December  31,  2001,  there were  1,183,880  and 866,001  options outstanding  under the Joint Plan and Incentive Plan,  respectively.
            At December 31, 2000, 1,198,380 and 417,001 options were outstanding under the Joint Plan and Incentive Plan, respectively.

            A summary of the  Company's  stock  options as of December 31, 2001,
            2000,  and  1999,  and  changes  during  the  years  then  ended are summarized below:

                                                                                          Weighted-
                                                                 Shares                    Average
                                                                                       Exercise Price
                                                              -----------------       ----------------

               Outstanding at January 1, 1999                     871,881                 $19.16

                  Granted                                         434,000                 $14.06
                  Exercised                                       (28,500)                 $5.00
                  Cancelled/Forfeited                             (23,000)                $20.52
                                                              -----------------

               Outstanding at December 31, 1999                 1,254,381                 $17.69

                  Granted                                         371,000                 $13.06
                  Cancelled/Forfeited                             (10,000)                $18.57
                                                              -----------------

               Outstanding at December 31, 2000                 1,615,381                 $16.62

                  Granted                                         468,000                 $23.85
                  Exercised                                        (5,000)                $14.45
                  Cancelled/Forfeited                             (28,500)                $16.66
                                                              -----------------

               Outstanding at December 31, 2001                 2,049,881                 $18.28
                                                              =================

      The following table summarizes  information about options  outstanding and exercisable at December 31, 2001:

                                      Options Outstanding                                          Options Exercisable
      --------------------------------------------------------------------------------      ------------------------------------
                                                      Weighted-
                                                       Average             Weighted-                               Weighted-
                                                       Remaining            Average                                 Average
          Range of                 Number             Contractual           Exercise           Number               Exercise
       Exercise Price           Outstanding              Life                Price           Exercisable             Price
      -------------------    ----------------      ----------------     --------------      --------------      ---------------

        $7.25 - $11.00              79,000            2.5 years            $   10.05            79,000            $   10.05
        $13.06 - $18.75          1,080,881            7.3 years            $   14.61           692,881            $   15.27
        $22.88 - $25.16            890,000            8.0 years            $   23.46           422,000            $   23.04
                                 ---------                                                   ---------

        $7.25 - $25.16           2,049,881            7.4 years            $   18.28         1,193,881            $   17.67
                                 =========                                                   =========

      The  Company  applies   Accounting   Principles   Board  Opinion  No.  25,
      "Accounting  for Stock Issued to  Employees"  and related  Interpretations
      ("APB No. 25") in accounting for stock-based compensation plans. Under APB
      No. 25, when the exercise  price of the Company's  employee  stock options equals the market price of the underlying  stock on the date of grant,  no compensation expense is recognized.  Accordingly,  no compensation expense has been recognized in the consolidated financial statements in connection with  employee  stock option  grants.  Statement  of Financial  Accounting
      Standards No. 123, "Accounting for Stock-Based Compensation," requires the disclosure  of pro forma net income and earnings per share had the Company
      adopted  the  fair  value  method  of  accounting   for  its   stock-based
      compensation plans. If stock-based  compensation costs had been recognized based on the  estimated  fair  values  at the  dates  of grant of  options awarded  during 2001,  2000,  and 1999 pro forma net income and net income per basic share for 2001, 2000, and 1999 would have been $17,222 or $3.68,
      $16,532 or $3.49, and $11,758 or $2.37 per basic share, respectively.  Pro forma  compensation  expense may not be indicative of pro forma expense in future years.  For purposes of estimating the fair value of each option on the date of grant, the Company utilized the  Black-Scholes  option pricing model.

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

                                                   Grants Issued During
                                                   --------------------

                                                 2001      2000       1999
                                                 ----      ----       ----

        Expected life (years)                     5         5         5
        Risk free interest rate                   5.0%      6.1%      5.6%
        Expected volatility                      36.9%     35.3%     32.4%
        Dividend yield                            0.0%      0.0%      0.0%
        Weighted-average option fair value      $ 9.67    $ 5.40    $ 5.42

(12)     Earnings Per Common Share:
         --------------------------

            The following  table sets forth the computation of basic and diluted earnings per common share:

         (Share Data in Thousands)                                           2001             2000           1999
                                                                         -----------       ----------     ----------
               Numerator:
                  Income from continuing operations                        $18,972          $18,278        $13,326
                                                                         ===========       ==========     ==========

               Denominator:
                  Denominator for basic earnings per common
                     share--weighted-average shares                          4,685            4,731          4,968
               Effect of dilutive securities:
                  Employee stock options                                       229               42             45
                                                                         -----------       ----------     ----------
                  Denominator for diluted earnings per common
                      share--adjusted weighted-average shares
                      and assumed conversions                                 4,914           4,773          5,013
                                                                          ==========       ===========    ===========

               Basic earnings per common share                                $4.05           $3.86          $2.68
                                                                          ==========       ===========    ===========

               Diluted earnings per common share                              $3.86           $3.83          $2.66
                                                                          ==========       ===========    ===========

 (13)    Transactions with Related Parties:
         ----------------------------------

            The  Company  has a  50.0%  interest  in an  unconsolidated  limited liability  corporation,  whose  principal  assets are two  leveraged leases  with  K-Mart.  A group that  includes  the wife of the Board
            Chairman,  two  Directors  of the Company and the wife of one of the
            Directors have an 8.0% interest in this entity (see Notes 6 and 18).

            In  January  2000,  the  Company   participated  in  a  $4,500  loan
            transaction  secured by mortgage  liens against three  properties in
            New York, New York. The Company  advanced  $3,500 in connection with this loan.  The  remaining  $1,000 was  advanced  by the wife of the
            Board  Chairman.  The note bore  interest at 14.0% per annum payable monthly.  The participants also received a commitment fee of 4.0% in connection with the loan. The note, which was scheduled to mature in
            February 2002, was satisfied as of December 31, 2001.

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

            approximately  $121,  $165,  and  $134 for  2001,  2000,  and  1999,
            respectively. Included in marketable securities at December 31, 2001 was  $27,661  of  common  stock  in this  company  which  represents approximately 5.6% of such company's outstanding shares.

(14)     Income Taxes:
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

            The  components  of the net deferred  tax  liability at December 31,
            2001 and 2000 are as follows:

                                                                                   2001                 2000
                                                                             -----------------     ----------------

               Realization allowances related to
                  accounts receivable and inventories                                $364                  $282
               Net unrealized gain on marketable securities                        (2,683)               (2,113)
               Basis differences relating to real
                  property held for rental                                          3,459                 3,468
               Accrued expenses, deductible when paid,  net                         6,995                 4,190
               Basis differences relating to business acquisitions                 (1,863)               (1,863)
               Leveraged lease                                                     (6,254)               (5,561)
               Property, plant and equipment                                         (387)                 (431)
               Pensions                                                               (58)                  (65)
               Other, net                                                             (28)                  (30)
                                                                             -----------------     ----------------

               Net deferred tax liability                                            (455)               (2,123)

               Less:  Current portion                                              (1,481)                 (954)
                                                                             -----------------     ----------------

               Noncurrent portion                                                  $1,026               ($1,169)
                                                                             =================     ================

            The income tax provision reflected in the accompanying  Consolidated
            Statements  of Income for each of the years  presented  herein is as follows:

                                                                 2001                2000                 1999
                                                              ------------     ----------------     ----------------

               Current:
                  Federal                                       $10,498             $5,233               $5,175
                  State                                           2,700              1,864                1,831
               Deferred                                            (197)               343                2,292
                                                              ------------     ----------------     ----------------

                                                                $13,001             $7,440               $9,298
                                                              ============     ================     ================

            A reconciliation of the tax provision computed at statutory rates to the amounts  shown in the  accompanying  Consolidated  Statements of
            Income for the years ended  December 31, 2001,  2000, and 1999 is as follows:

                                                                                2001                 2000               1999
                                                                            --------------      ---------------     ---------------

            Computed federal income
               tax provision at statutory rates                                 $11,190              $9,001             $7,918
            State income taxes, net of federal income tax benefit                 1,841               1,255              1,236
            Realization of capital loss deductions                                    0              (2,805)                 0
            Other, net                                                              (30)                (11)               144
                                                                            --------------      ---------------     ---------------
                                                                                $13,001              $7,440             $9,298
                                                                            ==============      ===============     ===============

 (15)    Other Income and Expense, Net:
         ------------------------------

            The components of other income and expense,  net in the accompanying
            Consolidated  Statements of Income for the years ended  December 31,
            2001, 2000, and 1999 are as follows:

                                                                                 2001                2000                  1999
                                                                              --------------     --------------      ---------------

               Net gain on sale of real estate assets                             $10,995             $5,269              $6,957
               Gain from equity investments (a)                                         0                  0                 838
               Net gain on the sale of available-for-sale
                   securities (Note 4)                                              4,911              4,513                   0
               Net gain on the sale of trading securities (Note 4)                    461                  0                 144
               Net gain on sale of derivative instruments                           1,856                  0                   0
               Net unrealized losses on derivative instruments                     (1,374)                 0                   0
               Other, net                                                             106                 15                 327
                                                                              --------------     --------------      ---------------

                                                                                  $16,955             $9,797              $8,266
                                                                              ==============     ==============      ===============

            (a)   In  January  1999,  the  Company  sold its  50.0%  partnership interest  in a Miami  Beach  hotel for $1,300  resulting  in a pretax gain of $838.

(16)     Retirement Plan:
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
            December 31:

                                                                                          2001              2000
                                                                                     --------------     --------------
               Change in benefit obligation:

                    Benefit obligation, beginning of year                                 $8,497           $8,979
                          Service cost                                                       279              336
                          Interest cost                                                      640              681
                          Actuarial loss (gain)                                              194             (570)
                          Benefits paid                                                     (989)            (929)
                                                                                     --------------     --------------
                    Benefit obligation, end of year                                        8,621            8,497
                                                                                     --------------     --------------

               Change in plan assets:

                    Fair value of plan assets, beginning of year                          10,453           11,241
                          Actual return on plan assets                                      (233)             141
                          Benefits paid                                                     (989)            (929)
                                                                                     --------------     --------------
                    Fair value of plan assets, end of year                                 9,231           10,453
                                                                                     --------------     --------------

               Funded status                                                                 610            1,956
                                                                                     --------------     --------------

                    Unrecognized net actuarial gain                                         (366)            (560)
                    Unrecognized net loss (gain)                                             517             (612)
                                                                                     --------------     --------------

               Prepaid benefit obligation                                                   $761             $784
                                                                                     ==============     ==============

            Net periodic  pension expense  consists of the following  components for the years ended December 31:

                                                             2001            2000             1999
                                                          -----------    -------------    --------------

               Service cost                                 ($279)          ($336)           ($332)
               Interest cost                                 (640)           (681)            (730)
               Actual return on plan assets                  (233)            141               58
               Net amortization and deferral                1,129             829              995
                                                          -----------    -------------    --------------

                 Net periodic pension expense                ($23)           ($47)             ($9)
                                                          ===========    =============    ==============

            In determining the projected  benefit  obligation for 2001 and 2000, the weighted  average assumed discount rate was 8.0%, while the rate of expected increases in future salary levels was 3.5%. The expected long-term rate of return on assets used in determining  net periodic pension cost for all years presented was 9.0%. No contributions were made  during  2001 or 2000 as the plan is  overfunded.  Plan  assets
            consist   primarily  of  U.S.  bonds,   government  backed  mortgage
            obligations, equity securities and mutual funds.

(17)     Business Segments:
         ------------------

            The Company  operates  through two  business  segments:  real estate investment and management and engineered  products.  The real estate investment  and  management  segment is engaged in the  business  of investing in and managing real estate  properties  and the making of
            high-yield,   short-

            term loans secured by desirable properties.  Engineered products are manufactured  through  wholly-owned  subsidiaries of the Company and primarily  consist of  knitted  wire  products  and  components  and transformer products.

            Operating  information  on the Company's  business  segments for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                             2001                2000               1999
                                                                      ----------------     ---------------     --------------
               Net revenues and sales:
                  Real estate investment and management                     $27,804             $28,237           $29,202
                  Engineered products                                        33,792              34,095            30,500
                                                                      ----------------     ---------------     --------------

                                                                            $61,596             $62,332           $59,702
                                                                      ================     ===============     ==============

               Operating income:
                  Real estate investment and management                     $13,970             $14,147           $14,079
                  Engineered products                                         1,912               2,261             1,855
                                                                      ----------------     ---------------     --------------

                                                                             15,882              16,408            15,934

               General corporate expenses                                    (2,256)             (2,153)           (2,848)
               Other income, net                                             18,347              11,463             9,538
                                                                      ----------------     ---------------     --------------

                              Income before income taxes                    $31,973             $25,718           $22,624
                                                                      ================     ===============     ==============

                                                                            2001                2000                1999
                                                                      ----------------     ---------------     --------------
               Depreciation and amortization expense:
                  Real estate investment and management                      $4,175              $4,993            $5,210
                  Engineered products                                           745                 772               737
                  General corporate expenses                                    685                 563               681
                                                                      ----------------     ---------------     --------------
                                                                             $5,605              $6,328            $6,628
                                                                      ================     ===============     ==============

               Mortgage interest expense:
                  Real estate investment and management                      $1,796              $2,232            $2,620
                                                                      ================     ===============     ==============

            Sales by the  Company's  engineered  products  segment to automobile original equipment  manufacturers accounted for approximately 13.3%,
            19.9%,  and 19.4% of 2001,  2000,  and 1999  consolidated  revenues, respectively.  Sales by this  segment to its  largest  customer  (in excess of 10.0% of the  segment's  net sales)  accounted  for 14.0%,
            15.8%,  and 17.0% of the segment's  sales for 2001,  2000, and 1999, respectively.

            Approximately  8.3%,  13.1%, and 14.5% of 2001, 2000, and 1999 total sales  generated  from the  engineered  products  segment  were from foreign  customers.  Substantially  all assets held by the Company's engineered products segment are located within the United States. In
            1999  manufacturing  operations of this segment were  commenced at a leased facility in Mexico.

            Selected  information  on  the  Company's  business  segments  as of
            December 31, 2001 and 2000 is as follows:

                                                                              2001                   2000
                                                                         -------------           ------------
               Identifiable assets:
                  Real estate investment and management
                     and corporate assets                                    $166,562             $136,189
                  Engineered products                                          12,429               11,807
                                                                         -------------           ------------
                                                                             $178,991             $147,996
                                                                         =============           ============

               Additions to long-lived assets:
                  Real estate investment and management                        $2,537               $1,244
                  Engineered products                                             564                  321
                                                                         -------------           ------------

                                                                               $3,101               $1,565
                                                                         =============           ============

            Included in the  identifiable  assets of the real estate  investment
            and   management   segment  at   December   31,  2001  and  2000  is
            approximately $0 and $3,500, respectively,  of a high yield mortgage loan (see Note 5).  Income  generated  by this  loan  receivable  is included in interest income.

(18)   Commitments and Contingencies:
       ------------------------------

            The Company is a lessor of 11  department  stores that are currently leased or sub-leased to K-Mart Corporation  ("K-Mart"),  which filed for  protection  under  Chapter  11 of the U.S.  Bankruptcy  Code on
            January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture  that  owns two  distribution  centers  that are also leased to K-Mart.  Although it is currently  uncertain which leases, if any, K-Mart will reject or affirm as part of its  reorganization, management  believes  that its  leases  and the  leases of the joint venture  with  K-Mart  are at or  below  the  fair  market  rent for comparable  properties and as a result, the rejection of one or more leases is not  expected  to have a  material  adverse  effect on the consolidated financial position of the Company.

            The Company has undertaken the completion of  environmental  studies and/or  remedial  action at Metex'  two New Jersey  facilities.  The
            Company  has  recorded  a  liability,  which  is  included  in other long-term liabilities,  in the Consolidated Financial Statements for the estimated potential remediation costs at these facilities.

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

            In the opinion of management,  amounts  recovered from its insurance carriers  under the  terms of its  settlement  agreements  should be sufficient to address these matters and amounts needed in excess, if any,  will be paid  gradually  over a period of years.  Accordingly, they should not have a material  adverse  effect upon the  business, liquidity or financial  position of the  Company.  However,  adverse decisions or events,  particularly as to the merits of the Company's factual  and legal  basis  could  cause the  Company  to change  its estimate of liability with respect to such matters in the future.

            In  1998,  the  Company  acquired  a  property  subject  to  certain contingent  liabilities  which were estimated and capitalized at the time of acquisition.  During 2000,  these  liabilities were resolved for  approximately  $1,000  less  than  originally  estimated.  As a
            result,   real  property   held  for  rental  and  other   long-term
            liabilities were reduced accordingly.

            The  Company  is  subject to  various  other  litigation,  legal and regulatory  matters  that arise in the  ordinary  course of business activities. When management believes it is probable that a liability has been  incurred and such  amounts are  reasonably  estimable  the
            Company  provides for amounts that include  judgments  and penalties that may be  assessed.  These  liabilities  are usually  included in
            accounts   payable  and  accrued   liabilities  or  other  long-term
            liabilities in the accompanying  Consolidated  Financial Statements, depending on the anticipated payment date. None of these matters are expected  to result in a material  adverse  effect on the  Company's consolidated financial position or results of operations.

                                                                     SCHEDULE II

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                         -------------------------------
                                 (In Thousands)
                                 --------------

                                                                                             Write-offs
                                                                                               Net of
                                                                       Charged               Recoveries
                                                Balance                  to                 of Accounts              Balance
                                                   at                 Costs and              Previously                 at
                                               Beginning              Expenses                Written                 End of
                                               of Period                                        Off                   Period
                                            ----------------      ------------------      ----------------       -----------------

Allowance for doubtful accounts:

   Year ended December 31, 2001                     $328                   $0                     $0                  $328

   Year ended December 31, 2000                      390                    0                     62                   328

   Year ended December 31, 1999                      390                    0                      0                   390

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
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
           REAL PROPERTY HELD FOR RENTAL AND ACCUMULATED DEPRECIATION
           ----------------------------------------------------------
                               DECEMBER 31, 2001
                               -----------------
                                 (In Thousands)
                                 --------------

                                                                                                    Gross Amount at Which
                                                      Initial Cost to Company      Costs          Carried at Close of Period
                                         Mortgage    ------------------------   Capitalized   ------------------------------------
                                          Loans                                 Subsequent to
                                          Payable                Building and   Acquisition/           Building and
               Description               (Gross)         Land    Improvements   Improvements    Land   Improvements Total(a),(c)
-------------------------------------  ------------  ----------  -------------  -----------  --------  -----------  --------------

Shopping Centers and Retail Outlets:
   Culver, CA                               $2,784        $842        $7,576           $0       $842       $7,576         $8,418
   Northbrook, IL                            3,128         898         8,075            0        898        8,075          8,973
   Miscellaneous Investments                 9,622       4,464        38,995        1,963      4,464       40,958         45,422
                                       ------------  ----------  ------------  -----------  ---------  -----------  -------------

                                            15,534       6,204        54,646        1,963      6,204       56,609         62,813
                                       ------------  ----------  ------------  -----------  ---------  -----------  -------------

Commercial Properties:
   Miscellaneous Investments                 6,110       8,745        35,313          709      8,745       36,022         44,767
Day Care Centers and Offices:
   Miscellaneous Investments                   100         643         5,292        1,932        643        7,224          7,867
Hotel Properties:
   Miscellaneous Investments                     0       1,712         2,868           48      1,712        2,916          4,628
Other:
   Miscellaneous Investments                     0       2,618           630        1,084      2,618        1,714          4,332
                                       ------------  ----------  ------------  -----------  ---------  -----------  -------------

                                           $21,744     $19,922       $98,749       $5,736    $19,922     $104,485       $124,407
                                       ============  ==========  ============  ===========  =========  ===========  =============

                                                                                           Life on Which
                                                                                           Depreciation
                                                                                            in Latest
                                                                                           Statement of
                                          Accumulated          Date of         Date          Income is
               Description              Depreciation (b)     Construction   Acquired     Computed (Years)
-------------------------------------   --------------------------------------------------------------------

Shopping Centers and Retail Outlets:
   Culver, CA                                     $6,287        N/A           1986              18
   Northbrook, IL                                  6,562        N/A           1987              18
   Miscellaneous Investments                      30,155        N/A           1986-98          12-39
                                       ------------------

                                                  43,004
                                       ------------------

Commercial Properties:
   Miscellaneous Investments                      18,666        N/A           1986-98          5-39
Day Care Centers and Offices:
   Miscellaneous Investments                       5,941        N/A           1986-91          5-39
Hotel Properties:
   Miscellaneous Investments                       2,884        N/A           1986-99          7-10
Other:
   Miscellaneous Investments                       1,042        N/A           1986-97          10-39
                                       ------------------

                                                 $71,537
                                       ==================

Notes:

(a)  Reconciliations  of the carrying value of real property held for rental for the three years ended December 31, 2001 are as follows:

                                                                                 2001            2000             1999
                                                                              -------------  -------------  ------------------

Real property held for rental at beginning of period                              $130,995       $138,192            $140,102
Additions during the period:
   Acquisitions and improvements                                                     1,774            767               2,304
                                                                              -------------  -------------  ------------------

                                                                                   132,769        138,959             142,406
Deductions during the period:
   Cost of real estate sold                                                          8,362          6,951               4,214
   Other (see Note 2)                                                                    0          1,013                   0
                                                                              -------------  -------------  ------------------

                                                                                  $124,407       $130,995            $138,192
                                                                              =============  =============  ==================

(b)  Reconciliations  of  accumulated  depreciation  for the three  years  ended
     December 31, 2001 are as follows:

                                                                                  2001            2000             1999
                                                                              -------------  -------------  ------------------

Accumulated depreciation at beginning of period                                    $73,862        $71,253             $68,665
Additions during the period:
   Provision for depreciation                                                        4,175          4,993               5,210
                                                                              -------------  -------------  ------------------

                                                                                    78,037         76,246              73,875
Deductions during the period:
   Accumulated depreciation of real estate sold                                      6,500          2,384               2,622
                                                                              -------------  -------------  ------------------

                                                                                   $71,537        $73,862             $71,253
                                                                              =============  =============  ==================

(c) The aggregate cost for federal income tax purposes is approximately $170,075.

The accompanying Notes to Consolidated  Financial Statements are an integral part of these schedules.

                                                                     SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                          MORTGAGE LOANS ON REAL ESTATE
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------
                                 (In Thousands)
                                 --------------

                                                                               Final
               Description                            Interest Rate        Maturity Date           Periodic Payment Terms
-----------------------------------------------  -----------------------  --------------    ----------------------------------

Mortgage loans secured by commercial property:

           Augusta Georgia (b)                           9.0%              December 2008    Principal and interest due monthly
           Atlanta, Georgia                      Varies from 10.0%-14.0%    April 2006      Principal and interest due monthly
            Philadelphia, Pennsylvania           Varies from 9.0%-12.0%    January 2005     Principal and interest due monthly

                                                                                          Principal
                                                                                          Amount of
                                                                           Carrying     Loans Subject
                                                               Face        Amount of    to Delinquent
                                                  Prior       Amount of    Mortgages      Principal
               Description                        Liens       Mortgages     (a), (c)    or Interest
----------------------------------------------- ----------   ----------  -----------   --------------

Mortgage loans secured by commercial property:

           Augusta Georgia (b)                        $0          $45            $9               $0
           Atlanta, Georgia                            0           31            28                0
            Philadelphia, Pennsylvania                 0           77            49                0
                                                 ---------  ----------   -----------   --------------

                                                      $0         $153           $86               $0
                                                 =========  ==========   ===========   ==============

(a)    A  reconciliation  of  mortgage  loans on real  estate for the year ended
       December 31, 2001 is as follows:

     Balance at beginning of period                     $3,585
     Additions during the period:
         New mortgage loans                                 31
     Deductions during the period:
          Collection of principal                       (3,530)
                                                  -------------
     Balance at end of period                              $86
                                                  =============

(b)    In accordance with generally accepted accounting principles the gain from the sale of real  property  is being  recognized  under  the  installment method and,  accordingly,  notes  receivable  have been reduced by $20 in deferred gains at December 31, 2001.

(c)    The carrying value for federal income tax purposes is substantially equal to the carrying amount for book purposes.

The accompanying Notes to Consolidated  Financial Statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      -------------------------------------
                            QUARTERLY FINANCIAL DATA
                            ------------------------
                                   (Unaudited)
                                   -----------
                  (Dollars In Thousands, Except Per Share Data)
                  ---------------------------------------------

                                                   First                 Second                Third                 Fourth
                                                  Quarter                Quarter              Quarter                Quarter
                                             ------------------     ------------------      ---------------     ------------------

For the year 2001:
   Revenues                                         $16,966               $15,646               $14,909               $14,075
                                             ==================     ==================      ===============     ==================

   Costs and expenses                               $12,694               $12,647               $11,630               $10,999
                                             ==================     ==================      ===============     ==================

   Other income                                      $4,323                  $279                $5,374                $8,371
                                             ==================     ==================      ===============     ==================

   Net income                                        $5,115                $2,008                $5,193                $6,656
                                             ==================     ==================      ===============     ==================

Net income per common share:
   Basic                                            $1.09                   $.43                $1.11                  $1.43
                                             ==================     ==================      ===============     ==================
   Diluted                                          $1.06                   $.41                $1.05                  $1.36
                                             ==================     ==================      ===============     ==================

For the year 2000:
   Revenues                                         $15,098               $16,070               $15,589               $15,575
                                             ==================     ==================      ===============     ==================

   Costs and expenses                               $11,949               $12,346               $12,098               $11,684
                                             ==================     ==================      ===============     ==================

   Other income                                      $3,087                $2,932                $4,191                $1,253
                                             ==================     ==================      ===============     ==================

   Net income                                        $3,681                $3,821                $4,672                $6,104
                                             ==================     ==================      ===============     ==================

Net income per common share:
   Basic                                             $.78                   $.81                 $.99                  $1.29
                                             ==================     ==================      ===============     ==================
   Diluted                                           $.77                   $.81                 $.97                  $1.27
                                             ==================     ==================      ===============     ==================

