Form 10-K/A
period 2001-12-31
UNITED CAPITAL CORP /DE/
filed 2002-04-29
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
                          ------------------------------------------------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    -----------------------

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

            The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant as of April 12, 2002 was approximately
$27,419,000.

            The number of shares of the Registrant's $.10 par value Common Stock outstanding as of April 12, 2002 was 4,588,215.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

                                   MANAGEMENT

            As of April 12, 2002, the executive officers and directors of United
Capital Corp. (the "Company") are as follows:

        Name                         Principal Occupation                 Age
----------------------------      ----------------------------            ---

A.F. Petrocelli                   Chairman of the Board,                   58
                                    President and Chief
                                    Executive Officer of the
                                    Company

Anthony J. Miceli                 Vice President, Chief                    39
                                    Financial Officer and
                                    Secretary of the Company

Arnold S. Penner                  Self employed real estate                65
                                    investor and broker

Howard M. Lorber                  President and Chief Operating            53
                                    Officer of New Valley
                                    Corporation and Vector Group
                                    Ltd.

Robert M. Mann                    Private Investor - Apparel               60
                                    Industry

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

            ANTHONY J. MICELI, has been a Director, a Vice President and Chief
Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than eight years. Mr.
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
("Hallman & Lorber") for over five years.  He has been a director,
President and Chief Operating Officer of New Valley Corporation for more than five years.  He has been a director of and member of the Audit
Committee and Compensation Committee of Prime since 1994 and Chairman of such committees since 1998.  He also became a Director of and President and Chief Operating Officer of Vector Group Ltd. in January 2001.  Mr.
Lorber is also the Chairman of Ladenburg Thalmann Financial Services.

            ROBERT M. MANN has been a Director of the Company since June 2001
Mr. Mann has been a private investor in the apparel industry for more than five (5) years.

Item 11.    Executive Compensation

      The following table sets forth, for the Company's 2001 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer
("CEO") and the most highly compensated executive officer of the Company other than the CEO who was an executive officer of the Company during the fiscal year ended December 31, 2001 and whose salary and bonus exceeded $100,000 (one individual) with respect to the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                   Long Term Compensation
                                         -------------------------------------------    ------------------------------
                                                                       Other Annual                         All Other
    Name and Principal                                                 Compensation       Number of       Compensation
        Position                 Year        Salary($)       Bonus        ($)(1)           Options             $
----------------------------     ----        ---------     -------------------------    -------------     ------------

A.F. Petrocelli,                 2001        650,000        700,000        ----            300,000            ----
    Chairman of the              2000        650,000        700,000        ----            300,000            ----
    Board, President             1999        650,000        700,000        ----            300,000            ----
    and Chief Executive
    Officer

Anthony J. Miceli,               2001        175,000        100,000        ----             33,000            ----
    Vice President and           2000        160,000        100,000        ----             10,000            ----
    Chief Financial              1999        150,577        100,000        ----             30,000            ----
    Officer

(1)       Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

Option Grants During 2001 Fiscal Year

          The following table provides information related to options to purchase Common Stock granted to the CEO and the named executive officer during
2001. The Company currently does not have any plans providing for the grant of stock appreciation rights.

                                    Individual Grants
------------------------------------------------------------------------------------- Potential Realizable Value
                                      % of Total                                      at Assumed Rates of Stock
                                       Options                                        Price Appreciation for
                                       Granted                                             Option Term(2)
                        Number of         to          Exercise
                        Securities     Employees      or Base
                        Underlying     in Fiscal       Price
      Name              Option (#)       Year        ($/Sh)(1)    Expiration Date         5%             10%
--------------------------------------------------------------    ---------------     --------      -----------

A.F. Petrocelli          300,000         64.1          $23.85      June 12, 2011      $4,499,730    $11,403,240

Anthony J. Miceli        33,000           7.1          $23.85      June 12, 2011      $  494,970    $ 1,254,356

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

Fiscal Year End Option Values

          No options were exercised by the CEO or the named executive officer during the fiscal year ended December 31, 2001. The following table provides information related to the number and value of options held by the CEO and the named executive officer at fiscal year end.

                                                                   Value of Unexercised In-the-Money
                             Number of Securities Underlying           options at FY-End ($)
Name                          Unexercised Options at FY-End                    (1)
----                         ---------------------------------     ----------------------------------
                               Exercisable     Unexercisable       Exercisable      Unexercisable
                               ------------    ---------------     -----------      -------------
A.F. Petrocelli............       872,381          600,000         3,711,606          2,371,250
Anthony J. Miceli..........       108,333           49,667           607,456            127,294

(1)       Based on the closing price of a share of Common Stock on December 31,
          2001 of $21.30, as reported on the American Stock Exchange.

Employee Retirement Plan

          The Company, through one of its subsidiaries, has a noncontributory pension plan that covers the executive officers of the Company. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications, based on current limits set by the Internal Revenue Code of 1986, as amended.

                     Projected Annual Benefit at Retirement

                                             Years of Service
                 ----------------------------------------------------------------------------------------------------------
  Salary           10                     15                 20                  25                30                  35
  ------         -------                -----              ------              ------             -----             -------

$ 30,000          $3,250                $4,875             $6,500              $8,125             $9,750            $11,375
  40,000           4,750                 7,125              9,500              11,875             14,250             16,625
  50,000           6,250                 9,375             12,500              15,625             18,750             21,875
  60,000           7,750                11,625             15,500              19,375             23,250             27,125
  70,000           9,250                13,875             18,500              23,125             27,750             32,375
  80,000          10,750                16,125             21,500              26,875             32,250             37,625
  90,000          12,250                18,375             24,500              30,625             36,750             42,875
 100,000          13,750                20,625             27,500              34,375             41,250             48,125
 150,000          21,250                31,875             42,500              53,125             63,750             74,375
 160,000          22,750                34,125             45,500              56,875             68,250             79,625
 170,000          24,250                36,375             48,500              60,625             72,750             84,875

          The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 2001.

          The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: A.F.
Petrocelli twenty seven years and Anthony J. Miceli fourteen years, respectively.

          Subject to compensation limitations under the Employee Retirement
Income Security Act of 1974, which was $170,000 in 2001, benefits are computed as follows: For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined,

up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

          The following table sets forth information concerning ownership of the
Company's Common Stock, as of April 12, 2002 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, and nominee for election as a director and by all directors and executive officers of the Company as a group:

   Name and Address                          Shares               Percentage
 Of Beneficial Owner                   Beneficially Owned         of Class(6)
---------------------                  ------------------         -----------

A.F. Petrocelli                         3,612,705(1)(2)             63.8%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                        500,000(2)                10.9%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                         123,966(3)                 2.6%

Arnold S. Penner                           35,666(4)                   *

   Name and Address                          Shares               Percentage
 Of Beneficial Owner                   Beneficially Owned         of Class(6)
---------------------                  ------------------         -----------

Howard M. Lorber                          144,166(5)                 3.1%

Robert M. Mann                             10,700(6)                   *

All executive officers and              3,927,203(1)(3)             67.0%
directors as a group (5                          (4)(5)(6)(7)
persons)

*         Less than 1%

(1)       Mr. Petrocelli owns directly 2,540,324 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 12, 2002 to purchase 1,072,381 shares of Common
          Stock.  Does not include shares held by the wife, adult children or the grandchildren of Mr. Petrocelli.  Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

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

(3)       Consists of 1,300 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 12, 2002 to purchase 122,666 shares of Common Stock.

(4)       Consists of 35,666 shares issuable upon the exercise of options which are exercisable within 60 days of April 12, 2002.

(5)       Includes 30,000 shares owned by Hallman & Lorber Associates Profit
          Sharing Plan (an entity in which Mr. Lorber may be deemed to be a control person) and 24,300 shares owned by the Howard M. Lorber
          Irrevocable Trust.  Mr. Lorber disclaims beneficial ownership of all shares owned by Hallman & Lorber Associates Profit Sharing
          Plan and the Howard M. Lorber Irrevocable Trust.  Also includes
          35,666 shares issuable upon the exercise of options which are exercisable within 60 days of April 12, 2002.

(6)       Consists of 700 shares of Common Stock and presently exercisable options or options exercisable within 60 days of April 12, 2002 to purchase 10,000 shares of Common Stock.

(7)       Includes the shares of Common Stock subject to options which are presently exercisable or exercisable within 60 days after April 12,
          2002 held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

Item 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1,
2001. Specific descriptions of these transactions are provided below.

          The Company's two hotel properties are managed by Prime, a publicly traded company for which A.F. Petrocelli is President, Chief Executive Officer and Chairman of the Board and Howard M. Lorber is a director. Fees paid for the management of these properties are based upon a percentage of revenue and were approximately $121,000 for 2001. Included in the Company's marketable securities at December 31, 2001 was approximately $27,661,000 of common stock in Prime which represents approximately 5.6% of Prime's outstanding shares.

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

          In January 2000, the Company participated in a $4.5 million loan transaction secured by mortgage liens against three properties in New York, New
York. The Company advanced approximately $3.5 million in connection with this loan. The remaining $1.0 million was advanced by Beverly Petrocelli. The maturity date of the note had been extended in accordance with its original terms from February 2001 to February 2002 and the note bore interest at 14% per annum payable monthly. The participants also received a commitment fee of 4% in connection with the loan and an additional commitment fee of 4% in connection with the extension of the maturity date of the note. The note was fully satisfied as of December 31, 2001. A.F. Petrocelli disclaims beneficial ownership of the participating interest held by Beverly Petrocelli.

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

Dated: April 29, 2002

