Form 10-Q
period 2002-03-31
UNITED CAPITAL CORP /DE/
filed 2002-05-13
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the quarterly period ending                 March 31, 2002
                               -------------------------------------------------

                                       or

[ ]         Transition  Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the transition period from                       to
                               -------------------------------------------------

Commission File Number:                           1-10104
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

            Common stock, $.10 par value 4,588,215 shares outstanding
                               as of May 13, 2002.

                                  Page 1 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as
             of March 31, 2002 and December 31, 2001                         3

             Consolidated Statements of Income for
             the Three Months Ended March 31, 2002 and 2001                  4

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 2002 and 2001              5 - 6

             Notes to Consolidated Financial Statements                  7 - 12

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12 - 17

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
             MARKET RISK                                                     17

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                  17

                                  Page 2 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                 (In Thousands)

                                                                2002       2001
                                                                ----       ----
Assets

Current assets:
   Cash and cash equivalents                                 $ 66,391   $ 68,170
   Marketable securities                                       34,178     28,633
   Notes and accounts receivable, net                          12,579      6,385
   Inventories                                                  4,160      4,953
   Prepaid expenses and other current assets                      869        871
                                                             --------   --------

      Total current assets                                    118,177    109,012
                                                             --------   --------

Property, plant and equipment, net                              4,297      4,525
Real property held for rental, net                             51,442     52,870
Noncurrent notes receivable                                       245        250
Deferred income taxes                                               0      1,026
Other assets                                                   11,243     11,308
                                                             --------   --------

      Total assets                                           $185,404   $178,991
                                                             ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                      $  5,033   $  5,047
   Borrowings under credit facilities                             350        525
   Accounts payable and accrued liabilities                    19,161     17,937
   Income taxes payable                                         5,880      7,585
   Deferred income taxes                                        2,830      1,481
                                                             --------   --------

      Total current liabilities                                33,254     32,575
                                                             --------   --------

Long-term debt                                                 15,474     16,738
Other long-term liabilities                                    33,307     33,337
Deferred income taxes                                             985          0
                                                             --------   --------

      Total liabilities                                        83,020     82,650
                                                             --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                   459        464
   Retained earnings                                           92,491     90,000
   Accumulated other comprehensive income, net of tax           9,434      5,877
                                                             --------   --------

      Total stockholders' equity                              102,384     96,341
                                                             --------   --------

      Total liabilities and stockholders' equity             $185,404   $178,991
                                                             ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 3 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                            2002          2001
                                                            ----          ----

Revenues:
   Net sales                                             $  8,240      $  9,258
   Rental revenues from real estate operations              6,374         7,708
                                                         --------      --------

                     Total revenues                        14,614        16,966
                                                         --------      --------

Costs and expenses:
   Cost of sales                                            6,303         6,726
   Real estate operations:
      Mortgage interest expense                               384           487
      Depreciation expense                                    841         1,045
      Other operating expenses                              1,724         2,012
   General and administrative expenses                      1,374         1,404
   Selling expenses                                           909         1,020
                                                         --------      --------

                     Total costs and expenses              11,535        12,694
                                                         --------      --------

   Operating income                                         3,079         4,272
                                                         --------      --------

Other income (expense):
   Interest and dividend income                               557           524
   Interest expense                                          (166)         (130)
   Other income and expense, net                            2,497         3,929
                                                         --------      --------

                     Total other income                     2,888         4,323
                                                         --------      --------

   Income before income taxes                               5,967         8,595

   Provision for income taxes                               2,209         3,480
                                                         --------      --------

   Net income                                            $  3,758      $  5,115
                                                         ========      ========

   Earnings per share:
      Basic                                              $    .81      $   1.09
                                                         ========      ========
      Diluted                                            $    .76      $   1.06
                                                         ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 4 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (In Thousands)

                                                                               2002        2001
                                                                               ----        ----

Cash flows from operating activities:
   Net income                                                              $  3,758    $  5,115
   Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
         Depreciation and amortization                                        1,170       1,412
         Net loss on sale of available-for-sale securities                    1,005           0
         Net gain on sale of trading securities                                   0        (461)
         Net gain on sale of real estate assets                              (5,378)     (2,941)
         Gain from equity investments                                          (169)       (217)
         Net gain on sale of derivative instruments                            (120)          0
         Purchase of trading securities                                           0         (54)
         Proceeds from sale of trading securities                                 0       2,287
         Net unrealized loss (gain) on derivative instruments                 1,982        (466)
         Changes in assets and liabilities  (A)                              (6,299)      1,014
                                                                           --------    --------

                     Net cash (used in) provided by operating activities     (4,051)      5,689
                                                                           --------    --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                 (1,349)       (862)
   Proceeds from sale of available-for-sale securities                          268           0
   Proceeds from sale of real estate assets                                   6,051       2,993
   Proceeds from sale of derivative instruments                                   0         805
   Acquisition of property, plant and equipment                                 (81)       (600)
   Acquisition of /additions to real estate assets                              (87)       (506)
   Distributions from equity investments                                        195         196
                                                                           --------    --------

                     Net cash provided by investing activities                4,997       2,026
                                                                           --------    --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                              (1,278)     (1,405)
   Net repayments under credit facilities                                      (175)       (175)
   Purchase and retirement of common shares                                  (1,279)       (235)
   Proceeds from exercise of stock options                                        7          45
                                                                           --------    --------

                     Net cash used in financing activities                   (2,725)     (1,770)
                                                                           --------    --------

Net (decrease) increase in cash and cash equivalents                         (1,779)      5,945

Cash and cash equivalents, beginning of period                               68,170      17,134
                                                                           --------    --------

Cash and cash equivalents, end of period                                   $ 66,391    $ 23,079
                                                                           ========    ========

                                  Page 5 of 17

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (CONTINUED)
                                   (UNAUDITED)

  (A)   Changes in assets and  liabilities  for the three months ended March 31,
        2002 and 2001 are as follows:

                                                          2002      2001
                                                          ----      ----

        Notes and accounts receivable, net             ($6,194)   ($1,246)
        Inventories                                        793       (940)
        Prepaid expenses and other current assets            2       (182)
        Deferred income taxes                            1,448        354
        Noncurrent notes receivable                          5          3
        Other assets                                        20         30
        Accounts payable and accrued liabilities          (638)     1,221
        Income taxes payable                            (1,705)       446
        Other long-term liabilities                        (30)     1,328
                                                       -------    -------

                             Total                     ($6,299)    $1,014
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

            The consolidated  financial  information included in this report has been  prepared  in  conformity  with the  accounting  principles  and methods of applying those accounting  principles,  reflected in the Consolidated  Financial
Statements  included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.

            The  results  of  operations  for  the  periods  presented  are  not necessarily indicative of the results to be expected for the full year.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

            In August 2001,  the  Financial  Accounting  Standards  Board issued
Statement  of  Financial  Accounting  Standards  No.  144,  "Accounting  for the
Impairment  or Disposal of  Long-Lived  Assets"  ("SFAS No.  144"). SFAS No. 144
modifies the rules for  accounting  for the impairment or disposal of long-lived assets.  The Company adopted the new rules effective January 1, 2002. The impact of  adopting  SFAS  No.  144 did not have a  material  effect  on the  Company's consolidated financial statements.

MARKETABLE SECURITIES

            The aggregate market value of marketable  securities was $34,178 and
$28,633  at March  31,  2002 and  December  31,  2001,  respectively,  while the aggregate  cost  of such  securities  was  $19,658  and  $19,582,  respectively.
Marketable securities consist of the following:

                                     March 31, 2002      December 31, 2001
                                     --------------      -----------------

Available-for-sale securities:
   Corporate equities                    $33,700              $28,198
   Corporate bonds                           478                  435
                                         -------              -------
                                         $34,178              $28,633
                                         =======              =======

                                  Page 7 of 17

INVENTORIES

            The components of inventory are as follows:

                                        March 31, 2002      December 31, 2001
                                        --------------      -----------------

                   Raw materials             $2,148              $2,388
                   Work in process              522                 782
                   Finished goods             1,490               1,783
                                             ------              ------
                                             $4,160              $4,953
                                             ======              ======

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

            The Company has entered into an interest  rate swap  agreement  (the
"Swap") to modify the  interest  characteristics  of a  particular  term loan by effectively  converting  its floating  rate to a fixed rate,  thus  reducing the impact of interest rate changes on future  expense.  The Swap is designated with the  principal  balance and term of the term loan and  qualifies as an effective hedge under SFAS No. 133. Since the Swap is classified as a cash flow hedge, the fair  value  of ($6) and  ($11)  at  March  31,  2002  and  December  31,  2001,
respectively,  is  recorded  as a  component  of  accounts  payable  and accrued
liabilities  in  the   accompanying   Consolidated   Balance  Sheets  and  other
comprehensive  income  has  been  reduced  by  exactly  the same  amount  as the derivative,  with no impact on earnings. The amount paid or received on the Swap is accrued and  recognized as an adjustment of interest  expense  related to the debt.

            Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments in a variety of  securities,  primarily U.S.
investments  in both common and preferred  equity issues and  participates  on a limited  basis  in  transactions  involving  derivative  financial  instruments, including  short stock sales and put and/or call options.  The Company is highly selective  when  participating  in such  transactions.  At  March  31,  2002 and
December  31,  2001,  the  fair  value of such  derivatives  was  ($12,017)  and
($10,155),  respectively,  which is recorded as a component of accounts  payable and accrued liabilities in the accompanying  Consolidated  Balance Sheets. These

                                  Page 8 of 17

instruments  do not qualify for hedge  accounting  and therefore  changes in the derivatives  fair value are  recognized in earnings.  For the three months ended
March  31,  2002 and  2001,  the  Company  recognized  ($1,982)  and $466 in net unrealized  (losses)  and gains,  respectively,  and $120 and $0 in net realized gains,  respectively,  from derivative instruments,  which are included in other income and expense, net in the accompanying Consolidated Statements of Income.

CONTINGENCIES

            The  Company  is a lessor of eight (8)  department  stores  that are currently leased to K-Mart  Corporation  ("K-Mart"),  which filed for protection under Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture that owns two  distribution centers that are also leased to K-Mart. Although it is currently uncertain which leases,  if any,  K-Mart  will  reject or affirm as part of its  reorganization, management  believes  that its leases and the leases of the joint  venture  with
K-Mart are at or below the fair market rent for  comparable  properties and as a result,  the  rejection of one or more leases is not expected to have a material adverse effect on the consolidated financial position of the Company.

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

                                  Page 9 of 17

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

                                                Three Months Ended March 31,
                                                ----------------------------

                                                      2002      2001
                                                      ----      ----

Numerator:
   Net income                                        $3,758   $5,115
                                                     ======   ======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares             4,622    4,707
Effect of dilutive securities:
   Employee stock options                               340      132
                                                     ------   ------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                    4,962    4,839
                                                     ======   ======

Basic earnings per share                             $  .81   $ 1.09
                                                     ======   ======

Diluted earnings per share                           $  .76   $ 1.06
                                                     ======   ======

                                 Page 10 of 17

COMPREHENSIVE INCOME

            The components of comprehensive income are as follows:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------

                                                                           2002        2001
                                                                           ----        ----

Net income                                                               $ 3,758    $ 5,115

Other comprehensive income, net of tax:
   Change in net unrealized gain on available-for-sale securities, net
      of tax provision of $1,914 and $1,026, respectively                  3,555      1,904

     Change in fair value of cash flow hedge, net of tax (provision)
       benefit of ($2) and $6, respectively
                                                                               4        (10)
                                                                         -------    -------

Comprehensive income                                                     $ 7,317    $ 7,009
                                                                         =======    =======

The components of accumulated other comprehensive income are as follows:

                                                                   March 31, 2002  December 31, 2001
                                                                   --------------  -----------------
Net unrealized gain on available-
    for-sale securities, net of tax provision
     of $5,082 and $3,168, respectively                                  $9,438     $5,883

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit of $2 and $5, respectively                              (4)        (6)
                                                                         -------    -------

                                                                         $9,434     $5,877
                                                                         =======    ========

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

                                 Page 11 of 17

            Operating results of the Company's business segments are as follows:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------

                                                                            2002       2001
                                                                         --------    --------
               Net revenues and sales:
                  Real estate investment and management                  $  6,374    $  7,708
                  Engineered products                                       8,240       9,258
                                                                         --------    --------

                                                                         $ 14,614    $ 16,966
                                                                         ========    ========

               Operating income:
                  Real estate investment and management                  $  3,425    $  4,164
                  Engineered products                                         221         707
                                                                         --------    --------

                                                                            3,646       4,871

               General corporate expenses                                    (567)       (599)
               Other income, net                                            2,888       4,323
                                                                         --------    --------

                              Income before income taxes                 $  5,967    $  8,595
                                                                         ========    ========

Identifiable assets of the Company's business segments are as follows:

                                                                   March 31, 2002   December 31, 2001
                                                                   --------------   -----------------

Real estate investment and management and
corporate assets                                                         $173,051   $166,562

Engineered products                                                        12,353     12,429
                                                                         --------   --------

                                                                         $185,404   $178,991
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

            Revenues  for the three  month  period  ended  March  31,  2002 were
$14,614, a decrease of $2,352 or 13.9% from comparable 2001 revenues.  Operating income during this period was $3,079 versus $4,272 for the comparable  period in
2001.  Net  income  for the first  quarter  was  $3,758 or $.81 per basic  share compared to net income of $5,115 or $1.09 per basic share for the same period in
2001.

                                 Page 12 of 17

REAL ESTATE OPERATIONS

            Rental revenues from real estate operations  decreased by $1,334, or
17.3% for the three months  ended March 31, 2002  compared to the same period in
2001. This decrease is primarily  attributable to decreased  rental revenues due to property sales and decreased hotel revenues due to the slowing economy.

            Mortgage  interest  expense  decreased  $103 or 21.1%  for the three months ended March 31, 2002,  compared to the corresponding  2001 period, due to continuing  mortgage  amortization which approximated  $5,253 during the last 12 months and the satisfaction of several mortgages.

            Depreciation  expense  associated with rental  properties  decreased
$204 or 19.5% for the three  months  ended March 31,  2002  compared to the same period in 2001. This decrease is primarily due to reduced  depreciation  expense associated with fully depreciated properties and properties sold in 2001.

            Operating expenses associated with the management of real properties decreased  $288 or 14.3% for the three months  ended March 31, 2002  compared to the  corresponding  period in 2001,  principally  due to the  decrease  in hotel revenues noted above.

ENGINEERED PRODUCTS

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation and AFP  Transformers,  LLC. The operating results of the engineered products segment are as follows:

            (In Thousands)                 Three Months Ended March 31,
                                           -----------------------------

                                                 2002    2001
                                                 ----    ----

Net Sales                                      $8,240   $9,258
                                               ======   ======

Cost of Sales                                  $6,303   $6,726
                                               ======   ======

Selling, General and Administrative Expenses   $1,716   $1,825
                                               ======   ======

Income from Operations                         $  221   $  707
                                               ======   ======

            Net sales of the engineered  products  segment  decreased  $1,018 or
11.0% for the three months  ended March 31, 2002  compared to the same period in
2001.  The  decrease  reflects  lower  sales in the  Company's  transformer  and engineered  component  product  lines,  offset by higher sales in the  Company's automotive product line. The decline was due to the slowing economy.

            Cost of sales as a percentage of sales increased  approximately 5.2%
for the three months ended March 31, 2002 compared to the  corresponding  period in 2001,  principally due to the decline in sales and mix of products sold noted
above.

            Selling,  general  and  administrative  expenses  of the  engineered products segment  decreased $109 or 6.0% during the three months ended March 31,
2002 versus the  comparable  2001 period.  This decrease is primarily due to the decline in sales noted above.

                                 Page 13 of 17

GENERAL AND ADMINISTRATIVE EXPENSES

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  decreased  by $32, or 5.3% for the three month period ended  March 31,  2002,  versus the same  period in 2001,  principally  due to a decrease in professional fees.

OTHER INCOME AND EXPENSE, NET

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

           (In Thousands)                                       Three Months Ended March 31,
                                                                ----------------------------

                                                                    2002        2001
                                                                    ----        ----

           Net gain on sale of real estate assets                 $ 5,378    $ 2,941

           Net gain on sale of trading securities                       0        461

           Net loss on sale of available-for-sale securities       (1,005)         0

           Net gain on sale of derivative instruments                 120          0

           Net unrealized (loss) gain on derivative instruments    (1,982)       466

           Other, net                                                 (14)        61
                                                                  -------    -------

                                                                  $ 2,497    $ 3,929
                                                                  =======    =======

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2002, the Company's cash and marketable securities were
$100,569 and working capital was approximately $84,923.  Management continues to believe the real estate market is overvalued and accordingly recent acquisitions have been limited to those select  properties that meet the Company's  stringent financial requirements.  Management believes the available working capital along with the $60,000 of  availability  on the revolving  credit  facility  discussed below,  puts the Company in an opportune  position to fund acquisitions and grow the portfolio if and when attractive long-term opportunities become available.

            The Company's portfolio of available-for-sale  securities had a fair market  value of  approximately  $34,178 at March 31,  2002,  reflecting  pretax unrealized  holding  gains of  approximately  $14,520.  Included  in  marketable securities  at March 31, 2002 was $32,918 of common  stock in a  publicly-traded company  for which the  Company's  Chairman  of the  Board is the  Chairman  and
President and another Director of the Company is a director.

                                 Page 14 of 17

            The  Company  is a lessor of eight (8)  department  stores  that are currently leased to K-Mart  Corporation  ("K-Mart"),  which filed for protection under Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture that owns two  distribution centers that are also leased to K-Mart. Although it is currently uncertain which leases,  if any,  K-Mart  will  reject or affirm as part of its  reorganization, management  believes  that its leases and the leases of the joint  venture  with
K-Mart are at or below the fair market rent for  comparable  properties and as a result,  the  rejection of one or more leases is not expected to have a material adverse effect on the consolidated financial position of the Company.

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which provides for both a $60,000  revolving  credit facility  ("Revolver")  and a $1,925 term loan ("Term Loan").  Each of the three banks  participates in the Revolver while only one bank participates in the Term
Loan.

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized  at  10.5%,  (ii) the  lesser  of  $6,000  or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the  lesser of  $10,000  or 50.0% of the  aggregate  annualized  and  normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized  at 12.0%  and (iv) the  lesser  of  $10,000  or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
March 31, 2002, eligibility under the Revolver was $60,000, based upon the above
terms.  The  credit  agreement   contains  certain   financial  and  restrictive
covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company was in  compliance  with all  covenants  at March 31,  2002.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002. At March 31, 2002, there were no amounts outstanding under the Revolver.

            The Term  Loan  bears  interest  at 90 day  LIBOR  plus  1.4% and is payable in quarterly  principal  installments of $175 with the final payment due on  September  30,  2002.  At March  31,  2002,  there  was  approximately  $350
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

                                 Page 15 of 17

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

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases in excess of par value have reduced  retained  earnings.  During 2002, the Company  purchased and retired  53,300 shares of the Company's  common stock for approximately  $1,279. Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value. Repurchases of the Company's  common stock will be made from time to time in the open market
at  prevailing   market   prices  and  may  be  made  in  privately   negotiated
transactions, subject to available resources.

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

BUSINESS TRENDS

            Total  revenues of the Company were $14,614 for the first quarter of
2002, a decrease of $2,352 or 13.9% from the comparable 2001 period, principally due to decreased  rental and hotel revenues and a decrease in net sales from the engineered  products  segment.  Net income during this period was $3,758 or $.81 per basic  share  compared  to net income of $5,115 or $1.09 per basic share for the same period in 2001.  Included in the  results  for the three  months  ended
March 31, 2002 are net gains from the sale of real  estate  assets of $5,378 and
net  realized  and  unrealized  losses  from  the  sale  of   available-for-sale
securities and derivative instruments of $2,867.

                                 Page 16 of 17

            Real estate  operations  continue to generate  substantial cash flow for  reinvestment  into our lines of business.  Operating  income generated from this segment for the three months ended March 31, 2002 was $3,425 on revenues of
$6,374.  The  long-term  nature  of the  Company's  property  leases  as well as continued mortgage amortization  continues to provide a solid financial base for the results of this segment.

            Operating  income from the  engineered  products  segment  decreased
$486,  compared to the  corresponding  2001 period,  primarily  due to lower net sales brought on by the slowing  economy.  Management  has placed an emphasis on cost  reductions  and  productivity  improvements  and will  continue to closely monitor the operations of this segment.

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

                                    UNITED CAPITAL CORP.

Dated:  May 13, 2002                By: /s/ Anthony J. Miceli
                                        ----------------------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Company

                                 Page 17 of 17