Form 10-Q
period 2002-06-30
UNITED CAPITAL CORP /DE/
filed 2002-08-13
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934

For the quarterly period ending                     June 30, 2002
                               -------------------------------------------------

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

            Common stock, $.10 par value 4,568,105 shares outstanding
                              as of August 9, 2002.

                                  Page 1 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of June 30, 2002 (Unaudited) and December 31, 2001              3

           Consolidated Statements of Income for the
           Three Months Ended June 30, 2002 and 2001 (Unaudited)           4

           Consolidated Statements of Income for the
           Six Months Ended June 30, 2002 and 2001 (Unaudited)             5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (Unaudited)         6 - 7

           Notes to Consolidated Financial Statements                  8 - 13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13 - 20

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK                                                     20

                            PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                20

SIGNATURES                                                                 21

                                  Page 2 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                 (In Thousands)

                                                                      2002             2001
                                                                    ----------       ---------

Assets

Current assets:
   Cash and cash equivalents                                        $ 72,126         $ 68,170
   Marketable securities                                              34,565           28,633
   Notes and accounts receivable, net                                  6,871            6,385
   Inventories                                                         4,040            4,953
   Prepaid expenses and other current assets                             850              871
                                                                    --------         --------

      Total current assets                                           118,452          109,012
                                                                    --------         --------

Property, plant and equipment, net                                     4,026            4,525
Real property held for rental, net                                    50,590           52,870
Noncurrent notes receivable                                            3,151              250
Other assets                                                          11,677           11,308
Deferred income taxes                                                   --              1,026
                                                                    --------         --------

      Total assets                                                  $187,896         $178,991
                                                                    ========         ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                             $  5,044         $  5,047
   Borrowings under credit facilities                                    175              525
   Accounts payable and accrued liabilities                           18,632           17,937
   Income taxes payable                                                5,537            7,585
   Deferred income taxes                                               3,232            1,481
                                                                    --------         --------

      Total current liabilities                                       32,620           32,575
                                                                    --------         --------

Long-term debt                                                        14,217           16,738
Other long-term liabilities                                           34,350           33,337
Deferred income taxes                                                  1,140             --
                                                                    --------         --------

      Total liabilities                                               82,327           82,650
                                                                    --------         --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 per value, authorized 7,500 shares;
      issued and outstanding 4,588 and 4,641 shares, respectively        459              464
   Retained earnings                                                  95,909           90,000
   Accumulated other comprehensive income, net of tax                  9,201            5,877
                                                                    --------         --------

      Total stockholders' equity                                     105,569           96,341
                                                                    --------         --------

      Total liabilities and stockholders' equity                    $187,896         $178,991
                                                                    ========         ========

      The  accompanying  Notes  to  Consolidated  Financial  Statements  are  an
      integral part of these statements.

                                  Page 3 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                    2002         2001
                                                 ---------    ----------

Revenues:
   Net sales                                     $  9,021    $  8,719
   Rental revenues from real estate operations      6,649       6,927
                                                 --------    --------

                     Total revenues                15,670      15,646
                                                 --------    --------

Costs and expenses:
   Cost of sales                                    6,458       6,603
   Real estate operations:
      Mortgage interest expense                       382         461
      Depreciation expense                            829       1,057
      Other operating expenses                      1,912       2,099
   General and administrative expenses              1,427       1,475
   Selling expenses                                   931         952
                                                 --------    --------

                     Total costs and expenses      11,939      12,647
                                                 --------    --------

   Operating income                                 3,731       2,999
                                                 --------    --------

Other income (expense):
   Interest and dividend income                       324         426
   Interest expense                                   (76)       (104)
   Other income and expense, net                    1,892         (43)
                                                 --------    --------

                     Total other income             2,140         279
                                                 --------    --------

   Income before income taxes                       5,871       3,278

   Provision for income taxes                       2,342       1,270
                                                 --------    --------

   Net income                                    $  3,529    $  2,008
                                                 ========    ========

   Earnings per share:
      Basic                                      $    .77    $    .43
                                                 ========    ========
      Diluted                                    $    .71    $    .41
                                                 ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 4 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                    2002        2001
                                                 --------     --------

Revenues:
   Net sales                                     $ 17,261    $ 17,977
   Rental revenues from real estate operations     13,023      14,635
                                                 --------    --------

                     Total revenues                30,284      32,612
                                                 --------    --------

Costs and expenses:
   Cost of sales                                   12,761      13,329
   Real estate operations:
      Mortgage interest expense                       766         948
      Depreciation expense                          1,670       2,102
      Other operating expenses                      3,636       4,111
   General and administrative expenses              2,801       2,879
   Selling expenses                                 1,840       1,972
                                                 --------    --------

                     Total costs and expenses      23,474      25,341
                                                 --------    --------

   Operating income                                 6,810       7,271
                                                 --------    --------

Other income (expense):
   Interest and dividend income                       881         950
   Interest expense                                  (242)       (234)
   Other income and expense, net                    4,389       3,886
                                                 --------    --------

                     Total other income             5,028       4,602
                                                 --------    --------

   Income before income taxes                      11,838      11,873

   Provision for income taxes                       4,551       4,750
                                                 --------    --------

   Net income                                    $  7,287    $  7,123
                                                 ========    ========

   Earnings per share:
      Basic                                      $   1.58    $   1.52
                                                 ========    ========
      Diluted                                    $   1.47    $   1.46
                                                 ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 5 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (In Thousands)

                                                                             2002         2001
                                                                          ----------    ---------

Cash flows from operating activities:
   Net income                                                              $  7,287    $  7,123
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                        2,318       2,835
         Net loss (gain) on sale of available-for-sale securities             1,005        (128)
         Net gain on sale of trading securities                                --          (461)
         Net gain on sale of real estate assets                              (5,674)     (3,035)
         Gain from equity investments                                          (337)       (434)
         Net gain on sale of derivative instruments                            (220)       (521)
         Purchase of trading securities                                        --           (54)
         Proceeds from sale of trading securities                              --         2,287
         Net unrealized loss on derivative instruments                          475         304
         Changes in assets and liabilities  (A)                               3,510        (595)
                                                                           --------    --------

                     Net cash provided by operating activities                8,364       7,321
                                                                           --------    --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                 (2,100)     (1,853)
   Proceeds from sale of available-for-sale securities                          268         577
   Proceeds from sale of real estate assets                                   6,410       3,091
   Proceeds from sale of derivative instruments                                --         1,606
   Purchase of derivative instruments                                        (1,930)       --
   Acquisition of property, plant and equipment                                (112)       (979)
   Purchase of note receivable                                               (2,955)       --
   Principal payments on note receivable                                          3        --
   Acquisition of/additions to real estate assets                              (124)       (862)
   Distributions from equity investments                                        389         391
                                                                           --------    --------

                     Net cash (used in) provided by investing activities       (151)      1,971
                                                                           --------    --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                              (2,524)     (2,820)
   Net repayments under credit facilities                                      (350)       (350)
   Purchase and retirement of common shares                                  (1,720)       (695)
   Proceeds from exercise of stock options                                      337          72
                                                                           --------    --------

                     Net cash used in financing activities                   (4,257)     (3,793)
                                                                           --------    --------

Net increase in cash and cash equivalents                                     3,956       5,499

Cash and cash equivalents, beginning of period                               68,170      17,134
                                                                           --------    --------

Cash and cash equivalents, end of period                                   $ 72,126    $ 22,633
                                                                           ========    ========

                                  Page 6 of 21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (CONTINUED)
                                   (UNAUDITED)

         (A)   Changes in assets and  liabilities  for the six months ended June
               30, 2002 and 2001 are as follows:

                                                        2002      2001
                                                    ----------- --------

         Notes and accounts receivable, net          ($  446)   ($1,264)
         Inventories                                     913       (817)
         Prepaid expenses and other current assets        21        (90)
         Deferred income taxes                         2,136        216
         Noncurrent notes receivable                      11        (18)
         Other assets                                   (460)        34
         Accounts payable and accrued liabilities      2,370        211
         Income taxes payable                         (2,048)      (653)
         Other long-term liabilities                   1,013      1,786
                                                     -------    -------

                  Total                              $ 3,510    ($  595)
                                                     =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 7 of 21

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

MARKETABLE SECURITIES

            The aggregate market value of marketable  securities was $34,565 and
$28,633  at June  30,  2002 and  December  31,  2001,  respectively,  while  the aggregate  cost  of such  securities  was  $20,408  and  $19,582,  respectively.
Marketable securities consist of the following:

                                 June 30, 2002      December 31, 2001
                                 -------------      -----------------

Available-for-sale securities:
Corporate equities                 $34,010             $28,198
Corporate bonds                        555                 435
                                   -------             -------
                                   $34,565             $28,633
                                   =======             =======

INVENTORIES

            The components of inventory are as follows:

                                June 30, 2002      December 31, 2001
                                -------------      -----------------

               Raw materials       $2,116              $2,388
               Work in process        482                 782
               Finished goods       1,442               1,783
                                   ------              ------
                                   $4,040              $4,953
                                   ======              ======

                                  Page 8 of 21

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
fair  value  of  ($2)  and  ($11)  at June  30,  2002  and  December  31,  2001,
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
investments  in both common and preferred  equity issues and  participates  on a limited  basis  in  transactions  involving  derivative  financial  instruments, including  short stock sales and put and/or call options.  The Company is highly selective when participating in such transactions. At June 30, 2002 and December
31,  2001,  the fair value of such  derivatives  was  ($8,481),  and  ($10,155), respectively,  which is recorded as a component of accounts  payable and accrued liabilities in the accompanying  Consolidated  Balance Sheets. These instruments do not qualify for hedge  accounting  and therefore  changes in the  derivatives fair value are  recognized  in earnings.  For the six months ended June 30, 2002 and  2001,  the  Company  recognized  $475  and $304 in net  unrealized  losses, respectively,  and $220  and  $521 in net  realized  gains,  respectively,  from derivative  instruments,  which are included in other income and expense, net in the accompanying Consolidated Statements of Income.

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

                                  Page 9 of 21

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

                                 Page 10 of 21

EARNINGS PER SHARE
------------------

      The  following  table  sets  forth the  computation  of basic and  diluted earnings per share:

                                                      Three Months        Six Months
                                                     Ended June 30,      Ended June 30,
                                                     --------------      --------------

                                                      2002     2001      2002    2001
                                                    -------   -------  -------  ------

Numerator:
   Net income                                        $3,529   $2,008   $7,287   $7,123
                                                     ======   ======   ======   ======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares             4,587    4,689    4,605    4,698
Effect of dilutive securities:
   Employee stock options                               373      251      352      194
                                                     ------   ------   ------   ------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                    4,960    4,940    4,957    4,892
                                                     ======   ======   ======   ======

Basic earnings per share                             $  .77   $  .43   $ 1.58   $ 1.52
                                                     ======   ======   ======   ======

Diluted earnings per share                           $  .71   $  .41   $ 1.47   $ 1.46
                                                     ======   ======   ======   ======

COMPREHENSIVE INCOME
--------------------

            The components of comprehensive income are as follows:

                                                         Three Months            Six Months
                                                         Ended June 30,         Ended June 30,
                                                         --------------         --------------

                                                        2002        2001       2002      2001
                                                     ---------   ---------  ---------  ---------

Net income                                           $  3,529    $  2,008   $  7,287   $  7,123

Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities, net of tax
   (provision) benefit of $127, ($2,726),
   ($1,787), and ($3,752), respectively                  (237)      5,066      3,319      6,970

   Change in fair value of cash flow hedge,  net
   of tax (provision) benefit of ($1), ($0), ($4),
   and $5, respectively                                     2           1          5        (10)
                                                     --------    --------   --------   --------

Comprehensive income                                 $  3,294    $  7,075   $ 10,611   $ 14,083
                                                     ========    ========   ========   ========

                                 Page 11 of 21

The components of accumulated other comprehensive income are as follows:

                                                June 30, 2002  December 31, 2001
                                                -------------  -----------------
Net unrealized gain on available-
    for-sale securities, net of tax provision
      of $4,955 and $3,168, respectively          $ 9,202         $ 5,883

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit of $1 and $5, respectively        (1)             (6)
                                                  -------         -------

                                                  $ 9,201         $ 5,877
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

            Operating results of the Company's business segments are as follows:

                                                     Three Months              Six Months
                                                    Ended June 30,           Ended June 30,
                                                    --------------           --------------

                                                    2002         2001       2002         2001
                                                  --------    ---------   ---------   ---------
Net revenues and sales:
   Real estate investment and management          $  6,649    $  6,927    $ 13,023    $ 14,635
   Engineered products                               9,021       8,719      17,261      17,977
                                                  --------    --------    --------    --------

                                                  $ 15,670    $ 15,646    $ 30,284    $ 32,612
                                                  ========    ========    ========    ========

Operating income:
   Real estate investment and management          $  3,526    $  3,310    $  6,951    $  7,474
   Engineered products                                 853         417       1,074       1,124
   General corporate expenses                         (648)       (728)     (1,215)     (1,327)
                                                  --------    --------    --------    --------

                                                     3,731       2,999       6,810       7,271

   Other income, net                                 2,140         279       5,028       4,602
                                                  --------    --------    --------    --------

                     Income before income taxes   $  5,871    $  3,278    $ 11,838    $ 11,873
                                                  ========    ========    ========    ========

Identifiable assets of the Company's business segments are as follows:

                                                        June 30, 2002   December 31, 2001
                                                        -------------   -----------------

               Real estate investment and management and
               corporate assets                            $175,296        $166,562

               Engineered products                           12,600          12,429
                                                           --------        --------

                                                           $187,896        $178,991
                                                           ========        ========

                                 Page 12 of 21

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (In Thousands, Except Per Share Data)

            The  following  discussion  should be read in  conjunction  with the accompanying  Consolidated  Financial  Statements of United  Capital Corp.  (the
"Company") and related notes thereto.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

            The  Consolidated  Financial  Statements of the Company  include the accounts of the Company and its  wholly-owned  subsidiaries.  The preparation of the financial  statements in conformity  with  accounting  principles  generally accepted in the United States of America  requires  management to make estimates and  assumptions in certain  circumstances  that affect amounts  reported in the
Consolidated   Financial  Statements  and  related  notes.  In  preparing  these financial  statements,  management has made its best  estimates and  assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic  conditions,  giving due  consideration to materiality.  It is possible that the ultimate  outcome as  anticipated  by  management  in  formulating  its estimates inherent in these financial statements might not materialize. However, application of the critical  accounting  policies below involves the exercise of judgment and use of  assumptions  as to future  uncertainties  and, as a result, actual results could differ from these estimates.  In addition,  other companies may  utilize  different  estimates,  which may impact the  comparability  of the
Company's results of operations to those of companies in similar businesses.

      Revenue Recognition and Accounts Receivable - Manufacturing Operations
      ----------------------------------------------------------------------

            Sales are recorded  when the  products are shipped to the  customer.
      Estimates are used in  determining  the  Company's  allowance for doubtful accounts  based on historical  collections  experience,  current  economic trends and a percentage of its accounts receivable

                                 Page 13 of 21

      by aging category. In determining these percentages,  the Company looks at historical  write-offs of its  receivables.  The Company also looks at the credit  quality  of its  customer  base as well as  changes  in its credit policies.  The Company continuously monitors collections and payments from
      its  customers.   While  credit  losses  have   historically  been  within
      expectations and the provisions established,  the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. The Company's net income is directly affected by management's estimate of the collectibility of accounts receivable.

            Revenue Recognition and Accounts Receivable - Real Estate Operations
            --------------------------------------------------------------------

            The Company  leases  substantially  all of its properties to tenants under net leases which are accounted for as operating  leases.  Under this type of lease,  the tenant is obligated to pay all operating  costs of the
      property   including   real  estate  taxes,   insurance  and  repairs  and
      maintenance.   Gains  on  the  sale  of  real  estate  assets  and  equity
      investments  are  recorded  when  the  gain  recognition   criteria  under
      generally accepted  accounting  principles in the United States of America have been met.

            Certain  lease  agreements  provide for  additional  rent based on a percentage of tenants' sales. These percentage rents are recorded once the required sales levels are achieved.

            Income on leveraged leases is recognized by a method that produces a constant rate of return on the outstanding investment in the lease, net of the  related  deferred  tax  liability  in the  years  in  which  the  net investment is positive.

            The Company makes estimates of the  uncollectibility of its accounts
      receivable   related   to  base   rents,   tenant   escalations,   expense
      reimbursements   and  other  revenues.   The  Company  analyzes   accounts
      receivable and historical bad debt levels,  customer credit worthiness and current  economic trends when evaluating the adequacy of the allowance for doubtful  accounts.  In addition,  tenants in bankruptcy  are analyzed and
      estimates   are  made  in  connection   with  the  expected   recovery  of
      pre-petition  and  post-petition  claims.  The  Company's  net  income  is directly  affected  by  management's  estimate  of the  collectibility  of accounts receivable.

            Real Estate
            -----------

            Land, buildings and improvements and equipment are recorded at cost,
      less   accumulated   depreciation  and   amortization.   Expenditures  for
      maintenance and repairs are charged to operations as incurred. Significant renovations  and  replacements,  which improve the life of the asset,  are capitalized and depreciated over their estimated useful lives.

            Depreciation is computed utilizing the straight-line method over the estimated  useful lives of five to  thirty-nine  years for  buildings  and improvements and five to seven years for equipment.

            The  Company is required to make  subjective  assessments  as to the useful lives of its properties  for purposes of determining  the amount of depreciation  to  reflect  on  an  annual  basis  with  respect  to  those properties.  These  assessments  have a direct impact on the Company's net income.  Should  the  Company  lengthen  the  expected  useful  life  of a particular  asset, it would be depreciated  over more years, and result in less depreciation expense and higher annual income.

                                 Page 14 of 21

            Inventories
            -----------

                      The  Company  values  inventory  at the  lower  of cost or market,  cost being  determined on a first-in,  first-out basis. The
            Company regularly reviews inventory quantities on hand, particularly finished  goods,  and  records a provision  for excess and  obsolete inventory  based  primarily on existing and  anticipated  design and engineering  changes to our  products as well as forecasts of future product  demand.  The Company's  net income is directly  affected by management's estimate of the realizability of inventories.

            Long Lived Assets
            -----------------

                      On a periodic basis, management assesses whether there are any  indicators  that  the  value of its long  lived  assets  may be
            impaired.   An  asset's  value  is   considered   impaired  only  if
            management's  estimate of current and projected operating cash flows
            (undiscounted  and without  interest  charges) of the asset over its remaining  useful  life is less than the net  carrying  value of the asset. Such cash flow projections  consider factors such as expected future  operating  income,  trends  and  prospects,  as  well as the effects  of demand,  competition  and other  factors.  To the extent impairment has occurred,  the carrying  amount of the asset would be written down to an amount to reflect the fair value of the asset.

                      The Company is required to make subjective  assessments as to  whether  there are  impairments  in the value of its long  lived assets and other  investments.  The Company's reported net income is directly affected by management's estimate of impairments.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------

            Revenues  for the three  months  ended  June 30,  2002 were  $15,670 compared to $15,646 for the three months ended June 30, 2001.  Operating  income during this period was $3,731 versus $2,999 for the comparable  2001 period,  an increase of $732 or 24%. Net income for the second quarter of 2002 was $3,529 or
$.77 per basic  share  compared  to net income of $2,008 or $.43 per basic share for the same period in 2001, an increase of 79% in basic earnings per share.

            Total  revenues  for the  first  six  months  of 2002  were  $30,284 resulting in  operating  income of $6,810  versus total  revenues of $32,612 and operating income of $7,271 during the comparable 2001 period. Net income for the six month  period was $7,287 or $1.58 per basic share in 2002  versus  $7,123 or
$1.52 per basic share in 2001.

REAL ESTATE OPERATIONS
----------------------

            Rental  revenues  from real estate  operations  decreased by $278 or
4.0% for the three months ended June 30, 2002 and decreased  $1,612 or 11.0% for the six months  ended June 30,  2002  compared to the  corresponding  periods in
2001.  These decreases are primarily  attributable to decreased  rental revenues due to the sale of properties  and decreased  hotel  revenues due to the slowing economy.

            Mortgage  interest  expense  decreased  $79 or 17.1%  for the  three months ended June 30, 2002,  and $182 or 19.2% for the six months ended June 30,
2002,  compared to the corresponding  2001 periods,  due to continuing  mortgage amortization which approximated $5,100 during the last 12 months.

                                 Page 15 of 21

            Depreciation  expense  associated with rental  properties  decreased
$228 or 21.6% for the three months  ended June 30,  2002,  and $432 or 20.6% for the six months ended June 30, 2002  compared to the same periods in 2001.  These decreases are  primarily due to reduced  depreciation  expense  associated  with fully depreciated properties and properties sold in 2002 and 2001.

            Operating expenses associated with the management of real properties decreased  $187 or 8.9% for the three months  ended June 30,  2002,  and $475 or
11.6% for the six  months  ended June 30,  2002  compared  to the  corresponding periods in 2001, principally due to the decrease in hotel revenues noted above.

ENGINEERED PRODUCTS
-------------------

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation and AFP  Transformers,  LLC. The operating results of the engineered products segment are as follows:

                                        Three Months          Six Months
      (In Thousands)                   Ended June 30,       Ended June 30,
                                       --------------       --------------

                                        2002     2001      2002     2001
                                      ------   -------   -------   -------
      Net Sales                       $9,021   $ 8,719   $17,261   $17,977
                                      ======   =======   =======   =======

      Cost of Sales                   $6,458   $ 6,603   $12,761   $13,329
                                      ======   =======   =======   =======

      Selling, General and
            Administrative Expenses   $1,710   $ 1,699   $ 3,426   $ 3,524
                                      ======   =======   =======   =======

      Income from Operations          $  853   $   417   $ 1,074   $ 1,124
                                      ======   =======   =======   =======

            Net sales of the engineered  products segment increased $302 or 3.5%
for the three months ended June 30, 2002 and decreased  $716 or 4.0% for the six months ended June 30, 2002  compared to the same  periods in 2001.  The increase for the quarter reflects higher sales in the Company's  automotive product line, offset by lower sales in the  Company's  transformer  and  engineered  component product  lines.  The  decrease  for the six months  ended June 30, 2002  results primarily from lower sales in the Company's transformer and engineered component product lines, offset by higher sales in the Company's automotive product line.

            Cost of sales as a percentage of sales  decreased 5.4% for the three months  ended  June 30,  2002,  compared  to the  corresponding  period in 2001, principally  due to the mix of  products  sold,  cost  containment  efforts  and improved  pricing  decisions.  For the six months ended June 30,  2002,  cost of sales as a percentage  of sales was  comparable to the six months ended June 30,
2001.

            Selling,  general  and  administrative  expenses  of the  engineered products segment increased less than 1% for the three months ended June 30, 2002 and  decreased  $98 or 2.8% for the six months  ended June 30,  2002  versus the comparable  2001 periods.  The changes are mainly due to changes in sales volume noted above, as well as cost containment efforts.

                                 Page 16 of 21

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  decreased  by $80 for the three months ended June 30,
2002 and $112 for the six months ended June 30, 2002, versus the same periods in
2001,  principally  due to a decrease in salary and salary related  expenses and professional fees.

OTHER INCOME AND EXPENSE, NET
-----------------------------

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

                                                                  Three Months         Six Months
   (In Thousands)                                                Ended June 30,      Ended June 30,
                                                                 --------------      --------------

                                                                2002       2001      2002        2001
                                                              --------   --------   -------    --------

   Net gain on sale of real estate assets                     $   296    $    94    $ 5,674    $ 3,035

   Net gain on sale of trading securities                        --         --         --          461

   Net gain (loss) on sale of available-for-sale securities      --          128     (1,005)       128

   Net gain on sale of derivative instruments                     100        521        220        521

   Net unrealized gain (loss) on derivative
         instruments                                            1,507       (770)      (475)      (304)

   Other, net                                                     (11)       (16)       (25)        45
                                                              -------    -------    -------    -------
                                                              $ 1,892    ($   43)   $ 4,389    $ 3,886
                                                              =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            At June 30, 2002, the Company's cash and marketable  securities were
over  $106,000  and  working  capital  was  approximately  $86,000.   Management
continues to believe the real estate market is overvalued and accordingly recent acquisitions  have been  limited to select  properties  that meet the  Company's stringent  financial  requirements.  Management  believes the available  working capital along with the $60,000 of availability on the revolving  credit facility discussed below, puts the Company in an opportune  position to fund acquisitions and grow the portfolio if and when  attractive  long-term  opportunities  become available.

            The Company's  portfolio of marketable  securities had a fair market value of approximately  $34,565 at June 30, 2002,  reflecting  pretax unrealized holding gains of  approximately  $14,157.  Included in marketable  securities at
June 30, 2002 was $32,518 of common stock in a publicly-traded company for which the  Company's  Chairman of the Board is the Chairman and  President and another
Director of the Company is a director.

                                 Page 17 of 21

            The  Company  is a lessor of eight (8)  department  stores  that are currently leased to K-Mart  Corporation  ("K-Mart"),  which filed for protection under Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture that owns two  distribution centers that are also leased to K-Mart. Although it is currently uncertain which leases,  if any,  K-Mart  will  reject or affirm as part of its  reorganization, management  believes  that its leases and the leases of the joint  venture  with
Kmart are at or below the fair market rent for  comparable  properties  and as a result,  the  rejection of one or more leases is not expected to have a material adverse effect on the consolidated financial position of the Company.

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which provides for both a $60,000  revolving  credit facility  ("Revolver")  and a $1,925 term loan ("Term Loan").  Each of the three banks  participates in the Revolver while only one bank participates in the Term
Loan.

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized  at  10.5%,  (ii) the  lesser  of  $6,000  or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the  lesser of  $10,000  or 50.0% of the  aggregate  annualized  and  normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized  at 12.0%  and (iv) the  lesser  of  $10,000  or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
June 30, 2002,  eligibility under the Revolver was $60,000, based upon the above
terms.  The  credit  agreement   contains  certain   financial  and  restrictive
covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company  was in  compliance  with all  covenants  at June 30,  2002.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002. At June 30, 2002, there were no amounts outstanding under the Revolver.

            The Term  Loan  bears  interest  at 90 day  LIBOR  plus  1.4% and is payable in quarterly  principal  installments of $175 with the final payment due on September 30, 2002. At June 30, 2002,  there was $175 outstanding on the Term
Loan.

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

                                 Page 18 of 21

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

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases  in excess of par value have  reduced  retained  earnings.  During the first six months of 2002, the Company purchased and retired 70,947 shares of the
Company's  common stock for  approximately  $1,720.  Future  repurchases  of the
Company's  common stock will also reduce retained  earnings by amounts in excess of the par value.  Repurchases  of the Company's  common stock will be made from time to time in the open market at  prevailing  market prices and may be made in privately negotiated transactions, subject to available resources.

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

BUSINESS TRENDS
---------------

            Total  revenues of the Company were $30,284 for the six months ended
2002, a decrease of $2,328 or 7.1% from the comparable 2001 period,  principally due to decreased  rental and hotel revenues and a decrease in net sales from the engineered  products segment.  Net income during this period was $7,287 or $1.58 per basic  share  compared  to net income of $7,123 or $1.52 per basic share for the same period in 2001.

            Revenues  from the  Company's  real  estate  operations  for the six months ended June 30, 2002 were $13,023,  generating operating income of $6,951.
The Company has continued to take advantage of the current economic  environment by  divesting  itself of certain  assets.  During the six months  ended June 30,
2002, the Company sold four properties  generating  approximately $6,408 of cash inflow and yielding $5,674 in property gains.

                                 Page 19 of 21

            Operating  income from the  engineered  products  segment during the first six  months  of 2002 was  $1,074  on  revenues  of  $17,261.  Despite  the downturns  the  economy has been  experiencing  in recent  months,  management's continued focus on expanding product offerings,  price  competitiveness and cost reductions have contributed to the overall success of this segment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

            The  information  called  for by this  item is  provided  under  the caption "Derivative Financial  Instruments" under Item 1 - Notes to Consolidated
Financial Statements.

PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2002, the Company held its Annual Meeting of  Stockholders,  whereby the  stockholders  elected  Directors  and  approved  a  proposal  to amend  the
Company's  Incentive  and  Non-Qualified  Stock  Option  Plan.  The vote on such matters was as follows:

1.  ELECTION OF DIRECTORS:

                                                 For            Withheld
                                                 ---            --------
                  A.F. Petrocelli              4,112,308         10,053
                  Howard M. Lorber             4,111,808         10,553
                  Robert M. Mann               4,112,308         10,053
                  Anthony J. Miceli            4,112,308         10,053
                  Arnold S. Penner             4,112,308         10,053

2.  APPROVAL OF AMENDMENT TO THE INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN:

    To adopt an amendment to the plan to increase the number of shares of Common
    Stock,  $.10 par value per share,  reserved for issuance under the plan from
    1,325,000 to 1,825,000.

              For            Against          Abstain          None Voted
              ---            -------          -------          ----------
           3,604,079         94,568           13,745             409,969

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K.  None.
     (b)  Exhibits
          99.1 Certification of the Chief Executive Officer
          99.2 Certification of the Chief Financial Officer

                                 Page 20 of 21

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                     UNITED CAPITAL CORP.

Dated:  August 9, 2002               By: /s/Anthony J. Miceli
                                         ------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

                                 Page 21 of 21