Form 10-Q
period 2002-09-30
UNITED CAPITAL CORP /DE/
filed 2002-11-12
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ending              September 30, 2002
                               -------------------------------------------------

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

            Common stock, $.10 par value 4,542,005 shares outstanding
                             as of November 1, 2002.

                                  Page 1 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of September 30, 2002 (Unaudited) and December 31, 2001            3

           Consolidated Statements of Income for the
           Three Months Ended September 30, 2002 and 2001 (Unaudited)         4

           Consolidated Statements of Income for the
           Nine Months Ended September 30, 2002 and 2001 (Unaudited)          5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001 (Unaudited)      6 - 7

           Notes to Consolidated Financial Statements                     8 - 14

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15 - 23

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK                                                        23

ITEM 4.    CONTROLS AND PROCEDURES                                            23

                            PART II OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   23

SIGNATURES                                                                    23

CERTIFICATIONS                                                             24-27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                 (In Thousands)

                                                                       2002       2001
                                                                    ---------  ---------
Assets

Current assets:
   Cash and cash equivalents                                        $ 61,663   $ 68,170
   Marketable securities                                              35,051     28,633
   Notes and accounts receivable, net                                  6,335      6,385
   Inventories                                                         3,607      4,953
   Prepaid expenses and other current assets                             694        871
                                                                    --------   --------

      Total current assets                                           107,350    109,012
                                                                    --------   --------

Property, plant and equipment, net                                     3,757      4,525
Real property held for rental, net                                    49,789     52,815
Real property held for sale, net                                        --           55
Noncurrent notes receivable                                            3,195        250
Other assets                                                          11,982     11,308
Deferred income taxes                                                   --        1,026
                                                                    --------   --------

      Total assets                                                  $176,073   $178,991
                                                                    ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                             $  4,735   $  5,047
   Borrowings under credit facilities                                   --          525
   Accounts payable and accrued liabilities                            9,921     17,937
   Income taxes payable                                                6,425      7,585
   Deferred income taxes                                               1,782      1,481
                                                                    --------   --------

      Total current liabilities                                       22,863     32,575
                                                                    --------   --------

Long-term debt                                                        13,266     16,738
Other long-term liabilities                                           33,217     33,337
Deferred income taxes                                                  1,263       --
                                                                    --------   --------

      Total liabilities                                               70,609     82,650
                                                                    --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 7,500 shares;
      issued and outstanding 4,561 and 4,641 shares, respectively        456        464
   Retained earnings                                                 101,042     90,000
   Accumulated other comprehensive income, net of tax                  3,966      5,877
                                                                    --------   --------

      Total stockholders' equity                                     105,464     96,341
                                                                    --------   --------

      Total liabilities and stockholders' equity                    $176,073   $178,991
                                                                    ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 3 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                2002         2001
                                                             ---------   ----------

Revenues:
   Net sales                                                 $  8,439    $  8,119
   Rental revenues from real estate operations                  6,220       6,567
                                                             --------    --------

                     Total revenues                            14,659      14,686
                                                             --------    --------

Costs and expenses:
   Cost of sales                                                6,010       6,112
   Real estate operations:
      Mortgage interest expense                                   308         439
      Depreciation expense                                        817       1,052
      Other operating expenses                                  1,891       1,782
   General and administrative expenses                          1,351       1,344
   Selling expenses                                               866         860
                                                             --------    --------

                     Total costs and expenses                  11,243      11,589
                                                             --------    --------

   Operating income                                             3,416       3,097
                                                             --------    --------

Other income (expense):
   Interest and dividend income                                   545         457
   Interest expense                                              (112)       (108)
   Other income and expense, net                                3,875       5,025
                                                             --------    --------

                     Total other income                         4,308       5,374
                                                             --------    --------

   Income from continuing operations before income taxes        7,724       8,471

   Provision for income taxes                                   1,992       3,387
                                                             --------    --------

   Income from continuing operations                            5,732       5,084
                                                             --------    --------

Discontinued operations:
   (Loss) income from discontinued operations, net of tax
      (benefit) provision of ($15) and $73, respectively          (24)        109
   Gain on disposal of discontinued operations, net of tax
      provision of $118                                           176        --
                                                             --------    --------

   Income from discontinued operations                            152         109
                                                             --------    --------

   Net income                                                $  5,884    $  5,193
                                                             ========    ========

Basic earnings per share:
   Income from continuing operations                         $   1.26    $   1.09
   Income from discontinued operations                            .03         .02
                                                             --------    --------
   Net income per share                                      $   1.29    $   1.11
                                                             ========    ========

Diluted earnings per share:
   Income from continuing operations                         $   1.17    $   1.03
   Income from discontinued operations                            .03         .02
                                                             --------    --------
   Net income per share assuming dilution                    $   1.20    $   1.05
                                                             ========    ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 4 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                2002        2001
                                                             ---------   ---------

Revenues:
   Net sales                                                 $ 25,700    $ 26,096
   Rental revenues from real estate operations                 18,765      20,757
                                                             --------    --------

                     Total revenues                            44,465      46,853
                                                             --------    --------

Costs and expenses:
   Cost of sales                                               18,771      19,441
   Real estate operations:
      Mortgage interest expense                                 1,074       1,387
      Depreciation expense                                      2,483       3,132
      Other operating expenses                                  5,494       5,873
   General and administrative expenses                          4,152       4,223
   Selling expenses                                             2,706       2,832
                                                             --------    --------

                     Total costs and expenses                  34,680      36,888
                                                             --------    --------

   Operating income                                             9,785       9,965
                                                             --------    --------

Other income (expense):
   Interest and dividend income                                 1,426       1,407
   Interest expense                                              (354)       (342)
   Other income and expense, net                                8,264       8,911
                                                             --------    --------

                     Total other income                         9,336       9,976
                                                             --------    --------

   Income from continuing operations before income taxes       19,121      19,941

   Provision for income taxes                                   6,367       7,976
                                                             --------    --------

   Income from continuing operations                           12,754      11,965
                                                             --------    --------

Discontinued operations:
   Income from discontinued operations, net of tax
      provision of $161 and $234, respectively                    241         351
   Gain on disposal of discontinued operations, net of tax
      provision of $118                                           176        --
                                                             --------    --------

   Income from discontinued operations                            417         351
                                                             --------    --------

   Net income                                                $ 13,171    $ 12,316
                                                             ========    ========

Basic earnings per share:
   Income from continuing operations                         $   2.78    $   2.55
   Income from discontinued operations                            .09         .08
                                                             --------    --------
   Net income per share                                      $   2.87    $   2.63
                                                             ========    ========

Diluted earnings per share:
   Income from continuing operations                         $   2.58    $   2.43
   Income from discontinued operations                            .08         .07
                                                             --------    --------
   Net income per share assuming dilution                    $   2.66    $   2.50
                                                             ========    ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 5 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (In Thousands)

                                                                              2002         2001
                                                                           --------    ---------

Cash flows from operating activities:
   Net income                                                              $ 13,171    $ 12,316
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                        3,462       4,195
         Net loss (gain) on sale of available-for-sale securities             1,005      (3,470)
         Net gain on sale of trading securities                                --          (461)
         Net gain on sale of real estate assets                              (5,792)     (3,936)
         Gain from equity investments                                          (506)       (651)
         Gain on disposal of discontinued operations, net of tax               (176)       --
         Net gain on sale of derivative instruments                          (1,439)     (1,304)
         Purchase of trading securities                                        --           (54)
         Proceeds from sale of trading securities                              --         2,287
         Net unrealized (gain) loss on derivative instruments                (2,190)        335
         Changes in assets and liabilities  (A)                               4,078       1,235
                                                                           --------    --------

                     Net cash provided by operating activities               11,613      10,492
                                                                           --------    --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                (10,641)     (4,158)
   Proceeds from sale of available-for-sale securities                          268      19,202
   Proceeds from sale of real estate assets                                   6,410       4,207
   Proceeds from disposal of discontinued operations                            300        --
   Proceeds from sale of derivative instruments                               3,912       2,351
   Purchase of derivative instruments                                        (8,843)       --
   Acquisition of property, plant and equipment                                (153)     (1,191)
   Purchase of note receivable                                               (2,955)       --
   Principal payments on note receivable                                         12        --
   Acquisition of/additions to real estate assets                              (193)     (1,400)
   Distributions from equity investments, net                                   209         586
                                                                           --------    --------

                     Net cash (used in) provided by investing activities    (11,674)     19,597
                                                                           --------    --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                              (3,784)     (4,244)
   Net repayments under credit facilities                                      (525)       (525)
   Purchase and retirement of common shares                                  (2,555)     (1,019)
   Proceeds from exercise of stock options                                      418          72
                                                                           --------    --------

                     Net cash used in financing activities                   (6,446)     (5,716)
                                                                           --------    --------

Net (decrease) increase in cash and cash equivalents                         (6,507)     24,373

Cash and cash equivalents, beginning of period                               68,170      17,134
                                                                           --------    --------

Cash and cash equivalents, end of period                                   $ 61,663    $ 41,507
                                                                           ========    ========

                                  Page 6 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (CONTINUED)
                                   (UNAUDITED)

         (A)   Changes  in assets  and  liabilities  for the nine  months  ended
               September 30, 2002 and 2001 are as follows:

                                                                              2002       2001
                                                                            --------   --------

            Notes and accounts receivable, net                              $    91    ($1,867)
            Inventories                                                       1,346       (561)
            Prepaid expenses and other current assets                           177          8
            Deferred income taxes                                             3,629     (2,133)
            Noncurrent notes receivable                                           2        (13)
            Other assets                                                       (435)        61
            Accounts payable and accrued liabilities                            544       (479)
            Income taxes payable                                             (1,160)      (473)
            Other long-term liabilities                                        (120)     6,660
            Discontinued operations - noncash charges and working capital
               changes                                                            4         32
                                                                            -------    -------

                     Total                                                  $ 4,078    $ 1,235
                                                                            =======    =======

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                                  Page 7 of 27

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

            In October 2001,  the  Financial  Accounting  Standards  Board ("the
FASB") issued Statement of Financial  Accounting  Standards No. 144, "Accounting
for the Impairment or Disposal of Long-Lived  Assets" ("SFAS No. 144"). SFAS No.
144 provides accounting guidance for financial  accounting and reporting for the impairment  or  disposal  of  long-lived  assets and  supercedes  SFAS No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed of" ("SFAS No. 121").  SFAS No. 144 requires that long-lived  assets that are to be  disposed  of by sale be  measured  at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the  requirements of SFAS No.
121 regarding  impairment loss  recognition and measurement.  In addition,  this statement retains the basic provisions of APB Opinion 30 for the presentation of discontinued  operations in the income statement but broadens that  presentation to include a component of an entity (rather than a segment of a business).  SFAS
No. 144 was adopted by the Company on January 1, 2002.  The adoption of SFAS No.
144 did not have a  material  impact  on the  Company's  financial  position  or results of operations.

            In April 2002,  the FASB issued  SFAS No. 145,  "Rescission  of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections"  ("SFAS No. 145").  This statement  eliminates  the  requirement to report gains and losses from extinguishment of debt as extraordinary unless they
meet  the  criteria  of  APB  Opinion  No.  30.  SFAS  No.  145  also   requires
sale-leaseback  accounting  for certain lease  modifications  that have economic effects  that are  similar  to  sale-leaseback  transactions.  SFAS  No.  145 is effective  for fiscal  years  beginning  after May 15,  2002.  The impact of the adoption  of SFAS No.  145 is not  expected  to have a  material  impact  on the
Company's financial position or results of operations.

                                  Page 8 of 27

            In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated  with Exit or Disposal  Activities"  ("SFAS No.  146").  SFAS No. 146
nullifies  Emerging  Issues  Task  Force  Issue  No.  94-3 and  requires  that a liability for a cost associated with an exit or disposal  activity be recognized when the liability is incurred.  This statement also establishes that fair value is the  objective  for initial  measurement  of the  liability.  SFAS No. 146 is effective for exit or disposal  activities that are initiated after December 31,
2002.  The  impact of the  adoption  of SFAS No. 146 is not  expected  to have a material impact on the Company's financial position or results of operations.

MARKETABLE SECURITIES
---------------------

            The aggregate market value of marketable  securities was $35,051 and
$28,633 at September  30, 2002 and December  31, 2001,  respectively,  while the aggregate  cost of such  securities  at such  dates  was  $28,950  and  $19,582, respectively.  Included  in  marketable  securities  at  September  30, 2002 was
$20,527 of common  stock in a  publicly-traded  company for which the  Company's
Chairman of the Board is the Chairman and President and another  Director of the
Company is a director. Marketable securities consist of the following:

                                   September 30, 2002   December 31, 2001
                                   ------------------   -----------------

Available-for-sale securities:
Corporate equities                      $34,506             $28,198
Corporate bonds                             545                 435
                                        -------             -------
                                        $35,051             $28,633
                                        =======             =======

INVENTORIES
-----------

            The components of inventory are as follows:

                                  September 30, 2002    December 31, 2001
                                  ------------------    -----------------

                 Raw materials          $1,860              $2,388
                 Work in process           570                 782
                 Finished goods          1,177               1,783
                                        ------              ------
                                        $3,607              $4,953
                                        ======              ======

DISCONTINUED OPERATIONS
-----------------------

            During the three months ended  September 30, 2002,  the Company sold one of its properties  from its real estate  investment  and management  segment which had a net book value of $51.  The  property  was sold for a sales price of approximately  $3,400,  including  a mortgage  note  receivable  of  $3,100.  In accordance with accounting principles generally accepted in the United States of
America,  the gain from the sale of this property is being  recognized under the installment  method,  and,  accordingly,  the carrying value of noncurrent notes receivable  has been reduced by the  deferred  gain.  The deferred  gain will be recognized as income as payments are received  under the mortgage  note. For the three months ended September 30, 2002,  gains of $176 on a net of tax basis have been  recognized  from this sale. In  accordance  with SFAS No. 144, the gain on sale and operating results through the date of sale are included in discontinued
operations, on a net of tax basis, in the Consolidated Statements of Income. The results of  operations  of this  property  for the three and nine  months  ended
September 30, 2002 and 2001 have been  reclassified to discontinued  operations.
The net  assets  of  this  property  at  December  31,  2001  of $55  have  been reclassified to real property held for sale, net.

                                  Page 9 of 27

            Summarized financial  information for the discontinued  operation is as follows:

                                                Three Months            Nine Months
                                            Ended September 30,     Ended September 30,
                                            -------------------     -------------------

                                             2002        2001         2002       2001
                                             ----        ----         ----       ----
Results of operations:

Rental revenues from real estate operations   $-         $223         $478        $668
                                              ====       ====         ====        ====

(Loss) income from operations before income
     taxes                                    ($39)      $182         $402        $585
                                              ====       ====         ====        ====

                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------
Assets of discontinued operations:

Real property held for sale, net              $-                   $55
                                              =====                ===

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

            As of January 1, 2001,  the Company  adopted  Statement of Financial
Accounting Standards No. 133 "Accounting for Derivative  Instruments and Hedging
Activities" ("SFAS No. 133"), as amended.  As a result of adopting SFAS No. 133, the  Company  recognizes  all  derivative  financial  instruments,  such  as its interest rate swap agreement,  short stock sales and put and/or call options, in the Consolidated Financial Statements at fair value regardless of the purpose or intent for  holding  the  instrument.  Changes  in the fair value of  derivative financial  instruments  are  either  recognized  periodically  in  income  or in stockholders'  equity as a component of other comprehensive  income depending on whether the derivative financial instrument qualifies for hedge accounting,  and if so,  whether  it  qualifies  as a fair value or cash flow  hedge.  Generally, changes in the fair value of derivatives  accounted for as fair value hedges are recorded in income  along with the portions of the changes in the fair values of the hedged items that relate to the hedged  risks.  Changes in the fair value of derivatives  accounted for as cash flow hedges, to the extent they are effective as hedges,  are recorded in other  comprehensive  income net of deferred  taxes.
Changes in fair values of  derivatives  not qualifying as hedges are reported in income.

            In strategies  designed to hedge overall market risks and manage its interest rate exposure, the Company may sell common stock short,  participate in put and/or call options and enter into interest rate swap agreements.

            As of September 30, 2002, the Company's interest rate swap agreement
(the "Swap") expired together with the satisfaction of the underlying term loan.
The Swap  modified the  interest  characteristics  of a particular  term loan by effectively  converting  its floating  rate to a fixed rate,  thus  reducing the impact of interest rate changes on future expense.  The Swap was designated with the  principal  balance and term of the term loan and  qualified as an effective hedge under SFAS No. 133.  Since the Swap was  classified  as a cash flow hedge, the fair value of ($11) at  December  31, 2001 was  recorded  as a component  of accounts  payable  and  accrued  liabilities  in the  accompanying  Consolidated
Balance Sheets and accumulated other comprehensive income was reduced by exactly the same amount, net of tax, as the derivative,  with no impact on earnings. The amount paid or received on the Swap was accrued and  recognized as an adjustment of interest expense related to the debt.

                                 Page 10 of 27

            Management  maintains a diversified and  well-balanced  portfolio of cash  equivalents  and  investments in a variety of  securities,  primarily U.S.
investments  in both common and preferred  equity issues and  participates  on a limited basis in transactions  involving derivative financial  instruments.  The
Company  is  highly  selective  when  participating  in  such  transactions.  At
September 30, 2002 and December 31, 2001, the fair value of such derivatives was
($1,595)  and  ($10,155),  respectively,  which is recorded  as a  component  of accounts  payable  and  accrued  liabilities  in the  accompanying  Consolidated
Balance  Sheets.  These  instruments  do not  qualify for hedge  accounting  and therefore changes in the derivatives fair value are recognized in earnings.  For the nine months ended September 30, 2002 and 2001, the Company recognized $2,190 and ($335) in net unrealized gains (losses), respectively, and $1,439 and $1,304 in net realized  gains,  respectively,  from derivative  instruments,  which are included  in other  income and  expense,  net in the  accompanying  Consolidated
Statements of Income.

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

                                 Page 11 of 27

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

STOCKHOLDERS' EQUITY
--------------------

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in-capital  to zero  and  accordingly  current  year purchases in excess of par value have reduced retained earnings. During the nine months ended September 30, 2002, the Company purchased and retired 104 shares of the Company's common stock for $2,555.

EARNINGS PER SHARE
------------------

      The  following  table  sets  forth the  computation  of basic and  diluted earnings per share:

                                                        Three Months          Nine Months
                                                     Ended September 30,  Ended September 30,
                                                     -------------------  -------------------
                                                      2002       2001     2002      2001
                                                      ----       ----     ----      ----

Numerator:
   Income from continuing operations                 $5,732   $ 5,084   $12,754   $11,965
                                                     ======   =======   =======   =======
Denominator:
   Denominator for basic earnings per
           share--weighted-average shares             4,570     4,678     4,593     4,691
Effect of dilutive securities:
   Employee stock options                               320       289       351       229
                                                    -------   -------   -------   -------
   Denominator for diluted earnings per
           share--adjusted weighted-average shares
           and assumed conversions                    4,890     4,967     4,944     4,920
                                                     ======   =======   =======   =======

Basic earnings per share - continuing operations     $ 1.26   $  1.09   $  2.78   $  2.55
                                                     ======   =======   =======   =======

Diluted earnings per share - continuing operations   $ 1.17   $  1.03   $  2.58   $  2.43
                                                     ======   =======   =======   =======

                                 Page 12 of 27

            Employee  stock  options  to  purchase  951  and 890  shares  of the
Company's  common  stock that were  outstanding  during the three  months  ended
September 30, 2002 and 2001, respectively,  were not included in the computation
of  diluted   earnings   per  share   because   their  effect  would  have  been
anti-dilutive.  Employee  stock  options  to  purchase  29 and 890 shares of the
Company's  common  stock  that were  outstanding  during the nine  months  ended
September 30, 2002 and 2001, respectively,  were not included in the computation
of  diluted   earnings   per  share   because   their  effect  would  have  been
anti-dilutive.

COMPREHENSIVE INCOME
--------------------

            The components of comprehensive income are as follows:

                                                        Three Months             Nine Months
                                                     Ended September 30,      Ended September 30,
                                                     -------------------      -------------------

                                                        2002        2001      2002         2001
                                                     --------     -------    --------    --------

Net income                                           $  5,884    $  5,193    $ 13,171    $ 12,316

Other comprehensive income, net of tax:
   Change in net unrealized gain on
   available-for-sale securities, net of tax
   benefits of $2,820, $4,663, $1,033, and
   $910, respectively                                  (5,236)     (8,659)     (1,917)     (1,690)

   Change in fair value of cash flow hedge, net
   of tax (provision) benefit of $(1), ($5), ($5),
   and $1, respectively                                     1           8           6          (1)
                                                     --------    --------    --------    --------

Comprehensive income                                 $    649    ($ 3,458)   $ 11,260    $ 10,625
                                                     ========    ========    ========    ========

The components of accumulated other comprehensive income are as follows:

                                                 September 30, 2002  December 31, 2001
                                                 ------------------  -----------------
Net unrealized gain on available-
    for-sale securities, net of tax provision
      of $2,135 and $3,168, respectively               $ 3,966          $ 5,883

Unrealized loss on interest
    rate swap agreement, net
      of tax benefit of $5 at December 31, 2001           --                 (6)
                                                       -------          -------

                                                       $ 3,966          $ 5,877
                                                       =======          =======

                                 Page 13 of 27

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

            Operating results of the Company's business segments are as follows:

                                                Three Months            Nine Months
                                            Ended September 30,    Ended September 30,
                                            -------------------    -------------------
                                              2002        2001       2002        2001
                                              ----        ----       ----        ----

Net revenues and sales:
   Real estate investment and management   $  6,220    $  6,567    $ 18,765    $ 20,757
   Engineered products                        8,439       8,119      25,700      26,096
                                           --------    --------    --------    --------

                                           $ 14,659    $ 14,686    $ 44,465    $ 46,853
                                           ========    ========    ========    ========

Operating income:
   Real estate investment and management   $  3,204    $  3,294    $  9,714    $ 10,365
   Engineered products                          807         393       1,881       1,517
   General corporate expenses                  (595)       (590)     (1,810)     (1,917)
                                           --------    --------    --------    --------

                                              3,416       3,097       9,785       9,965

Other income, net                             4,308       5,374       9,336       9,976
                                           --------    --------    --------    --------

Income from continuing operations before
   income taxes                            $  7,724    $  8,471    $ 19,121    $ 19,941
                                           ========    ========    ========    ========

Identifiable assets of the Company's business segments are as follows:

                                                               September 30, 2002   December 31, 2001
                                                               ------------------   -----------------

               Real estate investment and management and
                     corporate assets                                 $165,244            $166,562

               Engineered products                                      10,829              12,429
                                                                      --------            --------

                                                                      $176,073            $178,991
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

                                 Page 14 of 27

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

                                 Page 15 of 27

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

            Inventories
            -----------

                      The  Company  values  inventory  at the  lower  of cost or market,  cost being  determined on a first-in,  first-out basis. The
            Company regularly reviews inventory quantities on hand, particularly finished  goods,  and  records a provision  for excess and  obsolete inventory  based  primarily on existing and  anticipated  design and engineering  changes to the Company's  products as well as forecasts of future  product  demand.  The  Company's  net income is  directly
            affected  by   management's   estimate  of  the   realizability   of
            inventories.

                                 Page 16 of 27

            Long Lived Assets
            -----------------

                      On a periodic basis, management assesses whether there are any  indicators  that  the  value of its long  lived  assets  may be
            impaired.   An  asset's  value  is   considered   impaired  only  if
            management's  estimate of current and projected operating cash flows
            (undiscounted  and without  interest  charges) of the asset over its remaining  useful  life is less than the net  carrying  value of the asset. Such cash flow projections  consider factors such as expected future  operating  income,  trends  and  prospects,  as  well as the effects  of demand,  competition  and other  factors.  To the extent impairment has occurred,  the carrying  amount of the asset would be written  down to an  amount  which  reflects  the fair  value of the asset.

                      The Company is required to make subjective  assessments as to  whether  there are  impairments  in the value of its long  lived assets and other  investments.  The Company's reported net income is directly affected by management's estimate of impairments.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
-------------------------------------------------------

            Revenues for the three months ended  September 30, 2002 were $14,659 compared to comparable  2001 revenues of $14,686.  Operating  income during this period was $3,416  versus  $3,097 for the  comparable  2001 period.  Income from continuing  operations for the third quarter was $5,732 or $1.26 per basic share compared to income from continuing operations of $5,084 or $1.09 per basic share for the same period in 2001, a 15.6% increase in basic earnings per share.

            Total  revenues  for the nine months ended  September  30, 2002 were
$44,465 resulting in operating income of $9,785 versus total revenues of $46,853 and operating  income of $9,965 during the comparable  2001 period.  Income from continuing  operations  for the nine month period was $12,754 or $2.78 per basic share in 2002 versus  $11,965 or $2.55 per basic share in 2001, a 9.0%  increase in basic earnings per share.

            Included  in the  results  for  the  three  and  nine  months  ended
September 30, 2002 is income from discontinued operations, net of tax, resulting from the Company's adoption of Statement of Financial  Accounting  Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.
144").  SFAS No. 144 requires that the operating  results and gains on the sales of real estate assets sold  subsequent to December 31, 2001 and  qualifying as a component of an entity be reflected in the Consolidated  Statements of Income as discontinued  operations.  The results of operations for properties sold for the three and nine months ended  September 30, 2002 and 2001 have been  reclassified to discontinued operations in accordance with SFAS No. 144.

REAL ESTATE OPERATIONS
----------------------

            Rental revenues from real estate  operations  decreased $347 or 5.3%
for the three months ended  September 30, 2002 and decreased  $1,992 or 9.6% for the nine months ended September 30, 2002 compared to the  corresponding  periods in 2001. These decreases are primarily attributable to decreased rental revenues resulting  from the sale of properties  and decreased  hotel revenues due to the continued weakness in the economy.

            Mortgage  interest  expense  decreased  $131 or 29.8%  for the three months ended  September  30,  2002,  and $313 or 22.6% for the nine months ended
September  30,  2002,  compared  to  the  corresponding  2001  periods,  due  to continuing  mortgage  amortization which approximated $4,967 during the 12 month period ended September 30, 2002.

                                 Page 17 of 27

            Depreciation  expense  associated with rental  properties  decreased
$235 or 22.3% for the three months ended  September 30, 2002,  and $649 or 20.7%
for the nine months  ended  September  30, 2002  compared to the same periods in
2001.  These  decreases  are  primarily  due  to  reduced  depreciation  expense associated  with fully  depreciated  properties and properties  sold in 2002 and
2001.

            Other  operating  expenses  associated  with the  management of real properties increased $109 or 6.1% for the three months ended September 30, 2002, and decreased $379 or 6.5% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. The increase for the three month period is principally  due to increased  property  maintenance  expenses,  including  real estate taxes and insurance,  offset by decreased hotel operating expenses due to the  decrease in hotel  revenues  noted above.  The decrease in other  operating expenses for the year to date period is mainly  attributable  to the decrease in hotel operating expenses due to the decrease in hotel revenues as noted above.

ENGINEERED PRODUCTS
-------------------

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

                                       Three Months         Nine Months
      (In Thousands)                Ended September 30,  Ended September 30,
                                    -------------------  -------------------

                                       2002      2001      2002       2001
                                       ----      ----      ----       ----

      Net Sales                       $8,439   $ 8,119   $25,700   $26,096
                                      ======   =======   =======   =======

      Cost of Sales                   $6,010   $ 6,112   $18,771   $19,441
                                      ======   =======   =======   =======

      Selling, General and
            Administrative Expenses   $1,622   $ 1,614   $ 5,048   $ 5,138
                                      ======   =======   =======   =======

      Operating Income                $  807   $   393   $ 1,881   $ 1,517
                                      ======   =======   =======   =======

            Net sales of the engineered  products segment increased $320 or 3.9%
for the three months ended September 30, 2002 and decreased $396 or 1.5% for the nine months ended  September 30, 2002 compared to the same periods in 2001.  The increase  for the quarter  reflects  higher  sales in the  Company's  automotive product line,  offset by lower sales in the Company's  engineered  component and transformer  product lines. The decrease for the nine months ended September 30,
2002  results  primarily  from  lower  sales in the  Company's  transformer  and engineered  component  product  lines,  partially  offset by higher sales in the
Company's automotive product line.

            Cost of sales as a percentage of sales  decreased  5.4% and 2.0% for the three and nine months ended  September 30, 2002,  respectively,  compared to the corresponding  periods in 2001,  principally due to the mix of products sold noted above.

            Selling,  general  and  administrative  expenses  of the  engineered products  segment  increased  less than one percent for the three  months  ended
September 30, 2002 and decreased $90 or 1.8% for the nine months ended September
30, 2002,  versus the  comparable  2001  periods.  The changes are mainly due to changes in sales volume noted above.

                                 Page 18 of 27

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  for the three  months ended  September  30, 2002 were comparable to the three months ended  September  30, 2001 and decreased  $107 or
5.6% for the nine months ended  September  30,  2002,  versus the same period in
2001. The overall  decrease for the year to date period is principally  due to a decrease in salary and salary related expenses.

OTHER INCOME AND EXPENSE, NET
-----------------------------

            The components of other income and expense,  net in the accompanying
Consolidated Statements of Income are as follows:

                                                       Three Months         Nine Months
   (In Thousands)                                  Ended September 30,   Ended September 30,
                                                   -------------------   -------------------
                                                     2002        2001      2002      2001
                                                     ----        ----      ----      ----

   Net gain on sale of real estate assets          $  --      $   901    $ 5,674    $ 3,936

   Net gain on sale of trading securities             --         --         --          461

   Net gain (loss) on sale of available-for-sale      --        3,342     (1,005)     3,470
         securities

   Net gain on sale of derivative instruments        1,219        783      1,439      1,304

   Net unrealized gain (loss) on derivative
         instruments                                 2,665        (31)     2,190       (335)

   Other, net                                           (9)        30        (34)        75
                                                   -------    -------    -------    -------

                                                   $ 3,875    $ 5,025    $ 8,264    $ 8,911
                                                   =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            At September 30, 2002, the Company's cash and marketable  securities were $96,714 and working  capital was $84,487.  Management  continues to believe the real estate market is overvalued  and  accordingly  (1) recent  acquisitions have  been  limited  to select  properties  that  meet the  Company's  stringent financial  requirements  and (2) the  Company  has  divested  itself of  certain assets. Management believes the available working capital along with the $60,000 of  availability  on the revolving  credit facility  discussed  below,  puts the
Company in an opportune  position to fund acquisitions and grow the portfolio if and when attractive long-term opportunities become available.

            The Company's  portfolio of marketable  securities had a fair market value of $35,051 at September 30, 2002,  reflecting  pretax  unrealized  holding gains of $6,101.  Included in  marketable  securities  at September 30, 2002 was
$20,527 of common  stock in a  publicly-traded  company for which the  Company's
Chairman of the Board is the Chairman and President and another  Director of the
Company is a director.

                                 Page 19 of 27

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

            Effective  December  31,  1999,  the Company  entered  into a credit agreement  with three banks which provides for both a $60,000  revolving  credit facility  ("Revolver")  and a $1,925 term loan ("Term Loan").  Each of the three banks  participates in the Revolver while only one bank participated in the Term
Loan. The Term Loan was satisfied as of September 30, 2002.

            Under the Revolver,  the Company will be provided  with  eligibility based  upon the sum of (i)  60.0% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined,  capitalized  at  10.5%,  (ii) the  lesser  of  $6,000  or 60.0% of the aggregate  annualized  and  normalized  year-to-date  net  operating  income  of unencumbered eligible hotel properties, as defined,  capitalized at 10.5%, (iii)
the  lesser of  $10,000  or 50.0% of the  aggregate  annualized  and  normalized year-to-date net operating income of encumbered eligible properties, as defined, capitalized  at 12.0%  and (iv) the  lesser  of  $10,000  or the sum of 75.0% of eligible accounts  receivable and 50.0% of eligible  inventory,  as defined.  At
September 30, 2002,  eligibility under the Revolver was $60,000,  based upon the above terms.  The credit agreement  contains  certain  financial and restrictive covenants,  including  minimum  consolidated  equity,  interest  coverage,  debt service  coverage and capital  expenditures  (other than for real  estate).  The
Company was in compliance  with all covenants at September 30, 2002.  The credit agreement also contains provisions,  which allow the banks to perfect a security interest in certain operating and real estate assets in the event of default, as defined in the credit agreement. Borrowings under the Revolver, at the Company's option,  bear  interest  at the  bank's  prime  lending  rate  or at the  London
Interbank Offered Rate ("LIBOR") plus 2.0%. The Revolver expires on December 31,
2002.  The Company is currently in  discussions  with a number of banks to renew and/or expand the current facility. At September 30, 2002, there were no amounts outstanding under the Revolver.

            As of September 30, 2002, the Company's interest rate swap agreement
(the "Swap") expired together with the satisfaction of the underlying Term Loan.
The Swap effectively  converted the Company's floating rate Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes on future expense.
Under  the Swap,  the  Company  agreed  to  exchange  with the  counterparty  (a commercial  bank) the  difference  between the fixed and floating  rate interest amounts.  The Swap was  classified  as a cash flow hedge and was  recorded  as a component  of  accounts  payable  and accrued  liabilities  in the  accompanying
Consolidated   Balance  Sheet  at  December  31,  2001  and  accumulated   other
comprehensive  income was reduced by the same amount, net of tax, with no impact on earnings.  The differential to be paid or received on the Swap was recognized over the term of the agreement as an adjustment to interest expense.

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

                                 Page 20 of 27

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

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in  capital  to zero and  accordingly  current  year purchases in excess of par value have reduced retained earnings. During the nine months ended September 30, 2002, the Company purchased and retired 104 shares of the  Company's  common stock for $2,555.  Future  repurchases  of the  Company's common stock will also reduce retained  earnings by amounts in excess of the par value.  Repurchases of the Company's common stock will be made from time to time in the open  market at  prevailing  market  prices and may be made in  privately negotiated transactions, subject to available resources.

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

            The   following   table   presents  the   Company's   expected  cash
requirements for contractual obligations outstanding as of September 30, 2002:

                                     Payments Due by Period
                           Less
                           than     1-3       4-5       After
Contractual Obligations   1 year   years     years     5 years     Total
-----------------------   ------   -----     -----     -------     -----

Long-Term Debt           $ 4,735   $ 8,717   $ 1,260   $ 3,289   $18,001

Operating Leases             490       627       461     3,391     4,969
                         -------   -------   -------   -------   -------

Total Contractual Cash
     Obligations         $ 5,225   $ 9,344   $ 1,721   $ 6,680   $22,970
                         =======   =======   =======   =======   =======

                                 Page 21 of 27

BUSINESS TRENDS
---------------

            Total revenues of the Company were $44,465 for the nine months ended
September  30,  2002,  a  decrease  of $2,388 or 5.1% from the  comparable  2001 period, principally due to decreased rental and hotel revenues and a decrease in
net  sales  from  the  engineered  products  segment.   Income  from  continuing
operations  during this period was $12,754 or $2.78 per basic share  compared to income from  continuing  operations  of $11,965 or $2.55 per basic share for the same period in 2001.

            Revenues  from the  Company's  real estate  operations  for the nine months ended  September 30, 2002 were $18,765,  generating  operating  income of
$9,714.  The Company has  continued to take  advantage  of the current  economic environment by divesting itself of certain assets.  During the nine months ended
September 30, 2002, the Company sold five properties  generating  $6,710 of cash inflow and yielding pre-tax property gains of $5,968, inclusive of pre-tax gains reflected as discontinued operations in the Consolidated Statements of Income.

            Management's  commitment to implementing cost containment  measures, improved product offerings and price competitiveness during 2002 have helped the
Company  increase  operating  income and minimize the effects of lower  revenues generated by the  engineered  products  segment  during the first nine months of this year.  Operating  income from this segment  during the first nine months of
2002  increased 24% to $1,881  despite a 1.5% decline in revenues from the prior year.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

            In October 2001, the FASB issued  Statement of Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets"  ("SFAS  No.  144").  SFAS No.  144  provides  accounting  guidance  for financial  accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived  Assets to Be Disposed of" ("SFAS No. 121").  SFAS No.
144  requires  that  long-lived  assets  that are to be  disposed  of by sale be measured  at the lower of book value or fair  value less cost to sell.  SFAS No.
144  retains  the  requirements  of  SFAS  No.  121  regarding  impairment  loss recognition  and  measurement.  In addition,  this  statement  retains the basic provisions of APB Opinion 30 for the presentation of discontinued  operations in the income statement but broadens that presentation to include a component of an entity  (rather than a segment of a  business).  SFAS No. 144 was adopted by the
Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

            In April 2002,  the FASB issued  SFAS No. 145,  "Rescission  of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections"  ("SFAS No. 145").  This statement  eliminates  the  requirement to report gains and losses from extinguishment of debt as extraordinary unless they
meet  the  criteria  of  APB  Opinion  No.  30.  SFAS  No.  145  also   requires
sale-leaseback  accounting  for certain lease  modifications  that have economic effects  that are  similar  to  sale-leaseback  transactions.  SFAS  No.  145 is effective  for fiscal  years  beginning  after May 15,  2002.  The impact of the adoption  of SFAS No.  145 is not  expected  to have a  material  impact  on the
Company's financial position or results of operations.

            In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated  with Exit or Disposal  Activities"  ("SFAS No.  146").  SFAS No. 146
nullifies  Emerging  Issues  Task  Force  Issue  No.  94-3 and  requires  that a liability for a cost associated with an exit or disposal  activity be recognized when the liability is incurred.  This statement also establishes that fair value is the  objective  for initial  measurement  of the  liability.  SFAS No. 146 is

                                 Page 22 of 27

effective for exit or disposal  activities that are initiated after December 31,
2002.  The  impact of the  adoption  of SFAS No. 146 is not  expected  to have a material impact on the Company's financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

            The  information  called  for by this  item is  provided  under  the caption "Derivative Financial  Instruments" under Item 1 - Notes to Consolidated
Financial Statements.

ITEM 4.   CONTROLS AND PROCEDURES

            Within the 90 days  prior to the date of this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure  controls  and  procedures  pursuant to Exchange  Act Rule
13a-14.  Based  upon that  evaluation,  the Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be included  in the  Company's  periodic  reports.  There have been no  significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                       UNITED CAPITAL CORP.

Dated:  November 1, 2002               By: /s/Anthony J. Miceli
                                           ----------------------------------
                                           Anthony J. Miceli
                                           Vice President, Chief Financial Officer
                                           and Secretary of the Company

                                 Page 23 of 27

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14
          -------------------------------------------------------------

I, A. F. Petrocelli, certify that:

1.    I have  reviewed  this  quarterly  report on Form  10-Q of United  Capital
      Corp.;

2.    Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my  knowledge,  the  financial  statements,  and other  financial information  included  in this  quarterly  report,  fairly  present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the periods  presented  in this quarterly report;

4.    The  registrant's  other  certifying  officers and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.  designed such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others  within those  entities,  particularly  during  the  period in which  this quarterly report is being prepared;

          b.  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and  procedures  as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.  presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of the registrant's board of directors:

          a.  all  significant  deficiencies  in  the  design  or  operation  of internal  controls which could adversely  affect the  registrant's ability to record,  process,  summarize and report  financial data and have  identified  for the  registrant's  auditors any material weaknesses in internal controls; and

          b.  any fraud,  whether or not material,  that involves  management or other  employees who have a significant  role in the  registrant's internal controls; and

6.    The registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: November 1, 2002

                                   /s/ A. F. Petrocelli
                                   ----------------------------------------
                                   A. F. Petrocelli
                                   Chairman, President and Chief Executive Officer

                                 Page 24 of 27

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14
          -------------------------------------------------------------

I, Anthony J. Miceli, certify that:

1.    I have  reviewed  this  quarterly  report on Form  10-Q of United  Capital
      Corp.;

2.    Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my  knowledge,  the  financial  statements,  and other  financial information  included  in this  quarterly  report,  fairly  present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the periods  presented  in this quarterly report;

4.    The  registrant's  other  certifying  officers and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of the registrant's board of directors:

          a.   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

6.    The registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: November 1, 2002

                                      /s/ Anthony J. Miceli
                                      -----------------------------------------
                                      Anthony J. Miceli
                                      Chief Financial Officer

                                 Page 25 of 27