Form 10-K
period 2002-12-31
UNITED CAPITAL CORP /DE/
filed 2003-03-27
CIK 65358

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        December 31, 2002
                         -------------------------------------------------------
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to
                               --------    ------------------------    ---------

Commission file number                   1-10104
                      ----------------------------------------------------------

                              UNITED CAPITAL CORP.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)

             Delaware                                   04-2294493
--------------------------------------         ---------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)

      9 Park Place, Great Neck, New York                 11021
--------------------------------------------   -------------------------------
   (Address of principal executive offices)           (Zip code)

Company's telephone number, including area code:    (516) 466-6464
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class              Name of Each Exchange on Which Registered
         -------------------              -----------------------------------------
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

Indicate by check mark whether the Company is an accelerated  filer. Yes / / No /X/

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by nonaffiliates of the Company as of June 30, 2002 was approximately $26,924,000.

The number of shares of the Company's $.10 par value common stock outstanding as of February 28, 2003 was 4,514,205.

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

The majority of properties  are leased to single  tenants.  Exclusive of a South
Plainfield,  New  Jersey  property,  95.5% of the total  square  footage  of the
Company's properties was leased as of December 31, 2002.

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

For the year ended December 31, 2002,  sales by the engineered  products segment to its two  largest  customers  (each in  excess of 10.0% of the  segment's  net sales) accounted for 20.0% and 10.1%, respectively,  of the segment's sales. For the years ended  December 31, 2001 and 2000,  sales by the  engineered  products segment to its largest  customer (in excess of 10.0% of the segment's net sales)
accounted for 14.0% and 15.8%, respectively, of the segment's sales.

Approximately  11.3%,  8.3% and  13.1%  of 2002,  2001,  and  2000  total  sales generated  from the  engineered  products  segment were from foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

            Summary Financial Information
            -----------------------------

The following table sets forth the revenues,  operating  income and identifiable assets of each business segment of the Company for 2002, 2001 and 2000.

(In Thousands)                                  2002          2001          2000
                                             ---------      --------      -------

Real Estate Investment and Management
-------------------------------------

Rental revenues                               $ 24,498      $ 26,386      $ 26,957
                                              ========      ========      ========

Operating income                              $ 12,411      $ 12,819      $ 13,126
                                              ========      ========      ========

Identifiable assets, including corporate
    assets                                    $166,433      $165,536      $136,189
                                              ========      ========      ========

Engineered Products
-------------------

Net sales                                     $ 33,513      $ 33,792      $ 34,095
                                              ========      ========      ========

Operating income                              $  2,256      $  1,912      $  2,261
                                              ========      ========      ========

Identifiable assets                           $ 10,114      $ 12,429      $ 11,807
                                              ========      ========      ========

            Distribution
            ------------

The Company's  engineered  products are  distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

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
Although  management  does not  expect  such  matters  to  adversely  effect the

Company's financial position,  it is uncertain at this time what effect, if any, such events will have on the cost of such materials. The Company has not had and does not expect to have any problems  fulfilling  its raw material  requirements during 2003.

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

            Employees
            ---------

At  February  28,  2003,  the  Company  employed   approximately   230  persons,
approximately  150 of which were  covered by a collective  bargaining  agreement that expires in February 2004. The Company believes that its  relationship  with its employees is good.

            Competition
            -----------

The Company  competes with at least 21 other companies in the sale of engineered products.  The Company emphasizes product  performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

The Company has  established  close  relationships  with a large number of major national  and  regional  real estate  brokers and  maintains a broad  network of industry contacts.  There are numerous regional and local commercial developers, real estate  companies,  financial  institutions and other investors who compete with the Company for the acquisition of properties and tenants.

            Backlog
            -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $1.7 million at December 31, 2002 and $2.2 million at December
31,  2001.  The  decrease in backlog is  principally  due to a slow-down  in the demand for the Company's transformer and certain automotive product lines. It is anticipated  that  substantially  all such 2002  backlog will be filled in 2003.
Substantially  all of the 2001  backlog  was filled in 2002.  The order  backlog referred to above does not include any order  backlog  with  respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or  airbag  components  because  of the  manner  in which  customer  orders  are received.

            Environmental Regulations
            -------------------------

Federal, state and local requirements regulating the discharge of materials into the environment or otherwise  relating to the protection of the environment have had and will  continue to have a significant  impact upon the  operations of the
Company.  It is the policy of the Company to manage,  operate and  maintain  its facilities in compliance,  in all material respects,  with applicable  standards for the prevention,  control and abatement of environmental pollution to prevent damage to the quality of air, land and resources.

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

Available Information
---------------------

The Company's filings with the Securities and Exchange Commission ("SEC") may be read and copied at the SEC's  Public  Reference  Room at 450 Fifth  Street,  NW,
Washington DC 20549.  Information on the operation of the Public  Reference Room may be obtained  by calling  the SEC at  1-800-SEC-0330.  In  addition,  the SEC maintains  an  Internet  site  that  contains  reports,  proxy  and  information statements,  and other information  regarding  issuers that file  electronically with the SEC. The SEC's internet address is http://www.sec.gov.

A copy of the Company's  annual report on Form 10-K,  quarterly  reports on Form
10-Q, current reports to Form 8-K, if any, and amendments to those reports filed or furnished  pursuant to Section 13(a) or 15(d) of the  Securities and Exchange
Act as soon as reasonably  practicable  after the Company  electronically  files such material  with, or furnishes it to, the SEC may be obtained  without charge by writing to Anthony J. Miceli,  Chief  Financial  Officer and Secretary of the
Company at its executive offices,  United Capital Building,  9 Park Place, Great
Neck, NY 11021.

ITEM 2.   PROPERTIES

Real Property Held for Rental or Sale
-------------------------------------

As of February 28, 2003, the Company owned 184 properties  strategically located throughout  the  United  States.  The  properties  are  primarily  leased  under long-term net leases.  The Company's  classification and gross carrying value of its properties,  inclusive of those held for sale and classified as discontinued
operations in the Company's  Consolidated  Financial  Statements  (see Note 2 of
Notes to Consolidated  Financial Statements) at December 31, 2002 are as follows
(Dollars in Thousands):

                                                 Gross Carrying                Number of
                     Description                     Value       Percentage    Properties
                     -----------                 --------------  ----------    ----------

          Shopping centers and retail outlets      $ 62,835         51.5%          24
          Commercial properties                      43,864         35.9%         114
          Day-care centers and office                 6,430          5.3%          10
          Hotel properties                            4,628          3.8%           2
          Other                                       4,324          3.5%          38
                                                   --------      --------    ---------

                Total                              $122,081        100.0%         188
                                                   ========      ========    =========

The following summarizes the Company's properties by geographic area at December
31, 2002 (Dollars in Thousands):

                                                                  Gross          Number
                                                                 Carrying          of
                                                                  Value        Properties
                                                                 --------      ----------

          Northeast                                              $ 40,431           102
          Southeast                                                25,119            30
          Midwest                                                  29,140            33
          Southwest                                                 6,071             7
          Pacific Coast                                            17,461             7
          Pacific Northwest                                           980             5
          Rocky Mountain                                            2,879             4
                                                                 --------      --------

                                                                 $122,081           188
                                                                 ========      ========

            Shopping Centers and Retail Outlets
            -----------------------------------

Shopping  centers  and retail  outlets  include 17  department  stores and other properties  primarily  leased under net leases.  The tenants are responsible for taxes,  maintenance  and all other  expenses of the  properties.  The leases for certain  shopping  centers and retail outlets provide for additional rents based on sales  volume and renewal  options at higher  rents.  The  department  stores include eight properties  leased to Kmart  Corporation  ("Kmart") and two Macy's stores,  with  a  total  of  approximately  777,000  and  364,000  square  feet, respectively.  The Kmart stores are primarily  located in the Midwest  region of the United  States.  The  Macy's  stores are  located in the  Pacific  Coast and
Southwest regions of the United States.

Kmart  filed for  protection  under  Chapter 11 of the U.S.  Bankruptcy  Code on
January 22, 2002. As part of its reorganization,  Kmart announced the closure of approximately 600 of its stores during the past year, as well as its anticipated emergence from Chapter 11 protection as early as April 30, 2003. To date,  Kmart has not  rejected  any leases  with the  Company;  however the terms of one such lease have been renegotiated  resulting in a temporary rent reduction.  Although it is currently  uncertain which remaining  leases, if any, Kmart will reject or affirm as part of its  reorganization,  management believes that its leases with
Kmart are at or below the fair market rent for  comparable  properties  and as a result,  the  rejection of one or more leases is not expected to have a material adverse  effect  on  the  consolidated  financial  position  and/or  results  of operations of the Company.

Included in shopping centers and retail outlets is one department store which is currently  held  for sale  and  classified  as  discontinued  operations  in the
Consolidated Financial Statements.

          Commercial Properties
          ---------------------

Commercial  properties consist of properties leased as 60 restaurants,  16 Midas
Muffler Shops, three convenience  stores, six office buildings and miscellaneous other  properties.  These properties are primarily leased under net leases which in certain cases have renewal  options at higher rents.  Certain of these leases also provide for  additional  rents based on sales volume.  The 60  restaurants, located  throughout the United States,  include  properties leased as McDonalds,
Burger King,  Dunkin'  Donuts,  Pizza Hut,  Hardee's,  Wendy's,  Kentucky  Fried
Chicken and Boston Market.

Included in commercial  properties are six  properties  which are currently held for sale and classified as discontinued operations in the Consolidated Financial
Statements. These six properties consist of three restaurants, one Midas Muffler
Shop, one office building and one miscellaneous other property.

            Day-Care Centers and Office
            ---------------------------

The Company has nine day-care  centers and one office  building,  located in New
York City,  which are leased to the City of New York.  The tenant is responsible for real estate taxes and certain  maintenance costs while the Company maintains insurance and certain other maintenance obligations. All such leases provide for the  reimbursement  of operating costs above base year levels and certain leases include rental increases and renewal options.

            Hotel Properties
            ----------------

The Company's two hotel properties located in Georgia and California are managed through a national hotel company with local on-site  management  responsible for all  day-to-day  operations of the hotels.  The Company's  Board Chairman is the
Chairman  and  President  and  another  Company  Director  is a director of this publicly-traded  hotel company.  See "Related Party  Transactions" in Item 7 and
Note 13 of Notes to Consolidated Financial Statements.

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

               None

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              SECURITY HOLDER MATTERS

The Company's  Common Stock is traded on the American  Stock  Exchange under the symbol AFP.  The table below shows the high and low sales  prices as reported in the composite transactions for the American Stock Exchange.

                                           High                  Low
                                       -----------           ----------

2002        First quarter                 $24.84               $21.40
            Second quarter                 25.99                23.40
            Third quarter                  25.05                21.70
            Fourth quarter                 35.45                25.00

2001        First quarter                  18.40                14.50
            Second quarter                 25.50                17.90
            Third quarter                  24.45                18.70
            Fourth quarter                 21.35                18.90

As of February  28, 2003,  there were  approximately  330 record  holders of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was $35.05.  The Company has never paid any cash  dividends  on its
Common Stock  however,  the payment of dividends is within the discretion of the
Company's  Board of  Directors.  In light of potential  working  capital  needs, requirements to finance future growth and certain  restrictions in the Company's credit  agreement,  the  Company  does  not  currently  expect  to pay any  cash dividends on its Common Stock.  However the Board of Directors could re-evaluate this position, particularly if recent federal income tax proposals regarding the tax exemption of dividends were implemented.

Equity Compensation Plan
------------------------

The  information  required by this item will be contained in the Proxy Statement of the Company for the 2003 Annual Meeting of  Stockholders  and is incorporated herein by reference.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

(In Thousands, Except Per Share Data)              Year Ended December 31,
-----------------------------------------------------------------------------------------------------

                                       2002         2001          2000         1999            1998
                                    --------      --------      --------      -------       --------

Total revenues                      $ 58,011      $ 60,178      $ 61,052      $ 58,422      $ 57,246
                                    ========      ========      ========      ========      ========

Income from continuing
   operations                       $ 22,493      $ 18,290      $ 17,665      $ 12,779      $ 10,000
                                    ========      ========      ========      ========      ========

Income from continuing
   operations per share: Basic      $   4.91      $   3.90      $   3.73      $   2.57      $   1.92
                                    ========      ========      ========      ========      ========

Total assets                        $176,547      $177,965      $147,996      $133,732      $124,732
Total liabilities                     64,913        81,624        70,877        74,676        72,314
Total stockholders' equity           111,634        96,341        77,119        59,056        52,418
                                    ========      ========      ========      ========      ========

Certain  reclassifications  have been  reflected in the above  financial data to
conform   prior   years'   data   to   the   current   classifications.    These
reclassifications  primarily  relate to the  adoption of  Statement of Financial
Accounting  Standards  No. 144,  "Accounting  for the  Impairment or Disposal of
Long-Lived  Assets," in January 2002 (see Item 7  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations").

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

Results of Operations: 2002 and 2001
------------------------------------

Revenues  for the year ended  December 31, 2002 were $58.0  million  compared to
2001 revenues of $60.2  million.  Operating  income during this period was $11.7 million versus $12.5 million for the comparable 2001 period.  Net income for the year ended  December 31, 2002 was $23.4  million or $5.10 in basic  earnings per share  compared to net income of $19.0  million or $4.05 in basic  earnings  per share for the year ended  December 31, 2001, a 25.9%  increase in basic earnings per share.

Included  in the  results  for the year ended  December  31, 2002 is income from discontinued  operations,  net of tax,  resulting from the Company's adoption of
Statement  of  Financial  Accounting  Standards  No.  144,  "Accounting  for the
Impairment or Disposal of  Long-Lived  Assets"  ("SFAS No.  144").  SFAS No. 144
requires  that the  operating  results,  as well as gains or  losses on the real estate  assets  sold or to be  disposed  of, as  defined,  be  reflected  in the
Consolidated  Statements of Income as  discontinued  operations.  The results of operations for  properties  that have been reported as  discontinued  operations during the year ended December 31, 2002 have been  reclassified  to discontinued
operations  for the years ended  December 31, 2001 and 2000 in  accordance  with
SFAS No.  144.  Sales of  properties  occurring  in  prior  years  have not been reclassified.

      Real Estate Operations
      ----------------------

Rental  revenues from real estate  operations  decreased $1.9 million or 7.2% to
$24.5 million for the year ended  December 31, 2002 compared to $26.4 million in
2001.  The  decrease is primarily  attributable  to  decreased  rental  revenues resulting  from the sale of properties in 2001 and decreased  hotel revenues due to the  continued  weakness in the economy.  Rental  revenues from 2002 property sales have been  classified as  discontinued  operations in accordance with SFAS
No. 144.  Property  sales prior to the  implementation  of SFAS No. 144 have not been similarly reclassified to discontinued operations.

Mortgage  interest  expense  decreased $0.4 million or 22.6% to $1.4 million for the year ended December 31, 2002 compared to $1.8 million for the  corresponding
2001 period,  due to continued  mortgage  amortization  which  approximated $5.0 million during the year ended December 31, 2002.

Depreciation  expense  associated with real properties held for rental decreased by $0.7  million or 18.2% to $3.3  million for the year ended  December 31, 2002 compared  to $4.0  million  for the same  period  in  2001.  This  decrease  was primarily  attributable to reduced  depreciation  expense  associated with fully depreciated  properties and properties sold in 2001.  Depreciation  expense from property  sales  in 2002 has  been  classified  as  discontinued  operations  in accordance  with SFAS No. 144.  Such  expenses  on  property  sales prior to the implementation  of  SFAS  No.  144  have  not  been  similarly  reclassified  to discontinued operations.

Other  operating  expenses  associated  with the  management of real  properties decreased  approximately $0.4 million or 4.5% to $7.4 million during 2002 versus such  expenses  incurred  of $7.8  million  in 2001.  This  decrease  is  mainly attributable to the decrease in hotel operating  expenses due to the decrease in hotel revenues as noted above.

      Engineered Products
      -------------------

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating  results of the  engineered  products  segment for the years ended
December 31, 2002 and 2001 are as follows:

(In Thousands)                                       2002         2001
                                                  -------      -------

Net sales                                         $33,513      $33,792
                                                  =======      =======

Cost of sales                                     $24,500      $25,083
                                                  =======      =======

Selling, general and administrative expenses      $ 6,757      $ 6,797
                                                  =======      =======

Operating income                                  $ 2,256      $ 1,912
                                                  =======      =======

Net sales of the engineered products segment decreased $0.3 million or less than
1% for the year ended  December 31, 2002  compared to net sales in the preceding year.  The decrease  reflects lower sales in the Company's  transformer  product line  principally  due to decreased  demand for these  products as well as price competitiveness  for such products.  This decrease was offset by higher sales in the Company's automotive product line mainly due to improved product offerings.

Cost of sales as a percentage of net sales decreased  approximately 1.5% between
2001 and 2002,  principally  due to the mix of products  sold as noted above and the implementation of cost containment measures.

Selling,  general and administrative expenses of the engineered products segment decreased  less than one percent for the year ended December 31, 2002 versus the comparable 2001 period.

      General and Administrative Expenses
      -----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  approximately $0.7 million or 32.7% during 2002, compared to such expenses incurred in the preceding year. The increase is principally due to higher salary and salary  related  expenses as well as an increase in pension related expenses.

      Other Income and Expense, Net
      -----------------------------

Other income and expense,  net decreased  approximately  $1.0 million from $17.0 million in 2001 to $16.0  million in 2002.  The decrease is  principally  due to lower  net  gains on the  sale of real  estate  assets  of $5.3  million,  which excludes pre-tax gains of $0.8 million  reflected as discontinued  operations in the Company's Consolidated Statements of Income, and lower net gains on the sale of available-for-sale  and trading securities of $1.3 million. This decrease was offset by higher net realized and unrealized gains on derivative  instruments of
$5.8 million.

      Discontinued Operations
      -----------------------

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued  operations  was $0.4 million on a net of tax basis for 2002 versus
$0.7  million in 2001.  Prior year  amounts  have been  reclassified  to reflect results of  operations  of real  properties  sold in 2002 or held for sale as of
December 31, 2002 as discontinued  operations.  Gains on the sale of real estate accounted for as discontinued operations were $0.5 million on a net of tax basis for the year ended  December 31, 2002.  Prior to the adoption of SFAS No. 144 in
2002,  gains  on  sales  of  real  estate  assets  were  not  accounted  for  as discontinued operations.

Results of Operations: 2001 and 2000
------------------------------------

Total  revenues  generated by the Company  during 2001 were $60.2 million versus revenues of $61.1 million  during 2000.  Operating  income during 2001 was $12.5 million  versus $13.2 million for 2000. Net income was $19.0 million or $4.05 in basic earnings per share in 2001 versus $18.3 million or $3.86 in basic earnings per share in 2000.

      Real Estate Operations
      ----------------------

Rental revenues from real estate  operations  during 2001 decreased $0.6 million or 2.1% compared to 2000.  The decrease is primarily  attributable  to decreased hotel revenues, offset by certain retroactive lease adjustments in 2001.

Mortgage  interest  expense  decreased  $0.4 million or 19.5% for the year ended
December 31, 2001 compared to the corresponding  2000 period,  due to continuing mortgage amortization.

Depreciation  expense  associated with real properties held for rental decreased by $0.8 million or 16.6% for the year ended  December  31, 2001  compared to the same  period in 2000.  This  decrease  was  primarily  attributable  to  reduced depreciation expense associated with fully depreciated properties and properties sold in 2001 and 2000.

Other  operating  expenses  associated  with the  management of real  properties increased  approximately  $1.0 million or 14.3% during 2001 versus such expenses incurred in 2000.  This  increase is primarily  attributable  to increased  real estate  taxes,  insurance,  property  maintenance  expenses and hotel  operating expenses.

      Engineered Products
      -------------------

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating  results of the  engineered  products  segment for the years ended
December 31, 2001 and 2000 are as follows:

(In Thousands)                                                2001        2000
                                                           ---------     -------

          Net sales                                         $33,792      $34,095
                                                            =======      =======

          Cost of sales                                     $25,083      $24,738
                                                            =======      =======

          Selling, general and administrative expenses      $ 6,797      $ 7,096
                                                            =======      =======

          Operating income                                  $ 1,912      $ 2,261
                                                            =======      =======

Net sales of the engineered products segment decreased $0.3 million or less than
1% for the year ended  December 31, 2001  compared to net sales in the preceding year. The decrease  reflects lower sales in the Company's  engineered  component product line, offset by higher sales in the Company's automotive and transformer product lines.  These declines were due to the slowing economy and compounded by the tragic events of September 11th.

Cost of sales as a percentage of net sales increased  approximately 2.2% between
2001 and 2000, principally due to the decline in sales noted above.

Selling,  general and administrative expenses of the engineered products segment decreased  $0.3 million or 4.2% for the year ended  December 31, 2001 versus the comparable  2000 period.  The decrease is primarily  due to the decline in sales noted above and cost containment efforts implemented by management.

      General and Administrative Expenses
      -----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations increased approximately $0.1 million or 4.8% during 2001, compared to such expenses incurred in the preceding year. The increase is principally due to higher salary and salary related expenses and an increase in professional fees.

      Other Income and Expense, Net
      -----------------------------

Other income and expense,  net  increased  approximately  $7.2 million from $9.8 million in 2000 to $17.0  million in 2001.  The increase is  principally  due to increased  net  gains on the sale of real  estate  assets  of $5.7  million  and increased net realized and unrealized  gains on  available-for-sale  securities, derivative instruments and trading securities of $1.3 million.

      Liquidity and Capital Resources
      -------------------------------

The Company experienced a net cash inflow from operations of approximately $11.6
million,   $13.1  million  and  $14.5  million  during  2002,   2001  and  2000,
respectively.  The $1.5 million decline in operating cash flow from 2001 to 2002 primarily  results  from  changes  in working  capital  and a  reduction  in the proceeds of trading  securities  offset by a decline in income  taxes.  The $1.4 million decline in operating cash flow from 2000 to 2001 primarily  results from working  capital  changes  and income  taxes  offset by $1.8  million of trading security  purchases in 2000 versus $2.3 million in proceeds from such securities in 2001. The components of the working  capital  changes are set forth in detail in the Consolidated Statements of Cash Flows.

In 2002,  $22.0  million  was  used for  investing  activities  which  consisted primarily of a $23.1 million investment in a joint venture in exchange for a 50%
ownership interest in a full service hotel, net purchases of  available-for-sale securities  and  derivative  instruments  of  $3.5  million  and a $3.0  million purchase of a note  receivable.  This was partially  offset by proceeds from the sale of real estate assets of $7.3 million.

In 2001, $45.7 million was provided by investing activities consisting primarily of  $31.7  million  in  net  proceeds  from  available-for-sale  securities  and derivative  instruments,  $12.9 million in proceeds from the sale of real estate assets and the repayment of a $3.5 million note  receivable.  This was offset by
$3.1 million from the acquisition of and/or  additions to real estate assets and property, plant and equipment.

In 2000,  $4.1  million  was  used  for  investing  activities  which  consisted primarily of $9.7 million of net purchases of available-for-sale  securities,  a
$3.5  million  purchase  of a  note  receivable  and  $0.8  million  of  capital expenditures, primarily offset by $9.9 million of proceeds from the sale of real estate assets.

Net cash used in financing  activities  was  approximately  $8.9  million,  $7.8 million and $6.8 million during 2002, 2001 and 2000,  respectively.  This use of cash flow was  primarily  attributable  to debt  reduction  and the purchase and retirement of the Company's common stock.

At December 31, 2002, the Company's cash and  marketable  securities  were $74.8 million and working capital was $67.0 million as compared to cash and marketable securities of $96.8 million and working capital of $76.4 million at December 31,
2001.  The causes of these  declines are discussed in the preceding  paragraphs.
Management  continues to believe that the real estate market is  overvalued  and accordingly  recent  acquisitions  have been limited to those select  properties that meet the Company's  stringent financial  requirements.  Management believes that the available  working capital along with the $80.0 million of availability on the  revolving  credit  facility,  discussed  below,  puts the  Company in an opportune  position  to fund  acquisitions  and grow the  portfolio  if and when attractive long-term opportunities become available.

The cash  needs of the  Company  have been  satisfied  from funds  generated  by current  operations.  It is expected that future  operational cash needs and the cash  required to repurchase  the Company's  common stock will also be satisfied from existing cash  balances,  marketable  securities,  ongoing  operations  and borrowings  under the Revolver (as hereinafter  defined).  The primary source of capital to fund  additional  real  estate  acquisitions  and to make  additional high-yield  mortgage loans will come from existing funds,  borrowings  under the
Revolver,  the sale,  financing and refinancing of the Company's  properties and from third party  mortgages and purchase money notes obtained in connection with specific acquisitions.

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect to the  acquisition  of real  properties  or other companies in exchange for equity securities.

Funds of the Company in excess of that needed for  working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.

The Company is the lessor of eight  department  stores that are currently leased to Kmart,  which filed for  protection  under Chapter 11 of the U.S.  Bankruptcy
Code on January 22,  2002.  In addition,  the Company  holds a 50% interest in a joint  venture  (which is accounted for by the Company on the equity basis) that owns two  distribution  centers  that are also  leased to Kmart.  As part of its reorganization,  Kmart announced the closure of approximately  600 of its stores during the past  year,  as well as its  anticipated  emergence  from  Chapter 11 protection  as early as April 30,  2003.  To date,  Kmart has not  rejected  any leases  with  the  Company;  however  the  terms  of one such  lease  have  been renegotiated  resulting in a temporary rent reduction.  Although it is currently uncertain which remaining leases, if any, Kmart will reject or affirm as part of its  reorganization,  management  believes that its leases and the leases of the joint  venture  with Kmart are at or below the fair market  rent for  comparable properties and as a result,  the rejection of one or more leases is not expected to have a material adverse effect on the consolidated  financial position and/or results of operations of the Company.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for an $80.0  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December 31, 2005.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable  securities,  as defined. At December 31,
2002,  eligibility  under the Revolver was $80.0  million,  based upon the above terms and there  were no  amounts  outstanding  under the  Revolver.  The credit agreement  contains  certain  financial  and  restrictive  covenants,  including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness.  The Company was in compliance  with all covenants at December 31,
2002.  The credit  agreement also contains  provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default,  as defined in the credit  agreement.  Borrowings  under the
Revolver,  at the  Company's  option,  bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate ("LIBOR")  (1.38% at December 31,
2002)  plus  2.0%  for non  cash  collateralized  borrowings  and  1.0% for cash collateralized borrowings.

Prior to obtaining the Revolver,  the Company maintained a credit agreement with three banks which provided for both a $60.0 million  revolving  credit  facility and a $1.9 million term loan.  This credit  agreement was  terminated  effective
December 10, 2002 in  conjunction  with the execution of the Revolver.  The term loan matured and was fully  satisfied as of September  30, 2002. At December 31,
2001, there were no amounts  outstanding under the revolving credit facility and
$525,000 outstanding on the term loan.

As of September 30, 2002,  the  Company's  interest  rate swap  agreement  ("the
Swap") expired  together with the  satisfaction of the underlying term loan. The
Swap was  classified  as a cash flow hedge and was  recorded as a  component  of accounts payable and accrued  liabilities in the  Consolidated  Balance Sheet at
December 31, 2001 and accumulated other comprehensive  income was reduced by the same amount,  net of tax, with no impact on earnings.  The differential  paid or received on the Swap was  recognized as an  adjustment to interest  expense over the term of the agreement.

In strategies designed to hedge overall market risk, the Company may sell common stock short and participate in put and/or call options. These instruments do not qualify for hedge  accounting  and therefore  changes in such  derivatives  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey  facilities and filed an action against certain insurance carriers seeking recovery of costs incurred and to be incurred in these  matters.  Settlements  have been  reached  with all  carriers  in this matter.  See Note 19,  "Commitments and  Contingencies" of Notes to Consolidated
Financial Statements for further discussion on this matter.

The Company is subject to various litigation,  legal and regulatory matters that arise in the ordinary course of business activities. When management believes it is probable that a liability  has been incurred and such amounts are  reasonably estimable the Company provides for amounts that include  judgments and penalties that may be assessed. These liabilities are usually included in accounts payable and accrued  liabilities  or other  long-term  liabilities  in the  Consolidated
Financial  Statements,  depending on the anticipated payment date. None of these matters are  expected to result in a material  adverse  effect on the  Company's consolidated financial position or results of operations.

The current  liabilities  of the Company have at times in the past  exceeded its current assets  principally due to the financing of long-term  assets  utilizing
short-term   borrowings  and  from  the   classification   of  current  mortgage
obligations without the corresponding current asset for such properties.  Future financial  statements  may  reflect  current  liabilities  in excess of  current
assets.   Management  is  confident   that  through  cash  flow  generated  from
operations,  together with borrowings  available under the Revolver and the sale of select assets, all obligations will be satisfied as they come due.

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in  capital to zero and  accordingly  current year purchases in excess of par value have reduced  retained  earnings.  During 2002,  the Company purchased  and  retired  148,257  shares  of  the  Company's  common  stock  for approximately  $3.8 million.  Future  repurchases of the Company's  common stock will also  reduce  retained  earnings  by  amounts  in excess of the par  value.
Repurchases of the Company's  common stock will be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions, subject to available resources.

Contractual Obligations, Commitments and Contingencies
------------------------------------------------------

The following table  summarizes the Company's  contractual  cash obligations and other commitments at December 31, 2002:

                  (In Thousands)               Payments Due By Period
                                               ----------------------
                               Less
                               than          1-3         4-5          After
   Contractual Obligations    1 year        years       years        5 years       Total
---------------------------  --------     --------    ---------    ----------   ----------

Long-Term Debt (1)           $ 4,391      $ 8,204      $   932      $ 3,211      $16,738

Operating Leases (2)             522          626          462        4,326        5,936

Employment Contract (3)          750            0            0            0          750
                             -------      -------      -------      -------      -------

Total Contractual Cash
     Obligations             $ 5,663      $ 8,830      $ 1,394      $ 7,537      $23,424
                             =======      =======      =======      =======      =======

      (1)   See Note 8 to Notes to Consolidated Financial Statements.
      (2)   See Note 18 to Notes to Consolidated Financial Statements.
      (3)   The Company has an employment contract with its Chairman,  President and Chief  Executive  Officer  which  provides  for a base salary of
            $750,000 per annum plus a  discretionary  bonus as determined by the
            Board of  Directors.  In the  event of  termination  or a change  in control,  as defined in the  employment  agreement,  the  Company is required to pay the Chairman,  President and Chief Executive Officer
            a lump  sum  severance  payment  equal  to three  years  salary  and purchase  outstanding options. The employment agreement provides for successive one year terms unless either the Company or the Chairman,
            President and Chief Executive Officer gives the other written notice that the employment agreement is terminated.

Related Party Transactions
--------------------------

The  Company  has a  50.0%  interest  in  an  unconsolidated  limited  liability corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that includes the wife of the Board  Chairman,  two Directors of the Company and the wife of one of the  Directors  have an 8.0% interest in this entity.  The Company's share of income arising from this  investment,  accounted for as a leveraged lease, was $673,000,  $868,000 and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During  December 2002,  the Company  purchased a 50% interest in a joint venture
(the "Hotel Venture") for $23.1 million together with a publicly-traded  company for which the Board Chairman and another  Director of the Company are directors.
The Hotel Venture owns and operates a hotel in New Jersey.  The equity method of accounting  is used to account for this  investment  since the Company has a 50%
interest in the joint venture and the ability to exercise significant influence, but not control. Under the operating agreement all significant capital decisions are made jointly and operating  profits are divided  evenly.  The  investment is initially recorded at cost and subsequently  adjusted for equity in earnings and cash contributions and distributions.

The  Company's  two hotel  properties,  as well as the hotel  owned by the Hotel
Venture,  are managed by a publicly-traded  company for which the Board Chairman and another Director of the Company are directors.  Fees paid for the management of the Company's two hotel properties are based upon a percentage of revenue and were  approximately  $117,000,  $121,000,  and $165,000 for 2002, 2001 and 2000,
respectively.  Included in  marketable  securities at December 31, 2002 and 2001 was $20.4  million  and $27.7  million,  respectively,  of common  stock in this company which represents approximately 5.6% of such company's outstanding shares in both years.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
-----------------------------------------------------

The  preparation  of  consolidated   financial  statements  in  accordance  with
accounting  principles  generally  accepted  in the  United  States  of  America requires  management to use judgment in making  estimates and  assumptions  that affect the reported amounts of assets,  liabilities,  revenues and expenses, and related  disclosure  of  contingent  assets  and  liabilities.  Certain  of  the estimates  and  assumptions  required  to be made  relate  to  matters  that are inherently uncertain as they pertain to future events. While management believes that the  estimates  and  assumptions  used  were the most  appropriate,  actual
results  could  differ   significantly  from  those  estimates  under  different
assumptions and conditions.  The following is a description of those  accounting policies  believed by management  to require  subjective  and complex  judgments which could potentially affect reported results.

            Revenue Recognition and Accounts Receivable - Real Estate Investment
            --------------------------------------------------------------------
            and Management
            --------------

            The Company  leases  substantially  all of its properties to tenants under net leases which are accounted for as operating leases.  Under this type of lease,  the tenant is  obligated  to pay all  operating costs of the property  including  real estate  taxes,  insurance and repairs and  maintenance.  Revenue is recognized as it is earned and deemed  collectible.  Gains on the sale of real  estate  assets  and equity  investments are recorded when the gain recognition  criteria under generally accepted accounting  principles in the United States of America have been met.

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

            Accounts  receivable are recorded at the outstanding  amounts net of the allowance for doubtful accounts.  The Company makes estimates of the  uncollectibility  of its  accounts  receivable  related to base
            rents,   tenant  escalations,   expense   reimbursements  and  other
            revenues.  The Company analyzes  accounts  receivable and historical bad debt levels,  customer  credit  worthiness and current  economic trends when  evaluating  the adequacy of the  allowance for doubtful accounts.  In  addition,  tenants in  bankruptcy  are  analyzed  and estimates  are made in  connection  with the  expected  recovery  of pre-petition and post-petition  claims.  The Company's net income is directly affected by management's  estimate of the collectibility of accounts receivable.

            Revenue Recognition and Accounts Receivable - Engineered Products
            -----------------------------------------------------------------

            In  general,  sales are  recorded  when  products  are  shipped  and collection is reasonably assured.  Management believes that adequate controls are in place to ensure compliance with contractual  product specifications,  a substantial  history of such performance has been established  and  historical  returns and  allowances  have not been
            significant.   If  actual  sales  returns  and   allowances   exceed
            historical amounts, the Company's sales would be adversely affected.

            Accounts  receivable are recorded at the outstanding  amounts net of
            the  allowance  for  doubtful   accounts.   Estimates  are  used  in
            determining the Company's  allowance for doubtful  accounts based on historical  collections  experience,  current  economic trends and a
            percentage  of  its  accounts  receivable  by  aging  category.   In
            determining  these  percentages,  the  Company  looks at  historical write-offs of its receivables.  The Company also looks at the credit quality  of its  customer  base  as well as  changes  in its  credit policies. The Company continuously monitors collections and payments from its  customers.  While  credit  losses have  historically  been within  expectations  and the  provisions  established,  the Company cannot guarantee that it will continue to experience the same credit loss  rates  that it has in the past.  The  Company's  net income is directly affected by management's  estimate of the collectibility of accounts receivable.

            Marketable Securities
            ---------------------

            The Company determines the appropriate  classification of marketable
            securities   at  the   time   of   purchase   and   reassesses   the
            appropriateness  of the  classification  at each reporting  date. At
            December 31, 2002 and 2001,  all marketable  securities  held by the
            Company have been classified as either available-for-sale or trading and,  as a result,  are stated at fair value.  Unrealized  gains and losses on  available-for-sale  securities are recorded as a separate component of stockholders' equity.  Realized gains and losses on the sale of securities as well as unrealized holding gains and losses on trading  securities,  as determined on a first-in,  first-out basis, are included in the Consolidated Statements of Income.

            The Company  reviews its  investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary
            decline   in   fair   value.    If   it   is   believed    that   an
            other-than-temporary decline exists, the Company will write down the investment  to market value and record the related  write-down  as a loss on investments in the Consolidated Statements of Income.

            The  Company's  net  income is  directly  affected  by  management's classification of marketable securities as well as its determination of  whether  an  other-than-temporary  decline  in the  value of its investments exist.

            Inventories
            -----------

            The Company  values  inventory at the lower of cost or market,  cost being  determined  on  a  first-in,  first-out  basis.  The  Company regularly  reviews  inventory  quantities  on  hand  and  records  a provision  for excess and  obsolete  inventory  based  primarily  on existing  and  anticipated  design  and  engineering  changes to its products  as  well  as  forecasts  of  future  product  demand.  The
            Company's net income is directly  affected by management's  estimate of the realizability of inventories.

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

            Assets  held for  sale are  reported  at the  lower of the  carrying amount  or fair  value  less  costs  to  sell  and  depreciation  is discontinued. Property sales or dispositions are recorded when title transfers.  Upon  disposition,  the  related  costs and  accumulated depreciation are removed from the respective  accounts.  Any gain or loss  on  sale or  disposition  is  recognized  in  accordance  with accounting  principles  generally  accepted in the United  States of
            America.  In the normal  course of  business,  the Company  receives offers for the sale of properties,  either solicited or unsolicited.
            For those offers that are accepted,  the  prospective  buyer usually

            requires  a  due  diligence   period  before   consummation  of  the
            transaction.  It is not  unusual for matters to arise that result in the  withdrawal  or rejection of the offer during this  process.  If circumstances arise that previously were considered unlikely and, as a result,  management  decides not to sell a property  classified as held for sale, the property is  reclassified  as held for rental.  A property that is reclassified is measured and recorded  individually at the lower of its carrying amount before being  classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for rental  or its  fair  market  value  at the  date of the  subsequent decision not to sell.

            The  Company is required to make  subjective  assessments  as to the useful  lives of its  properties  for  purposes of  determining  the amount of depreciation to reflect on an annual basis with respect to those  properties.  These  assessments  have a direct  impact on the
            Company's net income.  Should the Company adjust the expected useful life of a  particular  asset,  it  would  be  depreciated  over  the adjusted years, and result in a revised depreciation expense and net income.

            Discontinued Operations
            -----------------------

            The  Company is  required  to make  certain  subjective  assessments utilizing the  provisions of SFAS No. 144 in  determining  whether a long-lived  asset  to be  disposed  of  should  be  reclassified  as discontinued  operations.  Commencing in 2002, the Company considers real  property  to be held  for sale and  reported  as  discontinued
            operations if  management  has committed to a plan to sell the asset under  usual  and  customary  terms and  believes  such sale will be completed  within one year.  In such event,  the  financial  results associated  with  these  assets  are  reclassified  as  discontinued
            operations for all periods  presented.  Although  operating  income, income  from  continuing  operations  and income  from  discontinued
            operations is directly  affected by  management's  assessments,  the reclassification has no impact on net income.

            Long-Lived Assets
            -----------------

            On a  periodic  basis,  management  assesses  whether  there are any indicators that the value of its long-lived  assets may be impaired.
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

            The Company is required to make subjective assessments as to whether there are  impairments  in the value of its  long-lived  assets  and other investments.  The Company's net income is directly affected by management's estimate of impairments.  In determining impairment, if any, the Company has adopted SFAS No. 144.

            Pension Plan
            ------------

            Pension  plans  can be a  significant  cost of doing  business,  but represent  obligations  that will  ultimately  be settled far in the future and therefore are subject to estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plan and the  investment and funding  decisions made by the Company.  The
            Company is required to make assumptions  regarding such variables as the  expected  long-term  rate of return on assets and the  discount rate applied to determine  service cost and interest  cost to arrive at pension income or expense for the year.

            The  Company  accounts  for  its  defined  benefit  pension  plan in accordance  with SFAS No. 87,  "Employers'  Accounting for Pensions"
            ("SFAS No. 87"), which requires that amounts recognized in financial statements  be  determined  on  an  actuarial  basis.  SFAS  No.  87 generally  reduces the  volatility of future income  (expense)  from changes in pension  liability  discount rates and the performance of the pension plan's assets.

            The most  significant  element in determining the Company's  pension income  (expense)  in  accordance  with SFAS No. 87 is the  expected return on plan  assets.  The Company has assumed  that the  expected long-term  rate of  return on plan  assets  will be 8.0% for 2002 as compared  to 9.0% for  2001.  Based on the  Company's  existing  and
            forecasted  asset  allocation  and  related   long-term   investment
            performance  results,  the Company  believes that its  assumption of future returns of 8.0% is reasonable.  The assumed long-term rate of return on assets is applied to a  calculated  value of plan  assets, which  recognizes  changes  in the fair  value of plan  assets  in a systematic manner.  This produces the expected return on plan assets that is included in pension income (expense). The difference between this  expected  return  and the  actual  return  on plan  assets  is deferred.  The net deferral of past asset gains (losses) affects the calculated  value of plan assets  and,  ultimately,  future  pension income (expense).  The plan assets have earned a rate of return less than 8.0% in the last two years. Should this trend continue,  future pension expense and required  contributions  could  increase.  A 100 basis point change in the expected  long-term rate of return on plan assets would have changed fiscal 2002 pension expense by $88,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's interest income is most sensitive to changes in the general levels of U.S.  interest  rates.  Changes in U.S.  interest  rates  affect the interest earned on the Company's  cash and cash  equivalents.  The  Company's  marketable securities  consist of U.S.  investments  in both  common and  preferred  equity issues and are subject to the  fluctuations  in U.S. stock markets.  Most of the

Company's mortgages payable are fixed rate and self amortizing from the net cash
flow  of  the  underlying  properties.   The  Company's  derivative  instruments
primarily  consist of put and/or call options.  Such  derivatives are subject to the  fluctuations in U.S. stock markets.  The Company's term loan, which matured on September  30, 2002,  had a variable rate but was  effectively  hedged by the
Swap,  whose notional amount matched the principal  balance of the variable rate debt it hedged.

The Company  manufactures its products in the United States and Mexico and sells its products in those  markets as well as Europe,  South  America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  A portion of the Company's receivables  are  denominated  in Euros and are  exposed to changes in  exchange rates with the U.S. dollar.  When the U.S. dollar strengthens  against the Euro, the value of the  nonfunctional  currency sales decreases.  When the U.S. dollar weakens  against the Euro, the functional  currency  amount of sales  increases.
Overall,  the Company is a net receiver of Euros and, as such,  benefits  from a weaker dollar,  but is adversely  affected by a stronger  dollar relative to the
Euro.

The  Company's  manufacturing   operations  utilize  various  metal  commodities
(principally  stainless steel) in the  manufacturing  process.  While key metals purchased  from foreign  entities are  generally  denominated  in U.S.  dollars, fluctuations in the suppliers' local currencies may impact pricing.  The Company is unable to quantify the effects of such fluctuations,  however,  it does enter into purchase  commitments  for certain key metals that  generally do not exceed twelve  months  which tend to minimize  short-term  currency  fluctuations.  The
Company's  financial  results,  however,  could  be  significantly  affected  by fluctuations in metals pricing.

The following is a tabular presentation of quantitative market risks at December
31, 2002:

                                                             Principal (Notional) Amount by Expected Maturity
                                              -----------------------------------------------------------------------    Fair
                                                                                                   There-                Value
  (Dollars in Thousands)                      2003      2004       2005       2006       2007      after       Total    12/31/02
---------------------------------------------------------------------------------------------------------------------------------

Assets

Available-for-sale
     securities                             $25,066    $     0    $     0    $     0    $     0    $     0    $25,066   $25,066
Trading securities                          $   827    $     0    $     0    $     0    $     0    $     0    $   827   $   827
Notes receivable (1)                        $    65    $    70    $    59    $ 2,802    $     2    $    61    $ 3,059   $ 7,724
Average interest rate                         11.4%      11.9%      12.9%      12.2%      12.0%      14.8%

Liabilities

Long-term debt, including current portion
Fixed rate                                  $ 4,391    $ 5,866    $ 2,338    $   629    $   303    $ 3,211    $16,738   $17,036
Average interest rate                          7.2%       7.0%       6.9%       7.0%       7.0%       6.8%

Derivative instruments (2)                  $   122    $     0    $     0    $     0    $     0    $     0    $   122   $   122

     (1)    Expected  maturities  are net of deferred gains which are recognized under the installment method of accounting.
     (2)    Consisting of put and/or call options.

Recent Accounting Pronouncements
--------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.
145,  "Rescission  of FASB  Statements  No.  4, 44,  and 64,  Amendment  of FASB
Statement No. 13, and Technical  Corrections"  ("SFAS No. 145").  This statement eliminates  the  requirement to report gains and losses from  extinguishment  of debt as extraordinary  unless they meet the criteria of APB Opinion 30. SFAS No.
145 also requires sale-leaseback accounting for certain lease modifications that have  economic  effects  that are similar to  sale-leaseback  transactions.  The changes  related to lease  accounting are effective for  transactions  occurring after May 15, 2002 and the changes related to debt  extinguishment are effective for fiscal  years  beginning  after May 15,  2002.  The impact of  adopting  the provisions  related to lease  accounting  did not have a material  impact on the
Company's  financial  position or results of operations.  The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Company's financial position or results of operations.

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

In December  2002,  the FASB issued SFAS No. 148,  "Accounting  for  Stock-Based
Compensation  - Transition  and  Disclosure,  an amendment of FASB Statement No.
123"  ("SFAS No.  148").  SFAS No.  148 amends  SFAS No.  123,  "Accounting  for
Stock-Based  Compensation," to provide  alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee  compensation.  It also amends the disclosure provisions of
SFAS No. 123 to require  prominent  disclosure about the effects on reported net income of an entity's  accounting  policy  decisions with respect to stock-based employee  compensation.  The  Company  has chosen to  continue  to  account  for stock-based  compensation  using the  intrinsic  value method  prescribed in APB
Opinion No. 25 and related  interpretations  as provided for under SFAS No. 148.
Accordingly,  compensation  expense is only  recognized when the market value of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock. The Company has adopted the annual  disclosure  provisions of SFAS No. 148 in its  financial  reports for the year ended  December 31, 2002 and will adopt the interim  disclosure  provisions for its financial reports for the quarter  ending March 31, 2003. The adoption of SFAS No. 148 has not had and is not expected to have a material impact on the Company's financial position or results of operations.

In  November  2002,  the FASB issued FASB  Interpretation  No. 45,  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of Others"  ("FIN 45").  FIN 45 requires that upon issuance of a guarantee,  a guarantor  must  recognize a liability  for the fair value  of an  obligation  assumed  under  a  guarantee.  FIN  45  also  requires additional  disclosures  by a  guarantor  in its  interim  and annual  financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition  provisions  of FIN 45 are effective  for any  guarantees  issued or modified after December 31, 2002. The disclosure  requirements are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The  adoption  of the  disclosure  requirements  of FIN 45 did not have a material  impact on the Company's  financial  position or results of operations.
The Company is currently evaluating the effects of the recognition  provision of
FIN 45,  but does not  expect  the  adoption  to have a  material  impact on the
Company's financial position or results of operations.

In January 2003, the FASB issued FASB  Interpretation  No. 46  "Consolidation of
Variable Interest  Entities" ("FIN 46"). In general,  a variable interest entity is a  corporation,  partnership,  trust,  or any other legal  structure used for business  purposes  that either (a) does not have equity  investors  with voting rights or (b) has equity  investors  that do not  provide  sufficient  financial resources for the entity to support its activities.  A variable  interest entity often holds financial  assets,  including  loans or receivables,  real estate or other property.  A variable interest entity may be essentially passive or it may engage  in  activities  on behalf  of  another  company.  Until  now,  a company generally has included another entity in its consolidated  financial  statements only if it controlled the entity through voting  interests.  FIN 46 changes that by requiring a variable  interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable  interest entity's  activities or entitled to receive a majority of the entity's  residual returns  or both.  FIN 46's  consolidation  requirements  apply  immediately  to variable  interest  entities  created or acquired  after  January 31, 2003.  The consolidation  requirements  apply to older entities in the first fiscal year or interim  period  beginning  after  June  15,  2003.  Certain  of the  disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable  interest  entity was  established.  The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's  consolidated financial condition or results of operations taken as a whole.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain  statements in this Report on Form 10-K and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties inherent in forward-looking  statements;
the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  The following are some of the risks that could cause actual results to differ  significantly from those expressed or implied by such statements:

A SLOWING ECONOMY AND CONTINUED  REDUCTION IN ENGINEERED  PRODUCTS  SPENDING MAY
NEGATIVELY AFFECT OUR REVENUES AND PROFITABILITY.

If the economy continues to slow, some of our current and prospective  customers may decrease  spending on  engineered  products and  accordingly  may  postpone, reduce or even forego the purchase of our products. If forecasted orders are not received,  we may have large  inventories of slow moving or unusable parts. This could  result in an  adverse  effect on our  business,  results  of  operations, liquidity and financial position.

OUR MARKETS ARE HIGHLY COMPETITIVE.

The markets for our engineered products are highly competitive. We cannot assure that we will be able to successfully  compete or that our  competitors  will not develop new technologies and products that are more commercially  effective than our own. Some of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

RELIANCE ON SIGNIFICANT CUSTOMERS.

The Company  sells its  engineered  products to many  customers  throughout  the world.  Historically a small number of customers have accounted for  significant portions of these sales. The loss of one or more of these significant  customers could adversely affect the Company's results of operations.

PROTECTION OF OUR INTELLECTUAL  PROPERTY IS LIMITED;  WE ARE SUBJECT TO THE RISK
OF THIRD PARTY CLAIMS OF INFRINGEMENT.

Our engineering  business  relies in large part upon our proprietary  scientific and engineering "know-how" and production techniques. Historically, patents have not  been an  important  part of our  protection  of our  intellectual  property rights. We rely upon the laws of unfair  competition,  restrictions in licensing agreements and confidentiality  agreements to protect our intellectual property.
We limit access to and distribution of our proprietary information.

Our ability to compete  successfully  and  achieve  future  revenue  growth will depend,  in part,  on our  ability to protect  our  proprietary  technology  and operate without infringing upon the rights of others.

OUR  OPERATIONS  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATION  AND  ENVIRONMENTAL
PROBLEMS WHICH ARE POSSIBLE AND CAN BE COSTLY.

Our  engineered  products  segment is  subject to a variety of local,  state and federal governmental regulations relating to the storage,  discharge,  handling, emission,  generation,  manufacture  and  disposal  of toxic or other  hazardous substances used to manufacture our products. We believe that we are currently in compliance  in all  material  respects  with such  regulations  and that we have
obtained  all   necessary   environmental   permits  to  conduct  our  business.
Nevertheless,  the failure to comply with  current or future  regulations  could result in the imposition of fines,  suspension of production,  alteration of our manufacturing processes or cessation of operations.

Federal,  state and local laws and regulations relating to the protection of the environment  require a current or  previous  owner or operator of real estate to investigate  and clean up hazardous or toxic  substances at such  property.  The
Company has undertaken the completion of  environmental  studies and/or remedial action at Metex' two New Jersey facilities (see  "Environmental  Regulations" in
Item 1 of Part I and  Note  19,  "Commitments  and  Contingencies"  of  Notes to
Consolidated Financial Statements).

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

Although the Company's  leases are generally  long-term and may be below market, real  property  investments  are  subject  to  varying  degrees  of risk and are
relatively   illiquid.   Several  factors  may  adversely  affect  the  economic
performance  and value of our  properties.  These factors include changes in the national,  regional  and  local  economic  climate,  the  attractiveness  of our properties to tenants,  competition  from other  available  property  owners and changes in market rental rates.  Our  performance  also depends on the financial condition of our tenants and our ability to collect rent from tenants and to pay for adequate  maintenance,  insurance and other operating costs,  including real estate taxes,  which could increase over time.  Also, the expenses of owning and operating a property  are not  necessarily  reduced when  circumstances  such as market factors and competition cause a reduction in income from the property.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 15, "Exhibits,  Financial  Statements and Schedules
and Reports on Form 8-K" and are contained in this Form 10-K,  beginning on page
32.

ITEM 9.     CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

The information  required  herein has been previously  reported in the Company's report on Form 10-K for the fiscal year ended December 31, 2001.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see Note 13,
"Transactions  with  Related  Parties,"  of  Notes  to  Consolidated   Financial
Statements, contained elsewhere in this report.

ITEM 14.    CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
            REPORTS ON FORM 8-K

(a) (1)  CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial
         Statements  and  Consolidated  Financial  Statement  Schedules  of  the
         Company are included in this Form 10-K at the pages indicated:

                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                                                            Page
                                                                            ----

            Report of Independent Certified Public Accountants -
            Grant Thornton LLP                                               32
            Report of Independent Auditors - Ernst & Young LLP           33
            Consolidated Balance Sheets as of December 31, 2002 and 2001     34
            Consolidated Statements of Income for the Years
               Ended December 31, 2002, 2001, and 2000                       35
            Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2002, 2001, and 2000                 36
            Consolidated Statements of Cash Flows for the
               Years Ended December 31, 2002, 2001, and 2000              37-38
            Notes to Consolidated Financial Statements                    39-63

      (2)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            Schedule II   --  Allowance for Doubtful Accounts                64
            Schedule III  --  Real Property and Accumulated Depreciation     65
            Schedule IV   --  Mortgage Loans on Real Estate                  66

      (3)   SUPPLEMENTARY DATA

            Quarterly Financial Data (Unaudited)                             67

            Schedules  not listed  above are  omitted as not  applicable  or the information  is presented  in the  financial  statements  or related notes.

(b) Reports on Form 8-K

No  reports  on Form 8-K were filed by the  Company  during the last  quarter of fiscal 2002.

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

            10.2.  Additional  amendment to Incentive  and  Non-Qualified  Stock
Option Plan of the Company  (incorporated by reference to exhibit 4.2 filed with the Company's report on Form S-8 dated August 23, 2002).

            10.3. 1988 Joint Incentive and  Non-Qualified  Stock Option Plan, as
amended  (incorporated  by reference  to exhibit  10.2 filed with the  Company's report on Form 10-K for the fiscal year ended December 31, 1998).

            10.4.  Employment  Agreement  dated  as of  January  1,  1990 by and between the Company and A. F. Petrocelli  (incorporated  by reference to exhibit
10.9 filed  with the  Company's  report on Form 10-K for the  fiscal  year ended
December 31, 1989).

            10.5. Amendment dated as of December 3, 1990 to Employment Agreement dated as of January 1, 1990,  by and between  the  Company and A. F.  Petrocelli
(incorporated  by reference to exhibit 10.10 filed with the Company's  report on
Form 10-K for the fiscal year ended December 31, 1990).

            10.6.  Amendment  dated as of June 8, 1993 to  Employment  Agreement dated as of January 1, 1990 by and  between  the  Company  and A. F.  Petrocelli
(incorporated  by reference to exhibit 10.5 filed with the  Company's  report on
Form 10-K for the fiscal year ended December 31, 1993).

            *10.7 Revolving Credit Agreement dated as of December 10, 2002, with the financial parties thereto.

            *21. Subsidiaries of the Company.

            *23a.  Auditors'  consent to the  incorporation  by reference in the
Company's Registration  Statements on Form S-8 as of and for the two years ended
December 31, 2002 from Grant Thornton LLP of the Report of Independent Certified
Public Accountants included herein.

            *23b.  Auditors'  consent to the  incorporation  by reference in the
Company's  Registration  Statements on Form S-8 for the year ended  December 31,
2000 from  Ernst & Young  LLP of the  Report of  Independent  Auditors  included herein.

            *99.1.  Certification  of the Chief  Executive  Officer  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

            *99.2.  Certification  of the Chief  Financial  Officer  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

* Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED CAPITAL CORP.

Dated: March 27, 2003                          By: /s/ A. F. Petrocelli
       -----------------                            ----------------------------
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

Dated: March 27, 2003                          By: /s/ A. F. Petrocelli
       -----------------                            ----------------------------
                                                    A. F. Petrocelli
                                                    Chairman, President and
                                                    Chief Executive Officer

Dated: March 27, 2003                          By: /s/ Howard M. Lorber
       -----------------                           -----------------------------
                                                   Howard M. Lorber
                                                   Director

Dated: March 27, 2003                          By: /s/ Robert M. Mann
       -----------------                           -----------------------------
                                                   Robert M. Mann
                                                   Director

Dated: March 27, 2003                       By: /s/ Anthony J. Miceli
       -----------------                           -----------------------------
                                                   Anthony J. Miceli
                                                   Chief Financial Officer,
                                                   Chief Accountant, Secretary
                                                   and Director

Dated: March 27, 2003                          By: /s/ Arnold S. Penner
       -----------------                           -----------------------------
                                                   Arnold S. Penner
                                                   Director

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, A. F. Petrocelli, certify that:

1.    I have reviewed this annual report on Form 10-K of United Capital Corp.;

2.    Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;

4.    The  registrant's  other  certifying  officers and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and have:

      a.    designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those entities,  particularly during the period in which this annual report is being prepared;

      b.    evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c.    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
            internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other  factors that could  significantly  affect  internal  controls subsequent  to the  date of our  most  recent  evaluation,  including  any corrective  actions with regard to significant  deficiencies  and material weaknesses.

Date: March 27, 2003
                                          /s/ A. F. Petrocelli
                                          --------------------------------------
                                          A. F. Petrocelli
                                          Chairman, President and Chief Executive
                                          Officer

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Anthony J. Miceli, certify that:

1.    I have reviewed this annual report on Form 10-K of United Capital Corp.;

2.    Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;

4.    The  registrant's  other  certifying  officers and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and have:

      a.    designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those entities,  particularly during the period in which this annual report is being prepared;

      b.    evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c.    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
            internal controls; and

6.    The registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other  factors that could  significantly  affect  internal  controls subsequent  to the  date of our  most  recent  evaluation,  including  any corrective  actions with regard to significant  deficiencies  and material weaknesses.

Date: March 27, 2003
                                        /s/ Anthony J. Miceli
                                        ----------------------------------------
                                        Anthony J. Miceli
                                        Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying  consolidated  balance sheets of United Capital
Corp. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the
related consolidated  statements of income,  stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and  Subsidiaries  as of December 31, 2002 and 2001, and the  consolidated results of their  operations and their  consolidated  cash flows for each of the two years in the period ended December 31, 2002, in conformity  with  accounting principles generally accepted in the United States of America.

We have also audited the consolidated  financial statement schedules for each of the two years in the period ended December 31, 2002, listed in the Index at Item
15(a)(2).  In our opinion,  these schedules,  when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the  consolidated  financial  statements,  the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," on January 1, 2002.

\s\ GRANT THORNTON LLP
------------------------
    GRANT THORNTON LLP

Melville, New York
February 7, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
United Capital Corp.:

We  have   audited  the   accompanying   consolidated   statements   of  income,
stockholders'  equity and cash flows of United  Capital Corp.  and  subsidiaries
(the "Company") for the year ended December 31, 2000. These financial statements are the  responsibility of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  results of operations,  stockholders'
equity and cash flows of United  Capital  Corp.  and  subsidiaries  for the year ended  December 31, 2000, in conformity  with  accounting  principles  generally accepted in the United States.

\s\ ERNST & YOUNG LLP
---------------------------
    ERNST & YOUNG LLP

New York, New York
February 14, 2001, except
Notes 2, 12, 14 and 17, as to
which the date is March 14, 2003

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                      (In Thousands, Except Per Share Data)

                                                           2002        2001
                                                        --------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                            $ 48,893   $ 68,170
   Marketable securities                                  25,893     28,633
   Notes and accounts receivable, net                      5,715      6,345
   Inventories                                             3,677      4,953
   Prepaid expenses and other current assets               1,477        871
   Deferred income taxes                                     207          0
   Current assets of discontinued operations                  73         39
                                                        --------   --------

      Total current assets                                85,935    109,011
                                                        --------   --------

Property, plant and equipment, net                         3,569      4,525
Real property held for rental, net                        48,470     52,291
Investments in joint ventures                             31,389      8,364
Noncurrent notes receivable                                2,994         66
Other assets                                               3,707      3,129
Noncurrent assets of discontinued operations                 483        579
                                                        --------   --------
      TOTAL ASSETS                                      $176,547   $177,965
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                 $  4,391   $  5,047
   Borrowings under credit facilities                          0        525
   Accounts payable and accrued liabilities                9,270     17,886
   Income taxes payable                                    5,260      7,585
   Deferred income taxes                                       0      1,481
   Current liabilities of discontinued operations             24         51
                                                        --------   --------
      Total current liabilities                           18,945     32,575
                                                        --------   --------

Long-term debt                                            12,347     16,738
Other long-term liabilities                               31,016     30,966
Deferred income taxes                                      2,605      1,345
                                                        --------   --------
      TOTAL LIABILITIES                                   64,913     81,624
                                                        --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.10 par value, authorized 7,500
      shares; issued and outstanding 4,519 and 4,641
      shares, respectively                                   452        464
   Retained earnings                                     110,096     90,000
   Accumulated other comprehensive income, net of tax      1,086      5,877
                                                        --------   --------
      TOTAL STOCKHOLDERS' EQUITY                         111,634     96,341
                                                        --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $176,547   $177,965
                                                        ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      (In Thousands, Except Per Share Data)

                                                              2002       2001         2000
                                                            --------    --------    ---------

REVENUES:
   Net sales                                                $ 33,513    $ 33,792    $ 34,095
   Rental revenues from real estate operations                24,498      26,386      26,957
                                                            --------    --------    --------
                     Total revenues                           58,011      60,178      61,052
                                                            --------    --------    --------

COSTS AND EXPENSES:
   Cost of sales                                              24,500      25,083      24,738
   Real estate operations:
      Mortgage interest expense                                1,390       1,796       2,232
      Depreciation expense                                     3,278       4,006       4,805
      Other operating expenses                                 7,419       7,765       6,794
   General and administrative expenses                         6,246       5,310       5,295
   Selling expenses                                            3,504       3,743       3,954
                                                            --------    --------    --------
                     Total costs and expenses                 46,337      47,703      47,818
                                                            --------    --------    --------

                     Operating income                         11,674      12,475      13,234
                                                            --------    --------    --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                1,934       1,828       2,230
   Interest expense                                             (532)       (436)       (564)
   Other income and expense, net                              16,021      16,970       9,797
                                                            --------    --------    --------
                     Total other income                       17,423      18,362      11,463
                                                            --------    --------    --------

   Income from continuing operations before income taxes      29,097      30,837      24,697

   Provision for income taxes                                  6,604      12,547       7,032
                                                            --------    --------    --------
   INCOME FROM CONTINUING OPERATIONS                          22,493      18,290      17,665
                                                            --------    --------    --------

DISCONTINUED OPERATIONS:
   Income from discontinued operations, net of tax
       provision of $273, $454 and $408, respectively            410         682         613
  Gain on disposal of discontinued operations, net of tax
       provision of $316                                         474           0           0
                                                            --------    --------    --------
  INCOME FROM DISCONTINUED OPERATIONS                            884         682         613
                                                            --------    --------    --------

  NET INCOME                                                $ 23,377    $ 18,972    $ 18,278
                                                            ========    ========    ========

BASIC EARNINGS PER SHARE:
     Income from continuing operations                      $   4.91    $   3.90    $   3.73
     Income from discontinued operations                         .19         .15         .13
                                                            --------    --------    --------
     NET INCOME PER SHARE                                   $   5.10    $   4.05    $   3.86
                                                            ========    ========    ========

DILUTED EARNINGS PER SHARE:
     Income from continuing operations                      $   4.50    $   3.72    $   3.70
     Income from discontinued operations                         .18         .14         .13
                                                            --------    --------    --------
     NET INCOME PER SHARE ASSUMING DILUTION                 $   4.68    $   3.86    $   3.83
                                                            ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (In Thousands)

                                                                                   Accumulated
                                                                                       Other
                                                Common Stock Issued                Comprehensive    Total
                                              ---------------------      Retained      Income,   Stockholders' Comprehensive
                                                Shares       Amount      Earnings    Net of Tax    Equity         Income
                                              ---------      -------    ---------  ------------- ------------- -------------

BALANCE - JANUARY 1, 2000                         4,736    $     474    $  54,671    $   3,911    $  59,056

Purchase and retirement of common shares            (16)          (2)        (232)           0         (234)
Net income                                            0            0       18,278            0       18,278    $  18,278
Other comprehensive income, net of tax:
     Change in net unrealized gain on
          available-for-sale securities,
          net of tax provision of $10                 0            0            0           19           19           19
                                                                                                               ---------
Comprehensive income                                                                                           $  18,297
                                              ---------    ---------    ---------    ---------    ---------    =========

BALANCE - DECEMBER 31, 2000                       4,720          472       72,717        3,930       77,119
                                              ---------    ---------    ---------    ---------    ---------

Purchase and retirement of common shares            (84)          (8)      (1,761)           0       (1,769)
Proceeds from the exercise of stock options           5            0           72            0           72
Net income                                            0            0       18,972            0       18,972    $  18,972
Other comprehensive income, net of tax:
     Change in net unrealized gain on
          available-for-sale securities,
          net of tax provision of $2,909              0            0            0        5,404        5,404        5,404
     Reclassification adjustment for net
          gains realized in net income, net
          of tax provision of $1,862                  0            0            0       (3,457)      (3,457)      (3,457)
                                                                                                               ---------
Comprehensive income                                                                                           $  20,919
                                              ---------    ---------    ---------    ---------    ---------    =========

BALANCE - DECEMBER 31, 2001                       4,641          464       90,000        5,877       96,341
                                              ---------    ---------    ---------    ---------    ---------

Purchase and retirement of common shares           (148)         (15)      (3,755)           0       (3,770)
Proceeds from the exercise of stock options          26            3          474            0          477
Net income                                            0            0       23,377            0       23,377    $  23,377
Other comprehensive income, net of tax:
     Change in net unrealized gain on
          available-for-sale securities,
          net of tax benefit of $2,579                0            0            0       (4,791)      (4,791)      (4,791)
                                                                                                               ---------
Comprehensive income                                                                                           $  18,586
                                              ---------    ---------    ---------    ---------    ---------    =========

BALANCE - DECEMBER 31, 2002                       4,519    $     452    $ 110,096    $   1,086    $ 111,634
                                              =========    =========    =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (In Thousands)

                                                                             2002        2001        2000
                                                                           --------    ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 23,377    $ 18,972    $ 18,278
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                        4,533       5,436       6,140
         Net gain on sale of available-for-sale securities                   (4,038)     (4,911)     (4,513)
         Net gain on sale of trading securities                                   0        (461)          0
         Net gain on sale of real estate assets                              (5,708)    (10,995)     (5,269)
         Gain from equity investments                                          (673)       (868)     (1,227)
         Gain on disposal of discontinued operations, net of tax               (474)          0           0
         Net realized and unrealized gain on derivative instruments          (6,283)       (482)          0
         Purchase of trading securities                                        (791)        (54)     (1,772)
         Proceeds from sale of trading securities                                 0       2,287           0
         Unrealized (gain) loss on trading securities                           (35)          0           7
         Changes in operating assets and liabilities (A)                      1,652       4,139       2,819
                                                                           --------    --------    --------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                       11,560      13,063      14,463
                                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                (11,477)     (4,488)    (25,024)
   Proceeds from sale of available-for-sale securities                       11,701      25,259      15,372
   Proceeds from sale of real estate assets                                   7,258      12,858       9,890
   Proceeds from sale of derivative instruments                               5,093      10,939           0
   Purchase of derivative instruments                                        (8,843)          0           0
   Purchase of note receivable                                               (2,955)          0      (3,500)
   Acquisition of property, plant and equipment                                (227)     (1,327)       (798)
   Principal payments on note receivable                                         22       3,500           0
   Acquisition of/additions to real estate assets                              (192)     (1,774)       (767)
   Investment in joint venture                                              (23,128)          0           0
   Distributions from equity investments, net                                   776         776         767
                                                                           --------    --------    --------

             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (21,972)     45,743      (4,060)
                                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
      and loans                                                              (5,047)     (5,373)     (5,910)
   Net repayments under credit facilities                                      (525)       (700)       (700)
   Purchase and retirement of common shares                                  (3,770)     (1,769)       (234)
   Proceeds from the exercise of stock options                                  477          72           0
                                                                           --------    --------    --------

             NET CASH USED IN FINANCING ACTIVITIES                           (8,865)     (7,770)     (6,844)
                                                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (19,277)     51,036       3,559

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 68,170      17,134      13,575
                                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 48,893    $ 68,170    $ 17,134
                                                                           ========    ========    ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (CONTINUED)
                                 (In Thousands)

                                                                       2002        2001       2000
                                                                      -------    -------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:

         Interest                                                     $ 1,652    $ 2,265    $ 2,726
                                                                      =======    =======    =======

         Taxes                                                        $ 7,349    $ 5,722    $ 4,114
                                                                      =======    =======    =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of note receivable in connection with sale
         of real property, net of deferred gain                       $    46    $     0    $     0
                                                                      =======    =======    =======

     (A) Changes in operating assets and liabilities for the years ended
         December 31, 2002, 2001 and 2000 are as follows:

                                                                        2002        2001        2000
                                                                        ----        ----        ----

            Notes and accounts receivable, net                        $   671    ($  842)   $    12
            Inventories                                                 1,276       (340)      (406)
            Prepaid expenses and other current assets                    (606)      (219)      (398)
            Deferred income taxes                                       2,161     (2,182)       613
            Noncurrent notes receivable                                     9        177         27
            Other assets                                                 (650)      (118)      (475)
            Accounts payable and accrued liabilities                    1,417     (1,710)      (640)
            Income taxes payable                                       (2,641)     1,492      1,093
            Other long-term liabilities                                    50      7,825      2,864
            Discontinued operations-noncash charges and working
             capital changes                                              (35)        56        129
                                                                      -------    -------    -------

                     Total                                            $ 1,652    $ 4,139    $ 2,819
                                                                      =======    =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
                 (In Thousands, Except Share And Per Share Data)

(1)   Nature of Business and Summary of Significant Accounting Policies:
      -----------------------------------------------------------------

         Nature of Business:
         -------------------

         United Capital Corp. (the "Company") and its  subsidiaries  are engaged in the investment and management of real estate and in the  manufacture and sale of  engineered  products.  The  Company  also  invests  excess
         available   cash  in   marketable   securities   and  other   financial
         instruments.

         Principles of Consolidation:
         ----------------------------

         The  Consolidated  Financial  Statements  include  the  accounts of the
         Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions  have been  eliminated.  The equity method of accounting is used for  investments  in 20% to 50% owned joint ventures in which the Company has the ability to exercise significant influence, but not control.  These investments are recorded  initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

         Revenue Recognition and Accounts Receivable - Real Estate Investment
         --------------------------------------------------------------------
         and Management:
         ---------------

         The Company leases substantially all of its properties to tenants under net leases which are accounted for as operating leases. Under this type of lease,  the tenant is  obligated to pay all  operating  costs of the property  including  real  estate  taxes,  insurance  and  repairs  and maintenance.  Revenue is recognized  as earned and deemed  collectible.
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

         Accounts  receivable are recorded at the outstanding amounts net of the allowance for doubtful  accounts.  The Company  makes  estimates of the uncollectibility  of its  accounts  receivable  related to base  rents, tenant  escalations,  expense  reimbursements  and other revenues.  The
         Company  analyzes  accounts  receivable and historical bad debt levels, customer credit  worthiness and current economic trends when evaluating the  adequacy of the  allowance  for  doubtful  accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

         Revenue Recognition and Accounts Receivable - Engineered Components:
         --------------------------------------------------------------------

         In general, sales are recorded when products are shipped and collection is reasonably  assured.  Management believes that adequate controls are in place to ensure compliance with contractual product  specifications, a substantial  history of such  performance  has been  established  and historical returns and allowances have not been significant.  If actual sales returns and allowances exceed historical  amounts,  the Company's sales would be adversely affected.

         Accounts  receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts.  Estimates are used in determining the
         Company's   allowance  for  doubtful   accounts   based  on  historical
         collections experience, current economic trends and a percentage of its
         accounts   receivable  by  aging   category.   In   determining   these
         percentages,   the  Company  looks  at  historical  write-offs  of  its
         receivables.  The  Company  also  looks at the  credit  quality  of its customer  base as well as changes in its credit  policies.  The Company continuously  monitors  collections  and payments  from its  customers.
         While credit losses have historically been within  expectations and the provisions  established,  the  Company  cannot  guarantee  that it will continue  to  experience  the same credit loss rates that it has in the past.

         Cash and Cash Equivalents:
         --------------------------

         Cash  equivalents  of $9,061 and $14,773 at December 31, 2002 and 2001,
         respectively,   consist  of   overnight   repurchase   agreements   and
         certificates  of  deposit.  The  Company  considers  all highly  liquid investments  with a maturity,  at the purchase date, of three months or less to be cash equivalents.

         Marketable Securities:
         ----------------------

         The Company determines the appropriate  classification of securities at the  time  of  purchase  and  reassesses  the  appropriateness  of  the classification  at each reporting  date. At December 31, 2002 and 2001, all marketable  securities  held by the Company have been classified as either  available-for-sale  or trading and, as a result,  are stated at
         fair  value.   Unrealized   gains  and  losses  on   available-for-sale
         securities  are  recorded  as a  separate  component  of  stockholders'
         equity.  Realized gains and losses on the sale of securities as well as
         unrealized  holding  gains  and  losses  on  trading   securities,   as
         determined  on  a  first-in,  first-out  basis,  are  included  in  the
         Consolidated Statements of Income.

         The Company  reviews  its  investments  on a regular  basis to evaluate whether or not each security has  experienced  an  other-than-temporary decline in fair value.  If it is believed that an  other-than-temporary decline  exists,  the Company will write down the  investment to market value and record the related write-down as a loss on investments in the
         Consolidated Statements of Income.

    Notes and Accounts Receivable, Net:
    -----------------------------------

    Notes and accounts receivable,  net consist of the following components at December 31:

                                                   2002      2001
                                                 --------   -------

         Trade receivables                       $ 4,061    $ 5,143
         Rental receivables                          505        801
         Other receivables                         1,408        459
         Current portion of notes receivable          65        270
                                                 -------    -------
                     Total                         6,039      6,673

         Less: Allowance for doubtful accounts      (324)      (328)
                                                 -------    -------
                                                 $ 5,715    $ 6,345
                                                 =======    =======

    Changes in the Company's allowance for doubtful accounts are as follows:

                                                          2002     2001
                                                        -------   -------

         Beginning balance                               $ 328    $ 328
         Recoveries of accounts previously written off      (4)       0
                                                         -----    -----
         Ending balance                                  $ 324    $ 328
                                                         =====    =====

    Inventories:
    ------------

    Inventories are stated at the lower of cost or market and include  material, labor and manufacturing  overhead. The first-in,  first-out (FIFO) method is used to determine the cost of inventories.

    Inventory consists of the following components at December 31:

                                                   2002      2001
                                                   ----      ----

         Raw materials                            $1,765   $2,388
         Work in process                             367      782
         Finished goods                            1,545    1,783
                                                  ------   ------
                                                  $3,677   $4,953
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

         Intangible assets with definite lives:
               Patents and other intellectual property       5 to 20 years

         Real Estate:
         ------------

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

         Assets held for sale are reported at the lower of the  carrying  amount or fair  value  less costs to sell and  depreciation  is  discontinued.
         Property sales or dispositions are recorded when title transfers.  Upon disposition, the related costs and accumulated depreciation are removed from the respective  accounts.  Any gain or loss on sale or disposition is  recognized  in  accordance  with  accounting  principles  generally accepted in the United States of America.

         Commencing in 2002, the Company  considers real property to be held for
         sale  and  reported  as  discontinued   operations  if  management  has
         committed to a plan to sell the asset under usual and  customary  terms and  believes  such sale will be  completed  within  one year.  In such
         event,  the  financial   results   associated  with  these  assets  are
         reclassified as discontinued  operations for all periods presented.  In the normal course of business, the Company receives offers for the sale of properties,  either solicited or unsolicited.  For those offers that are accepted,  the prospective  buyer usually  requires a due diligence period before  consummation of the  transaction.  It is not unusual for matters to arise that  result in the  withdrawal  or  rejection  of the offer during this process.  If circumstances arise that previously were considered unlikely and, as a result,  management decides not to sell a property  classified as held for sale, the property is  reclassified as held for  rental.  A property  that is  reclassified  is  measured  and recorded  individually at the lower of its carrying amount before being classified as held for sale, adjusted for any depreciation expense that
         would  have  been   recognized  had  the  property  been   continuously
         classified  as held for rental or its fair market  value at the date of the subsequent decision not to sell.

         Property, Plant and Equipment:
         ------------------------------

         Property,  plant and  equipment is recorded at cost,  less  accumulated depreciation and amortization.  Major  improvements are capitalized and maintenance and repairs are expensed as incurred.

         Long-Lived Assets:
         ------------------

         On  a  periodic  basis,  management  assesses  whether  there  are  any indicators that the value of its long-lived assets may be impaired.  An asset's value is considered  impaired only if management's  estimate of current and projected  operating cash flows  (undiscounted  and without interest  charges) of the asset over its remaining  useful life is less than the net carrying  value of the asset.  Such cash flow  projections consider factors such as expected future operating  income,  trends and prospects,  as well as the  effects  of demand,  competition  and other factors. To the extent impairment has occurred,  the carrying amount of the asset would be written  down to an amount to reflect the fair value of the asset.

         Pension Plan:
         -------------

         Pension  plans  can  be a  significant  cost  of  doing  business,  but represent obligations that will ultimately be settled far in the future and therefore are subject to estimates.  Pension accounting is intended to reflect the  recognition of future benefit costs over the employee's approximate  service  period  based  on the  terms  of the plan and the investment and funding  decisions  made by the Company.  The Company is required to make  assumptions  regarding such variables as the expected long-term  rate of return on assets and the  discount  rate  applied to determine service cost and interest cost to arrive at pension income or expense for the year.

         The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"),
         which  requires  that amounts  recognized  in financial  statements  be determined  on an actuarial  basis.  SFAS No. 87 generally  reduces the volatility of future income (expense) from changes in pension liability discount rates and the performance of the pension plan's assets.

         The most  significant  element in  determining  the  Company's  pension income  (expense) in accordance with SFAS No. 87 is the expected return on plan assets.  The Company has assumed  that the  expected  long-term rate of return on plan assets will be 8.0% for 2002 as compared to 9.0%
         for  2001.  Based  on  the  Company's  existing  and  forecasted  asset allocation and related long-term  investment  performance  results, the
         Company  believes  that its  assumption  of future  returns  of 8.0% is reasonable.  The assumed  long-term rate of return on assets is applied to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a  systematic  manner.  This  produces the expected  return on plan  assets  that is  included  in pension  income
         (expense).  The difference  between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains
         (losses) affects the calculated  value of plan assets and,  ultimately, future pension income (expense).  The plan assets have earned a rate of return  less than  8.0% in the last  three  years.  Should  this  trend continue,  future  pension  expense and  required  contributions  could increase.  A 100 basis point change in the expected  long-term  rate of return on plan assets would have changed fiscal 2002 pension expense by
         $88.

         Research and Development:
         -------------------------

         The Company  expenses  research,  development  and product  engineering costs as incurred.  Approximately  $58, $77, and $52 of such costs were incurred by the Company in 2002, 2001 and 2000, respectively.

         Shipping and Handling Costs:
         ----------------------------

         Pursuant to EITF 00-10,  "Accounting for Shipping and Handling Fees and
         Costs," the  Company  includes  fees  billed to a customer  relating to shipping and handling  costs in net sales.  Shipping and handling costs incurred  by the  Company  are  included  in cost of sales and  selling expenses.  For the  years  ended  December  31,  2002,  2001 and  2000, shipping and handling  costs  included in selling  expenses  were $293,
         $316 and $319, respectively.

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

         Stock-Based Compensation:
         -------------------------

         The Company accounts for stock-based  compensation  using the intrinsic value method in accordance with Accounting Principles Board Opinion No.
         25,   "Accounting   for  Stock  Issued  to   Employees,"   and  related
         Interpretations   ("APB  No.  25")  and  has  adopted  the   disclosure
         provisions  of  Statement of Financial  Accounting  Standards  No. 148,
         "Accounting for  Stock-Based  Compensation - Transition and Disclosure,
         an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No.
         25,  compensation  expense is only  recognized when the market value of the  underlying  stock at the  date of  grant  exceeds  the  amount  an employee must pay to acquire the stock.  Accordingly,  no  compensation expense has been recognized in the Consolidated Financial Statements in connection with employee stock option grants.

         The following  table  illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for
         Stock-Based Compensation" to stock-based employee compensation.

                                                                  Year Ended December 31,
                                                                 2002      2001       2000
                                                              ---------  -------   ----------
                Net income, as reported                        $23,377   $18,972      $18,278
                Deduct: Total stock-based employee
                       compensation expense determined
                       under fair value based method for all
                       awards, net of related tax effects       (2,068)   (1,750)      (1,746)
                                                               -------   -------   ----------
                Pro forma net income                           $21,309   $17,222      $16,532
                                                               =======   =======   ==========

                Earnings per share:
                          Basic - as reported                  $  5.10   $  4.08   $     3.86
                                                               =======   =======   ==========
                          Basic - pro forma                    $  4.65   $  3.68   $     3.49
                                                               =======   =======   ==========

                          Diluted - as reported                $  4.68   $  3.86   $     3.83
                                                               =======   =======   ==========
                          Diluted - pro forma                  $  4.41   $  3.62   $     3.49
                                                               =======   =======   ==========

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

                                                   Grants Issued During
                                                   --------------------

                                                  2002       2001     2000
                                                  ----       ----     ----

         Expected life (years)                       5         5         5
         Risk free interest rate                   4.4%      5.0%      6.1%
         Expected volatility                      34.2%     36.9%     35.3%
         Dividend yield                            0.0%      0.0%      0.0%
         Weighted-average option fair value      $ 9.17    $ 9.67    $ 5.40

         Derivative Financial Instruments:
         ---------------------------------

         The Company recognizes all derivative  financial  instruments,  such as its short stock sales,  put and/or call options and interest  rate swap agreements,  in the  Consolidated  Financial  Statements  at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair  value  of  derivative  financial  instruments  are  either recognized  periodically  in  income  or in  stockholders'  equity as a component  of  accumulated  other  comprehensive  income  depending  on
         whether  the  derivative   financial  instrument  qualifies  for  hedge
         accounting,  and if so,  whether it  qualifies  as a fair value or cash flow  hedge.  Generally,  changes  in the  fair  value  of  derivatives accounted  for as fair value  hedges are  recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged  risks.  Changes in the fair value of  derivatives accounted for as cash flow hedges,  to the extent they are effective as hedges, are recorded in accumulated other  comprehensive  income net of deferred taxes. Changes in the fair value of derivatives not qualifying as hedges are reported in income.

         In  strategies  designed to hedge  overall  market risks and manage its interest  rate  exposure,  the  Company may sell  common  stock  short, participate  in put and/or call  options and enter into  interest  rate swap agreements.

         Management  maintains a diversified  portfolio of cash  equivalents and investments in a variety of securities,  primarily U.S.  investments in both common and preferred  equity issues and  participates on a limited basis  in  transactions  involving  derivative  financial  instruments, including  short stock sales and put and/or call  options.  At December
         31, 2002 and 2001,  the fair value of such  derivatives  was ($122) and
         ($10,155),  respectively,  which is recorded as a component of accounts payable and accrued  liabilities in the  Consolidated  Balance  Sheets.
         These  instruments  do not qualify for hedge  accounting  and therefore changes in the derivatives  fair value are recognized in earnings.  The
         Company recognized $6,283 and $482 in net realized and unrealized gains from  derivative  instruments for the years ended December 31, 2002 and
         2001, respectively, which are included in other income and expense, net in the Consolidated Statements of Income. No such gains were recognized during 2000.

         As of September 30, 2002,  the Company's  interest rate swap  agreement
         (the "Swap") expired  together with the  satisfaction of the underlying term  loan.  The  Swap  modified  the  interest  characteristics  of  a particular  term loan by effectively  converting its floating rate to a fixed  rate,  thus  reducing  the impact of rate  changes  on  interest expense. The Swap was designated with the principal balance and term of the term loan and  qualified as an effective  hedge under  Statement of
         Financial  Accounting  Standards No. 133,  "Accounting  for  Derivative
         Instruments and Hedging Activities." Since the Swap was classified as a cash flow  hedge,  the fair  value of ($11) at  December  31,  2001 was recorded as a component of accounts payable and accrued  liabilities in the  Consolidated  Balance Sheet and  accumulated  other  comprehensive income was  reduced by exactly  the same  amount,  net of tax,  with no impact on earnings. The amount paid or received on the Swap was accrued and  recognized as an  adjustment of interest  expense over the term of the agreement.

         Prior Year Financial Statements:
         --------------------------------

         Certain  amounts  have been  reclassified  in the December 31, 2001 and
         2000  Consolidated  Financial  Statements  and Notes thereto to present them on a basis consistent with the current year.

         Use of Estimates:
         -----------------

         The preparation of consolidated financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of
         America  requires  management  to use judgment in making  estimates and assumptions  that affect the reported  amounts of assets,  liabilities, revenues and expenses and related  disclosure of contingent  assets and liabilities.  Certain of the estimates and  assumptions  required to be made relate to matters that are inherently uncertain as they pertain to future  events.  While  management  believes  that  the  estimates  and assumptions used were the most appropriate, actual results could differ significantly  from those  estimates  under  different  assumptions and conditions.

         Recent Accounting Pronouncements:
         ---------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued
         SFAS No.  145,  "Rescission  of FASB  Statements  No.  4,  44,  and 64,
         Amendment of FASB Statement No. 13, and Technical  Corrections"  ("SFAS
         No. 145").  This statement  eliminates the  requirement to report gains and losses from  extinguishment  of debt as  extraordinary  unless they meet  the  criteria  of APB  Opinion  30.  SFAS No.  145 also  requires sale-leaseback  accounting  for certain lease  modifications  that have economic effects that are similar to sale-leaseback  transactions.  The changes  related to lease  accounting  are effective  for  transactions
         occurring   after  May  15,  2002  and  the  changes  related  to  debt extinguishment  are effective for fiscal years  beginning after May 15,
         2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's  financial  position or results of operations. The impact of adopting the provisions related to debt  extinguishment  is not expected to have a material  impact on the
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

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
         Stock-Based  Compensation - Transition and Disclosure,  an amendment of
         FASB Statement No. 123" ("SFAS No. 148").  SFAS No. 148 amends SFAS No.
         123, "Accounting for Stock-Based  Compensation," to provide alternative methods of  transition  for an entity that  voluntarily  changes to the
         fair  value  based  method  of  accounting  for  stock-based   employee
         compensation.   It  also  amends  the  disclosure  provisions  of  that
         Statement to require prominent disclosure about the effects on reported net income of an entity's  accounting  policy decisions with respect to stock-based employee  compensation.  The Company has chosen to continue to account  for  stock-based  compensation  using the  intrinsic  value method prescribed in APB Opinion No. 25 and related  interpretations as provided for under SFAS No. 148.  Accordingly,  compensation expense is only  recognized  when the market value of the  Company's  stock at the date of grant  exceeds the amount an  employee  must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS
         No. 148 in its financial  reports for the year ended  December 31, 2002 and will adopt the  interim  disclosure  provisions  for its  financial reports for the quarter ending March 31, 2003. The adoption of SFAS No.
         148 has not had and is not  expected  to have a material  impact on the
         Company's financial position or results of operations.

         In  November  2002,  the  FASB  issued  FASB   Interpretation  No.  45,
         "Guarantor's  Accounting and Disclosure  Requirements  for  Guarantees,
         Including  Indirect  Guarantees of  Indebtedness of Others" ("FIN 45").
         FIN 45 requires  that upon  issuance of a guarantee,  a guarantor  must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual  financial  statements  about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees  issued or modified after December 31,
         2002.   The  disclosure   requirements   are  effective  for  financial
         statements of interim or annual periods ending after December 15, 2002.
         The adoption of the  disclosure  requirements  of FIN 45 did not have a material  impact on the  Company's  financial  position  or  results of operations.  The  Company is  currently  evaluating  the effects of the recognition  provision  of FIN 45, but does not expect the  adoption to have a material impact on the Company's  financial  position or results of operations.

         In  January  2003,   the  FASB  issued  FASB   Interpretation   No.  46
         "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation,  partnership,  trust, or any other legal  structure used for business  purposes that either (a) does not  have  equity  investors  with  voting  rights  or (b)  has  equity investors that do not provide  sufficient  financial  resources for the entity to support its  activities.  A variable  interest  entity  often holds financial assets, including loans or receivables,  real estate or other property.  A variable interest entity may be essentially  passive or it may engage in activities on behalf of another company. Until now, a company  generally has included  another  entity in its  consolidated financial  statements  only if it controlled  the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity to be  consolidated  by a  company  if that  company  is  subject  to a majority  of the  risk of loss  from  the  variable  interest  entity's activities  or entitled to receive a majority of the entity's  residual returns or both. FIN 46's consolidation  requirements apply immediately to variable  interest  entities  created or acquired  after January 31,
         2003.  The  consolidation  requirements  apply to older entities in the first  fiscal year or interim  period  beginning  after June 15,  2003.

         Certain  of  the  disclosure   requirements   apply  in  all  financial
         statements  issued  after  January  31,  2003,  regardless  of when the variable  interest entity was  established.  The Company adopted FIN 46 effective  January  31,  2003.  The  adoption  of FIN 46 did not have a material impact on the Company's  consolidated  financial  condition or results of operations taken as a whole.

(2)      Real Estate:
         -----------

         The Company is the lessor of real estate under  operating  leases which expire in various years through 2078.

         The following is a summary of real property held for rental at December
         31:

                                                  2002         2001
                                                  ----         ----

              Land                             $  18,973    $  19,634
              Buildings                          100,697      101,773
                                               ---------    ---------

                                                 119,670      121,407

              Less: Accumulated depreciation     (71,200)     (69,116)
                                              ----------    ---------

                                               $  48,470    $  52,291
                                               =========    =========

         As of December 31, 2002,  total minimum  future  rentals to be received under  noncancelable  leases  for  each  of the  next  five  years  and thereafter are as follows:

            Year Ended December 31,
               2003                                      $14,641
               2004                                       12,549
               2005                                       10,981
               2006                                        6,893
               2007                                        5,303
               Thereafter                                 50,898
                                                        --------
            Total minimum future rentals                $101,265
                                                        ========

         Minimum  future rentals do not include  additional  rentals that may be received under certain leases which provide for such rentals based upon a  percentage  of  lessees'  sales.  Percentage  rents  included in the determination of net income for 2002, 2001, and 2000 were approximately
         $657, $860, and $527, respectively.

         Property sales:
         ---------------

         The Company adopted the provisions of Statement of Financial Accounting
         Standards  No.  144,  "Accounting  for the  Impairment  or  Disposal of
         Long-Lived  Assets"  ("SFAS No. 144"),  in 2002.  SFAS No. 144 requires that the  operating  results  through the date of sale,  as well as the gains  on  sales  generated  on  properties  sold or held  for  sale be reclassified as discontinued  operations for all periods presented.  As
         the  statement   requires   implementation  on  a  prospective   basis,
         properties   which   were   identified   as  held  for  sale  prior  to
         implementation are presented in the Consolidated  Financial  Statements in a manner consistent with the prior years' presentation.

         During 2002,  the Company sold an office  property from its real estate investment  and  management  segment which had a net book value of $51.
         The  property  was sold  for a sales  price  of  approximately  $3,400, including a mortgage  note  receivable of $3,100.  In  accordance  with accounting  principles  generally  accepted  in the  United  States  of
         America,  the gain from the sale of this  property is being  recognized under the installment  method and,  accordingly,  the carrying value of noncurrent  notes receivable has been reduced by the deferred gain. The deferred  gain will be  recognized  as income as payments  are received under the mortgage note. For the year ended December 31, 2002, gains of
         $176 on a net of tax basis have been recognized from this sale.

         During 2002, the Company sold two commercial  properties  from its real estate  investment  and  management  segment which had a total net book value of $18. The properties  were sold for an aggregate sales price of approximately $514, resulting in gains of $298 on a net of tax basis.

         The  results of  operations  for these  properties  for the years ended
         December 31, 2002, 2001 and 2000 have been reclassified to discontinued
         operations in accordance with SFAS No. 144. In addition, the assets and liabilities  associated with these properties have been reclassified to discontinued  operations in the Consolidated  Balance Sheet at December
         31, 2001.  These amounts  primarily  consist of real  property,  net of accumulated depreciation,  rents receivable, prepaid or accrued charges and mortgage obligations, if any.

         Summarized financial  information for properties sold and accounted for as discontinued  operations for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

                                                                2002       2001       2000
                                                                ----       ----       ----

                Rental revenues from real estate operations   $   498    $ 1,047    $   911
                Depreciation expense                               (3)       (49)       (49)
                Other operating expenses                         (101)       (84)       (43)
                                                              -------    -------    -------
                Income from operations                        $   394    $   914    $   819
                                                              =======    =======    =======

         Properties held for sale:
         ------------------------

         As of December 31, 2002, in accordance  with the provisions of SFAS No.
         144, the Company  considered a total of six  commercial  properties and one  shopping  center  from its real estate and  investment  management segment to be held for sale and reported as discontinued operations.

         In accordance  with SFAS No. 144, the results of  operations  for these properties for the years ended  December 31, 2002,  2001, and 2000 have been reclassified to discontinued operations, on a net of tax basis, in the  Consolidated  Statements  of Income.  In addition,  the assets and liabilities  associated with these properties,  which primarily consist of real property,  net of accumulated  depreciation,  rents receivable, prepaid or accrued charges, and mortgage obligations, if any, have been reclassified to  discontinued  operations in the  Consolidated  Balance
         Sheets at December 31, 2002 and 2001.

         Summarized  financial  information  for  properties  held  for sale and accounted for as  discontinued  operations for the years ended December
         31, 2002, 2001 and 2000, respectively, is as follows:

                                                              2002     2001    2000
                                                              ----     ----    ----

               Rental revenues from real estate operations   $ 354    $ 371    $ 369
               Depreciation expense                            (23)    (120)    (139)
               Other operating expenses                        (42)     (29)     (28)
                                                             -----    -----    -----
               Income from operations                        $ 289    $ 222    $ 202
                                                             =====    =====    =====

(3)      Property, Plant, and Equipment:
         -------------------------------

         Property,  plant,  and equipment is  principally  used in the Company's manufacturing operations and consists of the following at December 31:

                                                  2002        2001
                                                ---------   ---------

               Land                             $     28    $     28
               Buildings and improvements          1,471       1,428
               Machinery and equipment            12,104      11,920
                                                --------    --------

                                                  13,603      13,376

               Less: Accumulated depreciation    (10,034)     (8,851)
                                                --------    --------

                                                $  3,569    $  4,525
                                                ========    ========

(4)      Marketable Securities:
         ----------------------

         The cost, gross  unrealized  gains,  gross  unrealized  losses and fair market value for marketable securities by type at December 31, 2002 and
         2001 are as follows:

                                                                   Gross                Gross               Fair
                                                                unrealized           unrealized            market
                         2002:                    Cost             gains               losses              value
                                            --------------    ----------------   ---------------     ---------------

         Available-for-sale:
              Equity securities                  $23,389            $2,119              ($447)            $25,061
              Bonds                                    5                 0                  0                   5
                                            --------------    ----------------   ---------------     ---------------
                                                  23,394             2,119               (447)             25,066

         Trading:
              Equity securities                      792                35                  0                 827
                                            --------------    ----------------   ---------------     ---------------

                                                 $24,186            $2,154              ($447)            $25,893
                                            ==============    ================   ===============     ===============

                                                                    Gross                Gross              Fair
                                                                 unrealized           unrealized           market
                         2001:                    Cost              gains               losses             value
                                            --------------    ----------------   ---------------     ---------------

         Available-for-sale:
              Equity securities                  $18,877            $9,321             $    0             $28,198
              Bonds                                  705                 0               (270)                435
                                            --------------    ----------------   ---------------     ---------------

                                                 $19,582            $9,321              ($270)            $28,633
                                            ==============    ================   ===============     ===============

         Included in  marketable  securities  at  December  31, 2002 and 2001 is
         $20,402 and $27,661, respectively, of common stock in a publicly-traded company  for which the  Board  Chairman  and  another  Director  of the
         Company are directors.

         Proceeds from the sale of available-for-sale and trading securities and
         the  resulting   gross  realized  gains  and  losses  included  in  the
         determination of net income are as follows:

                                                           2002         2001        2000
                                                           ----         ----        ----

            Available-for-sale securities:
               Proceeds                                  $ 11,701    $ 25,259    $ 15,372
               Gross realized gains                         5,043       5,462       4,513
               Gross realized losses                       (1,005)       (551)          0
            Trading securities:
               Proceeds                                  $      0    $  2,287    $      0
               Gross realized gains                             0         478           0
               Gross realized losses                            0         (17)          0

(5)     Notes Receivable:
        -----------------

        Notes receivable consist of the following at December 31:

                                                                        2002               2001
                                                                        ----               ----

               Mortgage note receivable (a)                            $2,933                 $0
               Other (b)                                                  126                336
                                                                      --------           -------
                                                                        3,059                336
               Less: Current portion included in notes
                  and accounts receivable                                  65                270
                                                                      -------            -------
                                                                       $2,994                $66
                                                                      =======            =======
         (a)   In  May  2002,  the  Company  purchased  a  6.3%  interest  ("the
               Participation") in a mortgage loan for $2,955. At the time of the acquisition  the  mortgage  loan  had  outstanding  approximately
               $47,462  in  principal  and a  7.9%  stated  interest  rate.  The underlying  mortgage loan,  which had an  outstanding  balance of approximately  $47,113 at December  31,  2002,  is  scheduled  to mature in May 2006.

         (b)   Included in this amount is a mortgage  note  receivable of $3,100 from the sale of an office  property  during 2002.  In accordance with  accounting  principles  generally  accepted  in the  United
               States of  America,  the gain from the sale of this  property  is being recognized under the installment  method and,  accordingly, the  carrying  value  of  noncurrent  notes  receivable  has been reduced by the deferred gain of $3,041 at December 31, 2002.  The deferred  gain  will be  recognized  in income  as  payments  are received under the mortgage note. For the year ended December 31,
               2002,  gains of $294,  before tax, have been recognized from this sale.

(6)      Investments in Joint Ventures:
         ------------------------------

         Investments in joint ventures consist of the following at December 31:

                                                             2002        2001
                                                             ----        ----

               Investment in Hotel Venture (a)              $23,128         $0
               Lease financing (b)                            8,261      8,364
                                                           --------     ------
                                                            $31,389     $8,364
                                                           ========     ======

         (a)   During  December 2002, the Company  purchased a 50% interest in a
               joint   venture   (the   "Hotel   Venture")   together   with   a
               publicly-traded  company for which the Company's  Board  Chairman and another  Director of the Company are directors (see Note 13).
               The Hotel  Venture owns and  operates a hotel in New Jersey.  The
               equity   method  of  accounting  is  used  to  account  for  this
               investment  since the Company has a 50%  interest and the ability to exercise  significant  influence,  but not control.  Under the operating  agreement all significant  capital  decisions are made jointly and operating profits are divided evenly.  The investment is  initially  recorded  at cost and  subsequently  adjusted  for equity in earnings and cash contributions and distributions.

               Summarized financial information of the Hotel Venture at December
               31, 2002 is as follows:

                      Property, plant and equipment, net      $46,397
                                                              =======
                      Current assets                             $347
                                                              =======
                      Current liabilities                        $500
                                                              =======

         (b)   Lease  financing  consists  of a  50.0%  interest  in  a  limited partnership  whose principal assets are two distribution  centers leased to Kmart Corporation, which are accounted for as leveraged leases  (see  Notes  13 and 19).  The  following  represents  the components  of the net  investment  in the  leveraged  leases  at
               December  31:

                                                                             2002          2001
                                                                             ----          ----

                         Rents  receivable                                 $77,553       $81,583
                         Residual values                                    10,000        10,000
                         Non  recourse  debt service                       (61,607)      (64,859)
                         Unearned  income                                  (17,685)      (18,360)
                                                                         ----------     ---------
                                                                             8,261         8,364

                         Less: Deferred taxes arising from
                           leveraged leases                                  6,860         6,254
                                                                         ---------      --------
                                                                            $1,401        $2,110
                                                                         =========      ========

               The Company's  share of income  arising from this  investment was
               $673, $868, and $1,227 in 2002, 2001, and 2000, respectively, and is included in rental  income in the  Consolidated  Statements of
               Income.

(7)      Accounts Payable and Accrued Liabilities:
         -----------------------------------------

         Accounts  payable and accrued  liabilities  consist of the following at
         December 31:

                                                                         2002          2001
                                                                       -------      --------
           Accounts payable                                            $ 3,543      $ 3,085
           Fair market value of derivatives                                122       10,155
           Accrued wages and benefits                                    1,985        1,300
           Liabilities associated with discontinued manufacturing
                  operations                                             1,184        1,434
           Other accrued expenses                                        2,436        1,912
                                                                       -------      -------
                                                                       $ 9,270      $17,886
                                                                       =======      =======

(8)      Long-term Debt:
         ---------------

         Long-term debt consists of the following at December 31:

                                                                         2002         2001
                                                                         ----         ----

           Mortgages on real property (a)                              $16,738      $21,744
           Other                                                             0           41
                                                                       -------      -------
                                                                        16,738       21,785
           Less: Current maturities                                      4,391        5,047
                                                                       -------      -------

                                                                       $12,347      $16,738
                                                                       =======      =======

         (a)   First  mortgages  bearing  interest at rates ranging from 4.0% to
               10.3% per annum are  collateralized by the related real property.
               The related real property has a net carrying  value of $24,283 at
               December  31,  2002 and is  included  in real  property  held for rental in the  Consolidated  Balance  Sheets.  Such  amounts  are scheduled  to mature at various  dates  from  April 2003  through
               October 2015.

         The approximate  annual maturities of these obligations at December 31,
         2002 are as follows:

               2003                              $4,391
               2004                               5,866
               2005                               2,338
               2006                                 629
               2007                                 303
            Thereafter                            3,211
                                                -------
            Total minimum payments              $16,738
                                                =======

(9)      Credit Facilities:
         ------------------

         Effective  December  10,  2002,  the  Company  entered  into  a  credit agreement  with five banks  which  provides  for an  $80,000  revolving credit  facility  ("Revolver").  The Revolver  may be  increased  under certain circumstances and expires on December 31, 2005.

         Under the terms of the  Revolver,  the Company  will be  provided  with eligibility based upon the sum of (i) 60.0% of the aggregate annualized and  normalized  year-to-date  net  operating  income  of  unencumbered eligible  properties,  as defined,  capitalized at 10.0%, (ii) 60.0% of the aggregate  annualized  and  normalized  year-to-date  net operating
         income  of  unencumbered   eligible  hotel   properties,   as  defined,
         capitalized  at 10.5%,  not to exceed  the  lesser of $10,000 or 10% of eligibility,  (iii) the  lesser of  $20,000  or 50.0% of the  aggregate
         annualized  and  normalized   year-to-date   net  operating  income  of
         encumbered eligible properties, as defined,  capitalized at 12.0%, (iv)
         the sum of 75.0% of  eligible  accounts  receivable,  50.0% of eligible inventory,  and 50% of eligible  loans,  as defined,  (v) cash and cash equivalents in excess of working capital,  as defined,  and (vi) 50% of marketable  securities,  as defined. At December 31, 2002,  eligibility under the Revolver  was  $80,000,  based upon the above terms and there were no amounts  outstanding.  The credit  agreement  contains  certain financial and restrictive  covenants,  including  minimum  consolidated
         equity,   interest   coverage,   debt  service   coverage  and  capital
         expenditures   (other  than  for  real  estate)  and   limitations   on
         indebtedness.  The  Company was in  compliance  with all  covenants  at
         December 31, 2002. The credit agreement also contains  provisions which allow the banks to perfect a security interest in certain operating and real estate assets in the event of a default,  as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear interest at the bank's prime  lending  rate or at the London  Interbank
         Offered Rate  ("LIBOR")  (1.38% at December 31, 2002) plus 2.0% for non
         cash  collateralized   borrowings  and  1.0%  for  cash  collateralized
         borrowings.

         Prior to  obtaining  the  Revolver,  the  Company  maintained  a credit agreement with three banks which provided for both a $60,000  revolving credit  facility  and a $1,925  term loan.  This credit  agreement  was
         terminated   effective  December  10,  2002  in  conjunction  with  the execution  of the  Revolver.  The  term  loan  matured  and  was  fully satisfied as of September 30, 2002. At December 31, 2001, there were no amounts  outstanding  under  the  revolving  credit  facility  and $525 outstanding on the term loan.

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

         The fair value of notes  receivable are estimated using discounted cash flow  analyses,  with interest  rates  comparable on loans with similar terms and borrowers of similar credit quality.  The fair value of notes receivable at December 31, 2002 and 2001 was  approximately  $7,724 and
         $350,  respectively,  while the carrying  value was $3,059 and $336 for the same periods.  The carrying  value of notes  receivable at December
         31, 2002 is net of a deferred  gain on a property  sale of $3,041 which is being recognized under the installment method of accounting.

         At December 31, 2002 and 2001,  all marketable  securities  held by the
         Company have been  classified as either  available-for-sale  or trading and,  as a result,  are  carried at fair value  based on quoted  market prices or dealer  quotes.  If a quoted  market price is not  available, fair  value  is  estimated  using  quoted  market  prices  for  similar securities.

         Carrying amounts of borrowings under the credit facilities approximated their fair value. The fair value of long-term debt was calculated based on interest  rates  available for debt with terms and due dates similar to  the  Company's  existing  debt  arrangements.  The  fair  value  of long-term debt at December 31, 2002 and 2001 was approximately  $17,036 and $20,372,  respectively,  while the  carrying  value was $16,738 and
         $21,785 for the same periods.

         The  derivative  instruments  held by the Company,  representing  short stock  sales and put and/or  call  options,  are  carried at fair value based on quoted  market prices or dealer  quotes.  At December 31, 2002 and 2001, the fair value of these derivatives was ($122) and ($10,155), respectively.

         The  fair  value  of the  Swap  (used  for  hedging  purposes)  was the estimated  amount that the bank would  receive or pay to terminate  the
         Swap at the reporting date,  taking into account then current  interest rates and the current credit worthiness of the Swap counterparties.  As of September 30, 2002, the Swap expired  together with the satisfaction of the underlying term loan. At December 31, 2001 the fair value of the
         Swap was estimated at ($11).

(11)     Stockholders' Equity:
         ---------------------

         Previous  purchases  of the  Company's  common  stock have  reduced the
         Company's  additional  paid-in capital to zero and accordingly  current year purchases in excess of par value have reduced  retained  earnings.
         During 2002,  the Company  purchased and retired  148,257 shares of the
         Company's common stock for $3,770.  Future repurchases of the Company's common stock will also reduce retained earnings by amounts in excess of the par value.  Repurchases of the Company's  common stock will be made from time to time in the open market at  prevailing  market  prices and may be made in privately negotiated transactions,  subject to available resources.

         Stock Options:
         --------------

         The  Company has two stock  option  plans  under  which  qualified  and nonqualified  options may be granted to key  employees  to purchase the
         Company's  common  stock at the fair market value on the date of grant.
         Under both plans,  the options  typically  become  exercisable in three equal  installments,  beginning one year from the date of grant.  Stock options  expire ten years  from the date of grant.  The  Incentive  and
         Non-Qualified  Stock  Option Plan (the  "Incentive  Plan") and the 1988
         Joint Incentive and Non-Qualified  Stock Option Plan (the "Joint Plan")
         both  provide  for the  granting of  incentive  or  nonqualified  stock options.  The number of  authorized  shares  reserved  for  issuance is
         1,825,000 under the Incentive Plan and 1,325,000 under the Joint Plan.

         At December  31,  2002,  there were  1,181,380  and  1,287,354  options outstanding under the Joint Plan and Incentive Plan,  respectively.  At
         December 31, 2001, 1,183,880 and 866,001 options were outstanding under the Joint Plan and Incentive Plan, respectively.

         A summary of the Company's stock options as of December 31, 2002, 2001, and 2000, and changes during the years then ended are summarized below:

                                                                Weighted-
                                                                 Average
                                                 Shares        Exercise Price
                                                ---------       ---------

         Outstanding at January 1, 2000         1,254,381       $   17.69

            Granted                               371,000       $   13.06
            Cancelled/Forfeited                   (10,000)      $   18.57
                                                ---------

         Outstanding at December 31, 2000       1,615,381       $   16.62

            Granted                               468,000       $   23.85
            Exercised                              (5,000)      $   14.45
            Cancelled/Forfeited                   (28,500)      $   16.66
                                                ---------

         Outstanding at December 31, 2001       2,049,881       $   18.28

              Granted                             454,000       $   24.40
              Exercised                           (26,647)      $   17.88
              Cancelled/Forfeited                  (8,500)      $   23.01
                                                ---------

         Outstanding at December 31, 2002       2,468,734       $   19.39
                                                =========

         The following table summarizes  information  about options  outstanding and exercisable at December 31, 2002:

                            Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------     ---------------------------------
                                               Weighted-
                                                Average         Weighted-                             Weighted-
                                               Remaining         Average                               Average
      Range of               Number           Contractual        Exercise         Number               Exercise
   Exercise Price         Outstanding            Life             Price         Exercisable              Price
-----------------         -----------         ------------      -----------    ------------            ---------

  $7.25 - $11.00                79,000           1.5 years        $10.05            79,000               $10.05
  $13.06 - $18.75            1,055,734           6.3 years        $14.55           934,064               $14.75
  $22.88 - $25.16            1,334,000           7.9 years        $23.78           572,998               $23.25
                           -----------                                           ---------
  $7.25 - $25.16             2,468,734           7.0 years        $19.39         1,586,062               $17.58
                           ===========                                           =========

(12)     Earnings Per Share:
         ------------------

         The  following  table sets forth the  computation  of basic and diluted earnings per share from continuing operations:

         (Share Data in Thousands)                           2002        2001        2000
                                                           -------     -------     -------
         Numerator:
         Income from continuing operations                 $22,493     $18,290     $17,665
                                                           =======     =======     =======

         Denominator:
             Denominator for basic earnings per
                  share--weighted-average shares             4,579       4,685       4,731
         Effect of dilutive securities:
             Employee stock options                            412         229          42
                                                           -------     -------     -------
              Denominator for diluted earnings per
                  share--adjusted weighted-average
                  shares and assumed conversions             4,991       4,914       4,773
                                                           =======     =======     =======

         Basic earnings per share - continuing
                  operations                               $  4.91     $  3.90     $  3.73
                                                           =======     =======     =======

         Diluted earnings per share - continuing
                   operations                              $  4.50     $  3.72     $  3.70
                                                           =======     =======     =======

          Employee  stock options to purchase  890,000 and 733,381 shares of the
          Company's  common stock at December  31, 2001 and 2000,  respectively, were not  included in the  computation  of diluted  earnings per share because their effect would have been anti-dilutive.

(13)      Transactions with Related Parties:
          ----------------------------------

          The  Company  has  a  50.0%  interest  in  an  unconsolidated  limited liability  corporation,  whose principal  assets are two  distribution centers  leased  to Kmart  Corporation,  which  are  accounted  for as leveraged  leases.  A group that  includes  the wife of the  Company's
          Board  Chairman,  two  Directors of the Company and the wife of one of the Directors have an 8.0% interest in this entity (see Note 6).

          The Company's two hotel properties,  as well as the hotel owned by the
          Hotel Venture, are managed by a publicly-traded  company for which the
          Board Chairman and another Director of the Company are directors. Fees paid for the  management  of the Company's  two hotel  properties  are based upon a percentage of revenue and were  approximately  $117, $121
          and  $165  for  2002,  2001,  and  2000,  respectively.   Included  in
          marketable  securities  at December  31, 2002 and 2001 was $20,402 and
          $27,661,   respectively,   of  common  stock  in  this  company  which
          represents  approximately 5.6% of such company's outstanding shares in both years.

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

         The  components of the net deferred tax liability at December 31, 2002 and 2001 are as follows:

                                                                       2002         2001
                                                                     -------      -------
         Realization allowances related to
            accounts receivable and inventories                      $   323      $   364
         Net unrealized gain on marketable securities                   (945)      (2,683)
         Basis differences relating to real property                   3,288        3,459
         Accrued expenses, deductible when paid,  net                  2,669        4,624
         Charitable contribution carryforward                          1,293            0
         Basis differences relating to business acquisitions          (1,863)      (1,863)
         Leveraged lease                                              (6,860)      (6,254)
         Property, plant and equipment                                  (377)        (387)
         Pensions                                                        101          (58)
         Other, net                                                      (27)         (28)
                                                                     -------      -------

         Net deferred tax liability                                   (2,398)      (2,826)

         Less:  Current portion - asset (liability)                      207       (1,481)
                                                                     -------      -------

         Noncurrent portion                                          ($2,605)     ($1,345)
                                                                     =======      =======

The income tax provision reflected in the Consolidated  Statements of Income for each of the years presented herein is as follows:

                                                                        2002       2001       2000
                                                                     --------    --------   --------

               Current:
                  Federal                                            $  3,343    $ 10,101   $  4,876
                  State                                                 1,100       2,643      1,813
               Deferred                                                 2,161        (197)       343
                                                                     --------    --------   --------

                                                                     $  6,604    $ 12,547   $  7,032
                                                                     ========    ========   ========

A reconciliation of the tax provision computed at statutory rates to the amounts shown in the Consolidated  Statements of Income for the years ended December 31,
2002, 2001, and 2000 is as follows:

                                                                          2002        2001        2000
                                                                        --------    --------    --------

        Computed federal income
           tax provision at statutory rates                             $ 10,184    $ 10,793    $  8,644
        State income taxes, net of federal income tax benefit                715       1,718       1,222
        Realization of capital loss deductions                            (2,295)          0      (2,805)
        Charitable contribution                                           (1,973)          0           0
        Other, net                                                           (27)         36         (29)
                                                                        --------    --------    --------
                                                                        $  6,604    $ 12,547    $  7,032
                                                                        ========    ========    ========

(15)     Other Income and Expense, Net:
         -----------------------------

         The  components  of other income and expense,  net in the  Consolidated
         Statements of Income for the years ended  December 31, 2002,  2001, and
         2000 are as follows:

                                                                            2002         2001         2000
                                                                          --------    --------     --------

         Net gain on the sale of real estate assets                       $  5,708    $ 10,995     $  5,269
         Net gain on the sale of available-for-sale securities               4,038       4,911        4,513
         Net realized and unrealized gain (loss) on trading
               securities                                                       35         461           (7)
         Net realized and unrealized gain on derivative
               instruments                                                   6,283         482            0
         Other, net                                                            (43)        121           22
                                                                          --------    --------     --------
                                                                          $ 16,021    $ 16,970     $  9,797
                                                                          ========    ========     ========

(16)    Pension Plan:
        ------------

         The Company has a  noncontributory  defined  benefit  pension plan that covers  substantially all full-time  employees and the former employees of the Company's discontinued resilient vinyl flooring segment.

         The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 which  requires  that amounts  recognized in financial statements be determined on an actuarial  basis.  SFAS No. 87 generally reduces the  volatility  of future  income  (expense)  from  changes in pension  liability  discount  rates and the  performance of the pension plan's assets.

         The following  table sets forth the change in benefit  obligation,  the change in plan assets and the funded  status of the plan as of December
         31:

                                                                             2002         2001
                                                                          --------       --------
         Change in benefit obligation:

              Benefit obligation, beginning of year                       $  8,621       $  8,497
                    Service cost                                               348            279
                    Interest cost                                              656            640
                    Actuarial (gain) loss                                     (314)           194
                    Benefits paid                                             (833)          (989)
                                                                          --------       --------
              Benefit obligation, end of year                                8,478          8,621
                                                                          --------       --------

         Change in plan assets:

              Fair value of plan assets, beginning of year                   9,231         10,453
                    Actual return on plan assets                               384           (233)
                    Benefits paid                                             (833)          (989)
                                                                          --------       --------
              Fair value of plan assets, end of year                         8,782          9,231
                                                                          --------       --------

              Funded status                                                    304            610
                                                                          --------       --------

                    Unrecognized net actuarial gain                           (680)          (366)
                    Unrecognized net loss                                      679            517
                                                                          --------       --------

              Prepaid benefit obligation                                  $    303       $    761
                                                                          ========       ========

         Net periodic pension expense  consists of the following  components for the years ended December 31:

                                                      2002                    2001             2000
                                                   --------                 -------          -------

         Service cost                              ($  348)                 ($  279)         ($  336)
         Interest cost                                (656)                    (640)            (681)
         Actual return on plan assets                  384                     (233)             141
         Net amortization and deferral                 162                    1,129              829
                                                   -------                  -------          -------

         Net periodic pension expense              ($  458)                 ($   23)         ($   47)
                                                   =======                  =======          =======

         In determining the projected  benefit  obligation the weighted  average assumed discount rate was 8.0%, while the rate of expected increases in future  salary  levels was 3.5% for all years  presented.  The expected long-term  rate of return on assets used in  determining  net  periodic pension  cost was 8.0% for 2002 and 9.0% for both 2001 and 2000.  Based on the Company's  existing and forecasted  asset allocation and related long-term investment performance results, the Company believes that its assumption  of future  returns  is  reasonable,  although  the plan has earned a rate of return less than 8.0% in the last three years.  Should this trend continue,  future pension expense and required contributions could increase.  No contributions  were made during 2002, 2001 and 2000 as the plan is overfunded. Plan assets consist primarily of U.S. bonds, government  backed mortgage  obligations,  equity securities and mutual funds.

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

         Operating  results of the  Company's  business  segments  for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                           2002               2001             2000
                                                         --------           --------         --------
         Net revenues and sales:
            Real estate investment and management        $ 24,498           $ 26,386         $ 26,957
            Engineered products                            33,513             33,792           34,095
                                                         --------           --------         --------

                                                         $ 58,011           $ 60,178         $ 61,052
                                                         ========           ========         ========
         Operating income:
            Real estate investment and management        $ 12,411           $ 12,819         $ 13,126
            Engineered products                             2,256              1,912            2,261
            General corporate expenses                     (2,993)            (2,256)          (2,153)
                                                         --------           --------         --------
                                                           11,674             12,475           13,234

         Other income, net                                 17,423             18,362           11,463
                                                         --------           --------         --------
               Income from continuing operations before
                               income taxes              $ 29,097           $ 30,837         $ 24,697
                                                         ========           ========         ========

                                       60

                                                            2002           2001        2000
                                                           ------         ------      ------
         Depreciation and amortization expense:
            Real estate investment and management          $3,278         $4,006      $4,805
            Engineered products                               692            745         772
            General corporate expenses                        563            685         563
                                                           ------         ------      ------
                                                           $4,533         $5,436      $6,140
                                                           ======         ======      ======

         Mortgage interest expense:
            Real estate investment and management          $1,390         $1,796      $2,232
                                                           ======         ======      ======

         Sales  by the  Company's  engineered  products  segment  to  automobile original  equipment  manufacturers  accounted for approximately  15.0%,
         13.6%  and  20.3%  of  2002,  2001,  and  2000  consolidated  revenues, respectively.  For the  year  ended  December  31,  2002,  sales by the engineered  products  segment  to its two  largest  customers  (each in excess of 10.0% of the  segment's  net sales)  accounted  for 20.0% and
         10.1%  of the  segment's  sales,  respectively.  For  the  years  ended
         December 31, 2001 and 2000, sales by the engineered products segment to its largest  customer (in excess of 10.0% of the  segment's  net sales)
         accounted for 14.0% and 15.8%, respectively, of the segment's sales.

         Approximately 11.3%, 8.3% and 13.1% of 2002, 2001, and 2000 total sales generated  from the  engineered  products  segment  were  from  foreign customers.  Substantially  all assets held by the Company's  engineered products  segment  are located  within the United  States or its leased warehouse in Tijuana, Mexico.

         Selected  information on the Company's business segments as of December
         31, 2002 and 2001 is as follows:

                                                                            2002        2001
                                                                          --------    --------
         Identifiable assets:
            Real estate investment and management
               and corporate assets                                       $166,433    $165,536
            Engineered products                                             10,114      12,429
                                                                          --------    --------
                                                                          $176,547    $177,965
                                                                          ========    ========

         Additions to long-lived assets:
            Real estate investment and management                         $    261    $  2,537
            Engineered products                                                158         564
                                                                          --------    --------

                                                                          $    419    $  3,101
                                                                          ========    ========

(18)     Lease Obligations:
         -----------------

         At  December  31,  2002,  the  Company  was  obligated   under  various
         noncancelable  operating  leases which expire on various  dates through
         2040.  These leases  include  certain  facilities  and equipment of the engineered  products  segment as well as land leases of the real estate investment and  management  segment.  Certain  leases  contain  renewal options  and/or  increased  rental  amounts.  The future minimum rental commitments under operating leases at December 31, 2002 were:

                                       61

            2003                          $ 522
            2004                            347
            2005                            279
            2006                            234
            2007                            228
            Thereafter                    4,326
                                         -------
            Total                        $5,936
                                         ======

         Rent expense under  operating  leases was $459, $457 and $367 for 2002,
         2001 and 2000, respectively.

(19)     Commitments and Contingencies:
         -----------------------------

         The Company is a lessor of eight  department  stores that are currently leased to Kmart Corporation ("Kmart"), which filed for protection under
         Chapter  11 of the  U.S.  Bankruptcy  Code  on  January  22,  2002.  In
         addition, the Company holds a 50% interest in a joint venture that owns two distribution  centers that are also leased to Kmart. As part of its reorganization, Kmart announced the closure of approximately 600 of its stores during the past year, as well as its anticipated  emergence from
         Chapter 11 protection  as early as April 30, 2003.  To date,  Kmart has not rejected any leases with the Company; however the terms of one such lease have been  renegotiated  resulting in a temporary rent reduction.
         Although it is currently  uncertain  which  remaining  leases,  if any,
         Kmart will reject or affirm as part of its  reorganization,  management believes that its leases and the leases of the joint venture with Kmart are at or below the fair market rent for comparable properties and as a result,  the  rejection of one or more leases is not expected to have a material adverse effect on the consolidated  financial  position of the
         Company.

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

                                                                     SCHEDULE II

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)

                                                                              Write-offs
                                                                                Net of
                                                                              Recoveries
                                             Balance           Charged        of Accounts          Balance
                                                at               to           Previously             at
                                            Beginning         Costs and        Written             End of
                                            of Period         Expenses          Off                Period
                                            ---------         ----------      -----------          --------

Allowance for doubtful accounts:

  Year ended December 31, 2002               $328                 $0                 $4             $324

  Year ended December 31, 2001                328                  0                  0              328

  Year ended December 31, 2000                390                  0                 62              328

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                    SCHEDULE III

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   REAL PROPERTY AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 2002
                                 (In Thousands)

                                                                                     Costs
                                           Mortgage   Initial Cost to Company      Capitalized
                                            Loans    --------------------------    Subsequent to
                                           Payable                Building and      Acquisition/
                Deccription                (Gross)      Land      Improvements     Improvements
    ------------------------------------   ---------- ----------  --------------  --------------
    Real Property Held for Rental:
    ------------------------------
    Shopping Centers and Retail Outlets:
       Culver, CA                            $2,108       $842          $7,576              $0
       Northbrook, IL                         2,468        898           8,075               0
       Miscellaneous Investments              7,443      4,328          37,822           1,932
                                          ---------- ----------  --------------  --------------
                                             12,019      6,068          53,473           1,932
                                          ---------- ----------  --------------  --------------

    Commercial Properties:
       Miscellaneous Investments              4,628      8,080          33,973             762
    Day Care Centers and Offices:
       Miscellaneous Investments                 91        495           3,961           1,974
    Hotel Properties:
       Miscellaneous Investments                  0      1,712           2,868              48
    Other:
       Miscellaneous Investments                  0      2,618             630           1,076
                                          ---------- ----------  --------------  --------------
    Total Real Property Held for Rental      16,738     18,973          94,905           5,792
                                          ---------- ----------  --------------  --------------

    Real Property Held for Sale:
    ----------------------------
    Shopping Centers and Retail Outlets:
       Miscellaneous Investments                  0        136           1,226               0
    Commercial Properties:
       Miscellaneous Investments                  0         97             899              53
                                          ---------- ----------  --------------  --------------
    Total Real Property Held for Sale             0        233           2,125              53
                                          ---------- ----------  --------------  --------------

    Total Real Property                     $16,738    $19,206         $97,030          $5,845
                                          ========== ==========  ==============  ==============

                                                 Gross Amount at Which
                                                 Carried at Close of Period
                                             -----------------------------------
                                                          Building and                       Accumulated         Date of
                Description                     Land      Improvements    Total(a), (c)     Depreciation(b)   Construction
    ------------------------------------     --------     ------------    -------------     ---------------   ------------

    Real Property Held for Rental:
    ------------------------------
    Shopping Centers and Retail Outlets:
       Culver, CA                            $    842         $  7,576         $  8,418         $  6,708            N/A
       Northbrook, IL                             898            8,075            8,973            7,010            N/A
       Miscellaneous Investments                4,328           39,754           44,082           30,347            N/A
                                             --------         --------         --------         --------

                                                6,068           55,405           61,473           44,065
                                             --------         --------         --------         --------

    Commercial Properties:
      Miscellaneous Investments                 8,080           34,735           42,815           18,471            N/A
    Day Care Centers and Offices:
      Miscellaneous Investments                   495            5,935            6,430            4,686            N/A
    Hotel Properties:
      Miscellaneous Investments                 1,712            2,916            4,628            2,896            N/A
    Other:
      Miscellaneous Investments                 2,618            1,706            4,324            1,082            N/A
                                             --------         --------         --------         --------

    Total Real Property Held for Rental        18,973          100,697          119,670           71,200
                                             --------         --------         --------         --------

    Real Property Held for Sale:
    ----------------------------
    Shopping Centers and Retail Outlets:
      Miscellaneous Investments                   136            1,226            1,362            1,226            N/A
    Commercial Properties:
      Miscellaneous Investments                    97              952            1,049              702            N/A
                                             --------         --------         --------         --------

    Total Real Property Held for Sale             233            2,178            2,411            1,928
                                             --------         --------         --------         --------

    Total Real Property                      $ 19,206         $102,875         $122,081         $ 73,128
                                             ========         ========         ========         ========

                                                              Life on Which
                                                               Depreciation
                                                                in Latest
                                                               Statement of
                                                   Date        Income is
                Description                      Acquired    Computed (Years)
    ------------------------------------  ----------------  --------------------

    Real Property Held for Rental:
    ------------------------------
    Shopping Centers and Retail Outlets:
       Culver, CA                                   1986            18
       Northbrook, IL                               1987            18
       Miscellaneous Investments                    1986-98         12-39

    Commercial Properties:
       Miscellaneous Investments                    1986-98         5-39
    Day Care Centers and Offices:
       Miscellaneous Investments                    1986-91         5-39
    Hotel Properties:
       Miscellaneous Investments                    1986-99         7-10
    Other:
       Miscellaneous Investments                    1986-97         10-39

    Total Real Property Held for Rental

    Real Property Held for Sale:
    ----------------------------
    Shopping Centers and Retail Outlets:
      Miscellaneous Investments                     1986            15
    Commercial Properties:
      Miscellaneous Investments                     1986-89         12-29

    Total Real Property Held for Sale

    Total Real Property

Notes:

(a)  Reconciliations  of the carrying value of total real property for the three years  ended  December  31, 2002 are as  follows:

                                                                    2002            2001            2000
                                                                  --------        --------        --------

    Total real property at beginning of period                    $124,407        $130,995        $138,192
    Additions during the period:
       Acquisitions and improvements                                   192           1,774             767
                                                                  --------        --------        --------
                                                                   124,599         132,769         138,959
    Deductions during the period:
       Cost of real estate sold                                      2,518           8,362           6,951
       Other                                                             0               0           1,013 (d)
                                                                  --------        --------        --------
                                                                  $122,081        $124,407        $130,995
                                                                  ========        ========        ========

(b)  Reconciliations  of  accumulated  depreciation  for the three  years  ended
December 31, 2002 are as follows:

                                                                      2002            2001            2000
                                                                  --------        --------        --------
    Accumulated depreciation at beginning of period               $ 71,537        $ 73,862        $ 71,253
    Additions during the period:
       Provision for depreciation                                    3,304           4,175           4,993
                                                                  --------        --------        --------
                                                                    74,841          78,037          76,246
    Deductions during the period:
       Accumulated depreciation of real estate sold                  1,713           6,500           2,384
                                                                  --------        --------        --------
                                                                  $ 73,128        $ 71,537        $ 73,862
                                                                  ========        ========        ========

(c) The  aggregate  cost  for  federal  income  tax  purposes  is  approximately
$159,233.

(d) In 1998,  the  Company  acquired  a property  subject to certain  contingent liabilities  which were estimated and  capitalized  at the time of  acquisition.
During 2000, these liabilities were resolved for approximately  $1,013 less than originally  estimated.  As a result,  real  property held for rental was reduced accordingly.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                                                                  SCHEDULE IV
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002
                                 (In Thousands)

                                                                                                       Final
                        Description                                   Interest Rate                Maturity Date
------------------------------------------------------------   -----------------------------  -------------------------

Mortgage loans secured by commercial property:

           New York, NY                                                   15.0%                       May 2006

           Other - four loans - Face amounts                      Varies from 8.0% -17.0%        From January 2005 -
                 $3,100 or less (b)                                                                 August 2012

                                                                                                                  Prior
                        Description                                        Periodic Payment Terms                 Liens
------------------------------------------------------------    ----------------------------------------------  --------

Mortgage loans secured by commercial property:

           New York, NY                                         Principal and interest due monthly                   $0

           Other - four loans - Face amounts                    Principal and interest due monthly
                 $3,100 or less (b)                             on three loans; Interest only, monthly
                                                                through September 2006 on one loan                    0
                                                                                                                    ----
                                                                                                                     $0
                                                                                                                    ====
                                                                                                     Principal
                                                                                                     Amount of
                                                                                    Carrying        Loans Subject
                                                                      Face          Amount of       to Delinquent
                                                                   Amount of        Mortgages        Principal
                        Description                                Mortgages        (a), (c)        or Interest
------------------------------------------------------------    --------------  ---------------  -------------------

Mortgage loans secured by commercial property:

           New York, NY                                                $3,000           $2,933                   $0

           Other - four loans - Face amounts
                 $3,100 or less (b)
                                                                        3,253              126                    0
                                                                --------------  ---------------  -------------------
                                                                       $6,253           $3,059                   $0
                                                                ==============  ===============  ===================

(a)  A  reconciliation  of  mortgage  loans on real estate  for the  year  ended
     December 31, 2002 is as follows:

     Balance at beginning of period                                                                              $ 86
     Additions during the period:
         New mortgage loans                                                                                     3,014
     Deductions during the period:
          Collection of principal                                                                                 (41)
                                                                                              -------------------------
     Balance at end of period                                                                                   $3,059
                                                                                              =========================

(b)  In accordance with generally accepted accounting  principles the gains from the sale of two real properties are being  recognized under the installment method and,  accordingly,  notes  receivable have been reduced by $3,077 in deferred gains at December 31, 2002.

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

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                  (Dollars In Thousands, Except Per Share Data)

The following  unaudited  quarterly results for 2002 and 2001 have been restated
from  amounts  previously  reported  by the  Company  to  reflect  the  sale  or classification of certain properties "Held for Sale" as discontinued  operations in  accordance  with  Statement  of  Financial  Accounting  Standards  No.  144,
"Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                          First            Second             Third             Fourth
                                                         Quarter           Quarter           Quarter            Quarter
                                                         -------           -------           -------           ----------

For the year 2002:
   Revenues                                              $14,280           $15,346           $14,545           $13,840
                                                         =======           =======           =======           =======

   Costs and expenses                                    $11,504           $11,905           $11,231           $11,697
                                                         =======           =======           =======           =======

   Other income                                          $ 2,888           $ 2,140           $ 4,308           $ 8,087
                                                         =======           =======           =======           =======

   Income from continuing operations                     $ 3,576           $ 3,356           $ 5,669           $ 9,892
                                                         =======           =======           =======           =======

   Income from discontinued operations                   $   182           $   173           $   215           $   314
                                                         =======           =======           =======           =======

   Net income                                            $ 3,758           $ 3,529           $ 5,884           $10,206
                                                         =======           =======           =======           =======

Basic earnings per share:
    Income from continuing operations                    $   .77           $   .73           $  1.24           $  2.18
    Discontinued operations                                  .04               .04               .05               .07
                                                         -------           -------           -------           -------
    Net income per share                                 $   .81           $   .77           $  1.29           $  2.25
                                                         =======           =======           =======           =======

Diluted earnings per share:
    Income from continuing operations                    $   .72           $   .68           $  1.16           $  1.93
    Discontinued operations                                  .04               .03               .04               .06
                                                         -------           -------           -------           -------
    Net income per share assuming dilution               $   .76           $   .71           $  1.20           $  1.99
                                                         =======           =======           =======           =======

For the year 2001:
   Revenues                                              $16,645           $15,323           $14,584           $13,626
                                                         =======           =======           =======           =======

   Costs and expenses                                    $12,639           $12,587           $11,545           $10,932
                                                         =======           =======           =======           =======

   Other income                                          $ 4,323           $   279           $ 5,375           $ 8,385
                                                         =======           =======           =======           =======

   Income from continuing operations                     $ 4,955           $ 1,850           $ 5,050           $ 6,435
                                                         =======           =======           =======           =======

   Income from discontinued operations                   $   160           $   158           $   143           $   221
                                                         =======           =======           =======           =======

   Net income                                            $ 5,115           $ 2,008           $ 5,193           $ 6,656
                                                         =======           =======           =======           =======

Basic earnings per share:
    Income from continuing operations                    $  1.06           $   .40           $  1.08           $  1.38
    Discontinued operations                                  .03               .03               .03               .05
                                                         -------           -------           -------           -------
    Net income per share                                 $  1.09           $   .43           $  1.11           $  1.43
                                                         =======           =======           =======           =======

Diluted earnings per share:
    Income from continuing operations                    $  1.04           $   .38           $  1.02           $  1.31
    Discontinued operations                                  .02               .03               .03               .05
                                                         -------           -------           -------           -------
    Net income per share assuming dilution               $  1.06           $   .41           $  1.05           $  1.36
                                                         =======           =======           =======           =======

