Form 10-K/A
period 2002-12-31
UNITED CAPITAL CORP /DE/
filed 2003-04-25
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA

(Mark One)

/X/         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
            ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002
                          --------------------

/ /         TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________

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

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

            Indicate by check mark  whether  the  registrant  is an  accelerated filer (as defined in Exchange Act Rule 12b-20). Yes / /  No /X/

            The aggregate market value of the shares of the voting stock held by
nonaffiliates  of  the  Registrant  as  of  June  30,  2002  was   approximately
$26,924,000.

            The number of shares of the Registrant's $.10 par value Common Stock outstanding as of April 14, 2003 was 4,504,205.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

                                   MANAGEMENT

            As of April 14, 2003, the executive officers and directors of United
Capital Corp. (the "Company") are as follows:

           Name                    Principal Occupation                Age
           ----                    --------------------                ---

A.F. Petrocelli              Chairman of the Board, President          59
                               and Chief Executive Officer of
                               the Company

Anthony J. Miceli            Vice President, Chief Financial           40
                               Officer and Secretary of the
                               Company

Arnold S. Penner             Self-employed real estate investor        66
                               and broker

Howard M. Lorber             President and Chief Operating             54
                               Officer of New Valley
                               Corporation and Vector Group
                               Ltd.

Robert M. Mann               Private Investor - Apparel                61
                               Industry

            A.F. PETROCELLI,  has been Chairman of the Board and Chief Executive
Officer of the Company  since  December,  1987,  President of the Company  since
June,  1991 and from June,  1983 to March,  1989 and a Director  of the  Company
since June,  1981.  Mr.  Petrocelli has been Chairman of the Board of Directors,
President and Chief Executive Officer of Prime Hospitality  Corp.  ("Prime"),  a
New York Stock Exchange listed company since 1998, and a Director of Prime since
1992.  Mr.  Petrocelli  is also a Director of Boyar Value Fund (a public  mutual fund),  a Director  of Philips  International  Realty  Corp.  ("Philips")  and a
Director of Nathan's Famous Inc. ("Nathan's").

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

            HOWARD M. LORBER, has been a Director of the Company since 1991. Mr.
Lorber has been  Chairman of the Board and Chief  Executive  Officer of Nathan's
for more than the past five years and  Chairman  of the Board of  Directors  and
Chief Executive Officer of Hallman & Lorber  Associates,  Inc. for over five years.  He has been a Director,  President  and Chief  Operating  Officer of New
Valley  Corporation for more than the past five years. He has been a Director of and member of the Audit Committee and Compensation Committee of Prime since 1994 and Chairman of such committees since 1998. Since January 2001, he is a Director of and President and Chief Operating  Officer of Vector Group Ltd. Mr. Lorber is
also the  Chairman of  Ladenburg  Thalmann  Financial  Services  and serves as a member of the Compensation Committee of that company.

            ROBERT M. MANN,  has been a Director of the Company since June 2001.
Mr. Mann has been a private  investor in the apparel industry for more than five years.

Item 11.    Executive Compensation

            The following table sets forth,  for the Company's 2002 fiscal year, all  compensation  awarded to, earned by or paid to the chief executive  officer
("CEO") and the most highly  compensated  executive officer of the Company other than the CEO who was an executive  officer of the Company during the fiscal year ended  December  31,  2002 and whose  salary and bonus  exceeded  $100,000  (one individual) with respect to the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                            Long Term Compensation
                                          -------------------                            ----------------------
                                                                                         Number       All Other
                                                                       Other Annual        of        Compensation
Name and Principal Position         Year     Salary($)     Bonus($)  Compensation($)(1)  Options          ($)
---------------------------         ----     ---------     --------  ------------------  -------     ------------

A.F. Petrocelli, Chairman of        2002      650,000     1,000,000         --           300,000           --
the Board, President and Chief      2001      650,000       700,000         --           300,000           --
Executive Officer                   2000      650,000       700,000         --           300,000           --

Anthony J. Miceli, Vice             2002      200,000       100,000         --            33,000           --
President and Chief Financial       2001      175,000       100,000         --            33,000           --
Officer                             2000      160,000       100,000         --            10,000           --

     (1)  Perquisites  and other  personal  benefits,  securities or property to each executive  officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 2002 FISCAL YEAR

            The  following  table  provides  information  related  to options to purchase the Company's Common Stock, $.10 par value (the "Common Stock") granted to the CEO and the named  executive  officer during 2002. The Company  currently does not have any plans providing for the grant of stock appreciation rights.

                                                                                              Potential Realizable Value at
                                                                                              Assumed Rates of Stock Price
                                                                                                Appreciation for Option
                                    Individual Grants                                                   Term(2)
------------------------------------------------------------------------------------       --------------------------------
                                          % of Total
                         Number of          Options        Exercise
                         Securities        Granted to      or Base
                         Underlying       Employees in      Price         Expiration
    Name                 Option(#)         Fiscal Year     ($/Sh)(1)         Date              5%                10%
-----------------        ---------         -----------     ---------      ----------       ----------        -----------

A.F. Petrocelli            300,000            66.1          $24.40       June 11, 2012     $4,603,509        $11,666,195
Anthony J. Miceli           33,000             7.3          $24.40       June 11, 2012       $506,386         $1,283,281

(1)         The  option  exercise  price may be paid in  shares of Common  Stock owned by the  executive,  in cash,  or a  combination  of any of the foregoing,  as  determined  by the  Compensation  and  Stock  Option
            Committee  administering  the  Company's  stock  option  plans.  The exercise  price is equal to or greater than the fair market value of the Common Stock on the date of grant.

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

FISCAL YEAR END OPTION VALUES

            The following table provides information relating to the exercise of options by the Company's  Chief  Executive  Officer during the fiscal year ended
December 31,  2002.  No options were  exercised by the named  executive  officer during the  fiscal  year ended  December  31,  2002.  The  following  table also provides  information related to the number and value of options held by the CEO and the named executive officer at fiscal year end.

                                                                  Number of Securities Underlying     Value of Unexercised In-the-
                                                                   Unexercised Options at FY-End      Money options at FY-End ($)(2)
                                                                   -----------------------------      ------------------------------
                                                    Value
                               Shares Acquired     Realized
Name                            on Exercise(#)      ($)(1)        Exercisable    Unexercisable        Exercisable     Unexercisable
---------------------------     --------------      ------        -----------    -------------        -----------     -------------
A.F. Petrocelli.............        17,647          99,706         1,154,734        600,000            20,766,856      7,843,750
Anthony J. Miceli...........          --              --             132,666         58,334             2,497,867        691,573

(1)         Value realized is calculated by multiplying the shares acquired upon exercise by the difference between the option exercise price and the fair market value of the Common Stock on the date of exercise.

(2)         Based on the  closing  price of a share of Common  Stock on December
            31, 2002 of $35.40 as reported on the American Stock Exhange.

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

                     Projected Annual Benefit at Retirement

                                Years of Service
           ---------------------------------------------------------------
 Salary       10         15         20          25        30         35
 ------    --------   --------   --------   --------   --------   --------
$100,000   $ 13,750   $ 20,625   $ 27,500   $ 34,375   $ 41,250   $ 48,125
 110,000     15,250     22,875     30,500     38,125     45,750     53,375
 120,000     16,750     25,125     33,500     41,875     50,250     58,625
 130,000     18,250     27,375     36,500     45,625     54,750     63,875
 140,000     19,750     29,625     39,500     49,375     59,250     69,125
 150,000     21,250     31,875     42,500     53,125     63,750     74,375
 160,000     22,750     34,125     45,500     56,875     68,250     79,625
 170,000     24,250     36,375     48,500     60,625     72,750     84,875
 180,000     25,750     38,625     51,500     64,375     77,250     90,125
 190,000     27,250     40,875     54,500     68,125     81,750     95,375
 200,000     28,750     43,125     57,500     71,875     86,250    100,625

            The  Company  did not  make any  contributions  for the  benefit  of executive officers for the year ended December 31, 2002.

            The  estimated  credited  years of service for each of the executive officers named in the Summary Compensation Table is as follows:  A.F. Petrocelli twenty eight years and Anthony J. Miceli fifteen years, respectively.

            Subject to compensation  limitations  under the Employee  Retirement
Income Security Act of 1974,  which was $200,000 in 2002,  benefits are computed as follows:  For each year of credited  service after June 30, 1989,  the sum of one percent (1%) of annual compensation,  as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

            The Company has an  employment  contract with Mr.  Petrocelli  which provides for a base salary of $750,000 per annum plus a bonus as  determined  by the Board of  Directors.  In the event of a change of control of the  Company as defined in the employment agreement, the Company shall pay Mr. Petrocelli a lump sum  severance  payment  equal to three years  salary and  purchase  outstanding
options  owned  by  Mr.  Petrocelli.   The  employment  agreement  provides  for
successive one year terms unless either the Company or Mr.  Petrocelli gives the other written notice that the employment agreement is terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            Mr.  Lorber  is a  member  of  the  Compensation  and  Stock  Option
Committee  of the  Company.  Mr.  Petrocelli  also  serves as  President,  Chief
Executive  Officer and Chairman of the Board of Prime. Mr. Lorber is Chairman of
the Compensation  Committee of Prime.  For information  relating to transactions
involving  Messrs.   Petrocelli  and  Lorber  and  the  Company,   see  "Certain
Relationships and Related Transactions."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

            The following table sets forth information concerning ownership of the Company's Common Stock, as of April 14, 2003 by each person known by the
Company to be the beneficial owner of more than five percent of the Common
Stock, each director, each executive officer and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner      Shares Beneficially Owned     Percentage of Class(7)
------------------------------------      -------------------------     ----------------------

A.F. Petrocelli                               3,924,058(1)(2)                   65.9%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                              500,000(2)                      11.1%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                               159,300(3)                       3.4%

Arnold S. Penner                                 48,999(4)                       1.1%

Howard M. Lorber                                157,499(5)                       3.5%

Robert M. Mann                                   24,033(6)                        *

All executive officers and directors          4,313,889(1)(3)(4)                69.2%
 as a group (5 persons)                                (5)(6)(7)

*Less than 1%

(1)         Mr.  Petrocelli owns directly  2,469,324  shares of Common Stock and presently  exercisable options or options exercisable within 60 days of April 14, 2003 to purchase 1,454,734 shares of Common Stock. Does not  include  shares  held  by  the  wife,  adult  children  or  the grandchildren of Mr. Petrocelli. Mr. Petrocelli disclaims beneficial ownership  of the  shares  held  by his  wife,  adult  children  and grandchildren.

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

(3)         Consists of 1,300 shares of Common Stock and  presently  exercisable options or options  exercisable  within 60 days of April 14, 2003 to purchase 158,000 shares of Common Stock.

(4)         Consists  of 48,999  shares  issuable  upon the  exercise of options which are exercisable within 60 days of April 14, 2003.

(5)         Includes 30,000 shares owned by the Hallman &  Lorber Associates
            Profit  Sharing Plan (an entity in which Mr. Lorber may be deemed to be a control person) and 24,300 shares owned by the Howard M. Lorber
            Irrevocable Trust. Mr. Lorber disclaims  beneficial ownership of all shares owned by Hallman &  Lorber Associates Profit Sharing Plan and the Howard M. Lorber  Irrevocable  Trust.  Also includes  48,999 shares  issuable upon the exercise of options which are  exercisable within 60 days of April 14, 2003.

(6)         Consists  of 700 shares of Common  Stock and  presently  exercisable options or options  exercisable  within 60 days of April 14, 2003 to purchase 23,333 shares of Common Stock.

(7)         Includes  the shares of Common  Stock  subject to options  which are presently  exercisable or exercisable within 60 days after April 14,
            2003  held by  directors  and  executive  officers  as a  group  for purposes of calculating  the respective  percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

EQUITY COMPENSATION PLAN INFORMATION

            The Company maintains the Incentive and  Non-Qualified  Stock Option
Plan and the 1988 Joint  Incentive  and  Non-Qualified  Stock Option Plan.  Both
plans provide for the granting of incentive or non-qualified stock options.  The

Company has no  outstanding  warrants  or rights or plans which  provide for the grant or issuance of warrants or rights.  The following table gives  information about stock option awards under these plans as of December 31, 2002. These plans are  discussed  further  in  Note  11 to the  Company's  Consolidated  Financial
Statements  included in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                                                                            Number of securities
                                    Number of securities to be  Weighted-average exercise  remaining available for
                                      issued upon exercise of      price of outstanding     future issuance under
                                        outstanding options,      options, warrants and   equity compensation plans
                                        warrants and rights              rights            reflected in column (a)
Plan Category                                  (a)                        (b)                       (c)
------------------------------      --------------------------  ------------------------  -------------------------

Equity compensation plans
  approved by security holders               2,468,734                  $ 19.39                   376,000
Equity compensation plans
  not approved by security
  holders                                            0                        -                         0
                                             ---------                  --------                  -------

         Total                               2,468,734                  $ 19.39                   376,000
                                             =========                  ========                  =======

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The following sets forth the transactions  involving the Company and its  subsidiaries  and its executive  officers and/or  Directors from January 1,
2002. Specific descriptions of these transactions are provided below.

            In December  2002,  the Company  purchased a 50% interest in a joint venture (the "Hotel  Venture") for  $23,128,000  together with Prime, a publicly traded company for which A.F.  Petrocelli is President,  Chief Executive Officer
and Chairman of the Board and Howard M. Lorber is a Director.  The Hotel Venture
owns and  operates a hotel in New Jersey.  In March 2003,  the Company and Prime each sold a 10% interest in the Hotel  Venture to an unrelated  third party,  at cost. In April 2003, the Hotel Venture entered into a $25,000,000  mortgage loan with a bank,  secured by the  underlying  hotel.  The  proceeds of the loan were distributed  to the  partners  of the  Hotel  Venture  based on their  ownership interest,  thereby  reducing  their  respective  investment.  In April 2003, the
Company and Prime entered into a direct guaranty agreement with the bank whereby the  Company  and  Prime,  jointly  and  severally,  guaranteed  not  more  than
$4,000,000 of the mortgage  loan.  Amounts due under the guaranty are reduced by the  scheduled  principal  payments  under the  mortgage  loan.  The guaranty is enforceable  upon the  occurrence  of  certain  events,  including  a default as defined in the mortgage  loan and expires upon the  satisfaction  of the loan in
April 2006.  Pursuant to the  Operating  Agreement,  any payments made under the guaranty would increase the guarantors' ownership interest.

            In January  2003,  the Company  purchased a 50%  interest in a joint venture (the "Quebec  Venture") for $6,114,000  together with Prime.  The Quebec
Venture owns and operates a hotel in Quebec,  Canada. In March 2003, the Company and Prime each sold a 10% interest in the Quebec  Venture to an unrelated  third party, at cost. There is currently no debt in this joint venture.

            The equity method of accounting  is used for  investments  in 20% to
50% owned  joint  ventures  in which the  Company  has the  ability to  exercise significant  influence,  but not control.  Under the operating agreements of the
Hotel  Venture and the Quebec  Venture,  all  significant  operating and capital decisions are made jointly and operating  profits and losses are allocated based on ownership  interests.  These investments were initially  recorded at cost and are subsequently adjusted for equity in earnings (losses) and cash contributions and distributions.

            The Company's two hotel  properties,  as well as the hotels owned by the Hotel Venture and Quebec  Venture,  are managed by Prime.  Fees paid for the management  of the two hotel  properties  are based upon a percentage of revenue and were approximately  $117,000 for 2002. Included in the Company's  marketable securities at December 31, 2002 was approximately $20,402,000 of common stock of
Prime which represents  approximately  5.6% of Prime's  outstanding  shares.  In
April 2003,  the Company  purchased an  additional  450,000  shares of Prime for approximately $2,400,000.

            In March 1997, the Company  completed a $73,250,000  sales/leaseback transaction with Kmart  Corporation for two of its distribution  centers located in Brighton,  Colorado and Greensboro,  North  Carolina.  Kmart will lease these facilities  for a minimum of 25 years.  These sites  encompass  over 2.7 million square feet and service  approximately 300 Kmart stores. The Company has taken a
50% equity interest in this transaction.  Also participating in this transaction were Beverly Petrocelli,  Arnold S. Penner, Howard M. Lorber and the spouse of a director who have taken  approximately an 8% interest in this transaction.  A.F.
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
Dated: April 25, 2003

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

            I, A. F. Petrocelli, certify that:

1.          I have reviewed  this annual report on Form 10-KA of United  Capital
            Corp.; and

2.          Based on my  knowledge,  this  annual  report on Form 10-KA does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

            Date: April 25, 2003

                                            /s/ A. F. Petrocelli
                                            ------------------------------
                                            A. F. Petrocelli
                                            Chairman, President and Chief
                                            Executive Officer

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14
          -------------------------------------------------------------

            I, Anthony J. Miceli, certify that:

1.          I have reviewed  this annual report on Form 10-KA of United  Capital
            Corp.; and

2.          Based on my  knowledge,  this  annual  report on Form 10-KA does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

            Date: April 25, 2003

                                                 /s/ Anthony J. Miceli
                                                 ---------------------
                                                 Anthony J. Miceli
                                                 Chief Financial Officer

