Form 10-Q
period 2003-03-31
UNITED CAPITAL CORP /DE/
filed 2003-05-14
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ending                           March 31, 2003
--------------------------------------------------------------------------------

                                       or

[  ]    Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

        For the transition period from                    to
                                      ------------------------------------------

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
                                                                 [X] Yes [ ] No

Indicate by check mark whether the Company is an accelerated filer.
                                                                  [ ] Yes [X] No

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

            Common stock, $.10 par value 4,506,705 shares outstanding
                               as of May 12, 2003.

                                  Page 1 of 26

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as
        of March 31, 2003 (Unaudited) and December 31, 2002                  3

        Consolidated Statements of Income for the
        Three Months Ended March 31, 2003 and 2002 (Unaudited)               4

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2003 and 2002 (Unaudited)             5-6

        Notes to Consolidated Financial Statements                        7-18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    18-23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
        MARKET RISK                                                         23

ITEM 4. CONTROLS AND PROCEDURES                                             23

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    24

SIGNATURES                                                                  24

CERTIFICATIONS                                                           25-26

                                  Page 2 of 26

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                                 (In Thousands)

                                                                       2003         2002
                                                                    ---------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                                        $  54,250    $  48,893
   Marketable securities                                               19,108       25,893
   Notes and accounts receivable, net                                   6,632        5,716
   Inventories                                                          3,159        3,677
   Prepaid expenses and other current assets                              945        1,477
   Deferred income taxes                                                2,977          207
   Current assets of discontinued operations                               14           72
                                                                    ---------    ---------

      Total current assets                                             87,085       85,935
                                                                    ---------    ---------

Property, plant and equipment, net                                      3,494        3,569
Real property held for rental, net                                     44,008       44,761
Investments in joint ventures                                          31,686       31,389
Noncurrent notes receivable                                             2,976        2,994
Other assets                                                            3,570        3,707
Noncurrent assets of discontinued operations                            2,277        4,192
                                                                    ---------    ---------

      TOTAL ASSETS                                                  $ 175,096    $ 176,547
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                             $   4,733    $   3,977
   Accounts payable and accrued liabilities                             8,283        9,263
   Income taxes payable                                                 7,775        5,260
   Current liabilities of discontinued operations                         213          445
                                                                    ---------    ---------

      Total current liabilities                                        21,004       18,945
                                                                    ---------    ---------

Long-term debt                                                         10,533       12,347
Other long-term liabilities                                            31,187       31,016
Deferred income taxes                                                   2,084        2,605
                                                                    ---------    ---------

      TOTAL LIABILITIES                                                64,808       64,913
                                                                    ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 7,500 shares;
      issued and outstanding 4,514 and 4,519 shares, respectively         451          452
   Retained earnings                                                  113,319      110,096
   Accumulated other comprehensive income (loss), net of tax           (3,482)       1,086
                                                                    ---------    ---------

      TOTAL STOCKHOLDERS' EQUITY                                      110,288      111,634
                                                                    ---------    ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 175,096    $ 176,547
                                                                    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 3 of 26

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                   2003        2002
                                                                 --------    --------

REVENUES:
   Net sales                                                     $  8,156    $  8,240
   Rental revenues from real estate operations                      6,077       6,065
                                                                 --------    --------

                     Total revenues                                14,233      14,305
                                                                 --------    --------

COSTS AND EXPENSES:
   Cost of sales                                                    6,060       6,303
   Real estate operations:
      Mortgage interest expense                                       286         366
      Depreciation expense                                            780         833
      Other operating expenses                                      2,066       1,716
   General and administrative expenses                              1,437       1,374
   Selling expenses                                                   866         909
                                                                 --------    --------

                     Total costs and expenses                      11,495      11,501
                                                                 --------    --------

   Operating income                                                 2,738       2,804
                                                                 --------    --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                       333         557
   Interest expense                                                  (108)       (166)
   Other income and expense, net                                      629       2,497
                                                                 --------    --------

                     Total other income                               854       2,888
                                                                 --------    --------

   Income from continuing operations before income taxes            3,592       5,692

   Provision for income taxes                                       1,370       2,099
                                                                 --------    --------

   INCOME FROM CONTINUING OPERATIONS                                2,222       3,593
                                                                 --------    --------

DISCONTINUED OPERATIONS:
   Income from discontinued operations, net of tax
      provision of $93 and $110, respectively                         139         165
   Net gain on disposal of discontinued operations, net of tax
      provision of $756                                             1,135           0
                                                                 --------    --------

   INCOME FROM DISCONTINUED OPERATIONS                              1,274         165
                                                                 --------    --------

   NET INCOME                                                    $  3,496    $  3,758
                                                                 ========    ========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                             $    .49    $    .78
   Income from discontinued operations                                .28         .03
                                                                 --------    --------
   NET INCOME PER SHARE                                          $    .77    $    .81
                                                                 ========    ========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                             $    .42    $    .73
   Income from discontinued operations                                .24         .03
                                                                 --------    --------
   NET INCOME PER SHARE ASSUMING DILUTION                        $    .66    $    .76
                                                                 ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 4 of 26

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (In Thousands)

                                                                               2003         2002
                                                                             --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  3,496    $  3,758
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                          1,119       1,162
         Net loss on sale of available-for-sale securities                          0       1,005
         Net gain on sale of real estate assets                                  (141)     (5,378)
         Equity in earnings of joint ventures                                    (235)       (169)
         Net gain on disposal of discontinued operations, net of tax           (1,135)          0
         Net realized and unrealized (gain) loss on derivative instruments       (315)      1,862
         Proceeds from sale of trading securities                                 884           0
         Net realized and unrealized gain on trading securities                   (57)          0
         Changes in assets and liabilities  (A)                                  (469)     (1,029)
                                                                             --------    --------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,147       1,211
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                     (550)     (1,349)
   Proceeds from sale of available-for-sale securities                              0         268
   Proceeds from sale of real estate assets                                     3,947         560
   Proceeds from sale of derivative instruments                                   461           0
   Acquisition of property, plant and equipment                                  (245)        (81)
   Principal payments on notes receivable                                          18           5
   Acquisition of/additions to real estate assets                                 (27)        (87)
   Investment in joint ventures, net of distributions                             (62)        195
                                                                             --------    --------

                     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        3,542        (489)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes
      and loans                                                                (1,058)     (1,054)
   Net repayments under credit facilities                                           0        (175)
   Purchase and retirement of common shares                                      (420)     (1,279)
   Proceeds from exercise of stock options                                        146           7
                                                                             --------    --------

                     NET CASH USED IN FINANCING ACTIVITIES                     (1,332)     (2,501)
                                                                             --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,357      (1,779)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 48,893      68,170
                                                                             --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 54,250    $ 66,391
                                                                             ========    ========

                                  Page 5 of 26

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)
                                   (UNAUDITED)

                                                                    2003       2002
                                                                   -------    -------

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

   Interest                                                        $   311    $   462
                                                                   =======    =======

   Taxes                                                           $ 2,585    $ 2,591
                                                                   =======    =======

(A)  Changes in assets and liabilities for the three months ended March 31, 2003 and 2002 are as follows:

                                                                    2003       2002
                                                                   -------    -------

   Accounts receivable, net                                        ($  916)   ($  698)
   Inventories                                                         518        793
   Prepaid expenses and other current assets                            12          2
   Deferred income taxes                                              (831)     1,448
   Other assets                                                        118         20
   Accounts payable and accrued liabilities                         (1,126)      (643)
   Income taxes payable                                              1,759     (1,705)
   Other long-term liabilities                                         171        (30)
   Discontinued operations - noncash charges and working capital
      changes                                                         (174)      (216)
                                                                   -------    -------

            Total                                                  ($  469)   ($1,029)
                                                                   =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  Page 6 of 26

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

            The consolidated  financial  information included in this report has been  prepared  in  conformity  with the  accounting  principles  and methods of applying those accounting  principles,  reflected in the Consolidated  Financial
Statements  included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

            All  adjustments,  all of which  are  normal  and  recurring  in the opinion of  management,  necessary  for a fair  statement of the results for the interim periods presented have been recorded.

            The  results  of  operations  for  the  periods  presented  are  not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

            In April 2002,  the Financial  Accounting  Standards  Board ("FASB")
issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB  Statement No. 13, and  Technical  Corrections"  ("SFAS No. 145").  This
statement   eliminates   the   requirement  to  report  gains  and  losses  from
extinguishment  of debt as  extraordinary  unless they meet the  criteria of APB
Opinion 30. SFAS No. 145 also  requires  sale-leaseback  accounting  for certain
lease   modifications   that  have   economic   effects   that  are  similar  to
sale-leaseback  transactions.  The  changes  related  to  lease  accounting  are effective for transactions  occurring after May 15, 2002 and the changes related to debt  extinguishment  are effective for fiscal years  beginning after May 15,
2002.  The  adoption  of SFAS No.  145 did not  have a  material  impact  on the
Company's financial position or results of operations.

            In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated  with Exit or Disposal  Activities"  ("SFAS No.  146").  SFAS No. 146
nullifies  Emerging  Issues  Task  Force  Issue  No.  94-3 and  requires  that a liability for a cost associated with an exit or disposal  activity be recognized when the liability is incurred.  This statement also establishes that fair value is the  objective  for initial  measurement  of the  liability.  SFAS No. 146 is effective for exit or disposal  activities that are initiated after December 31,
2002.  The  adoption  of SFAS No.  146 did not  have a  material  impact  on the
Company's financial position or results of operations.

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation  -  Transition  and  Disclosure,  an amendment of FASB
Statement  No.  123"  ("SFAS  No.  148").  SFAS No.  148  amends  SFAS No.  123,
"Accounting for Stock-Based  Compensation,"  to provide  alternative  methods of transition for an entity that voluntarily changes to the fair value based method of  accounting  for  stock-based  employee  compensation.  It  also  amends  the disclosure  provisions of that Statement to require  prominent  disclosure about the effects on reported net income of an entity's  accounting  policy  decisions

                                  Page 7 of 26

with respect to  stock-based  employee  compensation.  The Company has chosen to continue to account  for  stock-based  compensation  using the  intrinsic  value method prescribed in APB Opinion No. 25 and related  interpretations as provided for under SFAS No. 148.  Accordingly,  compensation  expense is only  recognized when the market value of the  Company's  stock at the date of grant  exceeds the amount an  employee  must pay to acquire  the stock.  The  Company  adopted  the interim  disclosure  provisions of SFAS No. 148 in its financial reports for the quarter  ended  March 31,  2003.  The  adoption  of SFAS No.  148 did not have a material impact on the Company's financial position or results of operations.

            In  November  2002,  the FASB  issued  FASB  Interpretation  No. 45,
"Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including
Indirect  Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon  issuance of a guarantee,  a guarantor  must  recognize a liability for the fair value of an  obligation  assumed  under a guarantee.  FIN 45 also  requires additional  disclosures  by a  guarantor  in its  interim  and annual  financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition  provisions  of FIN 45 are effective  for any  guarantees  issued or modified after December 31, 2002. The disclosure  requirements are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. As a result of adopting the  disclosure  provisions of FIN 45, the Company
has  provided  additional   disclosures  herein  as  required  (See  "Subsequent
Events").

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
FIN 46 changes that by requiring a variable  interest  entity to be consolidated by a company if that  company is subject to a majority  of the risk of loss from the variable interest  entity's  activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable  interest entities created or acquired after January 31,
2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable  interest  entity was  established.  The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial condition or results of operations.

MARKETABLE SECURITIES

            The cost, gross unrealized  gains,  gross unrealized losses and fair market value of marketable securities by type at March 31, 2003 and December 31,
2002 are as follows:

                                                   Gross            Gross            Fair
                                                 unrealized       unrealized         market
         March 31, 2003:            Cost           gains            losses           value
                                 --------        --------         --------         --------

     Available-for-sale:
        Equity securities        $ 24,459        $    594         ($ 5,950)        $ 19,103
        Bonds                           5               0                0                5
                                 --------        --------         --------         --------
                                 $ 24,464        $    594         ($ 5,950)        $ 19,108
                                 ========        ========         ========         ========

                                  Page 8 of 26

                                                      Gross            Gross             Fair
                                                   unrealized        unrealized         market
         December 31, 2002:           Cost            gains            losses           value
                                    --------        --------         --------         --------

         Available-for-sale:
           Equity securities        $ 23,389        $  2,119         ($   447)        $ 25,061
           Bonds                           5               0                0                5
                                    --------        --------         --------         --------
                                      23,394           2,119             (447)          25,066

         Trading:
           Equity securities             792              35                0              827
                                    --------        --------         --------         --------

                                    $ 24,186        $  2,154         ($   447)        $ 25,893
                                    ========        ========         ========         ========

Included in  marketable  securities  at March 31, 2003 and December 31, 2002 was
$12,917 and $20,402,  respectively, of common stock in a publicly-traded company for which the Board Chairman and another  Director of the Company are directors.
In April 2003, the Company purchased an additional 450 shares of common stock in this company for $2,400.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains and losses included in the  determination  of net income for the three months ended March 31, 2003 and 2002 are as follows:

                                          2003                 2002
                                       ----------            ---------

Available-for-sale securities:
   Proceeds                            $     0               $   268
   Gross realized losses                     0                (1,005)
Trading securities:
   Proceeds                            $   884               $     0
   Gross realized gains                     57                     0

INVENTORIES
-----------

            The components of inventory are as follows:

                                March 31, 2003         December 31, 2002
                                --------------         -----------------

Raw materials                      $1,501                    $1,765
Work in process                       441                       367
Finished goods                      1,217                     1,545
                                   ------                    ------
                                   $3,159                    $3,677
                                   ======                    ======

REAL ESTATE
-----------

Property sales:
---------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards  No. 144,  "Accounting  for the  Impairment or Disposal of
Long-Lived  Assets"  ("SFAS No. 144") in 2002.  SFAS No. 144  requires  that the operating  results  through  the  date of  sale,  as well as the  gains on sales generated on properties  sold or held for sale be  reclassified  as discontinued
operations for all periods presented.  As the statement requires  implementation on a prospective basis,  properties which were identified as held for sale prior to implementation  are presented in the Consolidated  Financial  Statements in a manner consistent with the prior periods' presentation.

                                  Page 9 of 26

            During the  quarter  ended  March 31,  2003,  the  Company  sold two commercial  properties  from its real estate  investment and management  segment which  had a total  net  book  value of $27.  The  properties  were  sold for an aggregate sales price of $787, resulting in gains of $456 on a net of tax basis.
The Company  also sold a shopping  center from its real  estate  investment  and management  segment  which had a total net book value of $136.  The property was sold for an aggregate  sales price of $3,020,  resulting in gains of $1,730 on a net of tax basis. One shopping center from the Company's real estate  investment and management  segment was donated during the first quarter of 2003 which had a total net book value of $60. The Company  received no proceeds from the donation and recorded a loss of $36 on a net of tax basis.

            The results of operations for these  properties for the three months ended March 31, 2003 and 2002 have been reclassified to discontinued operations, on a net of tax basis, in accordance with SFAS No. 144. In addition,  the assets and  liabilities  associated  with these  properties  have been  reclassified to discontinued  operations in the Consolidated Balance Sheet at December 31, 2002.
These  amounts   primarily   consist  of  real  property,   net  of  accumulated
depreciation,  rents  receivable,  prepaid  or  accrued  charges,  and  mortgage obligations, if any.

            Summarized  financial  information for properties sold and accounted for as  discontinued  operations  for the three  months ended March 31, 2003 and
2002, respectively, is as follows:

                                                               2003          2002
                                                             --------      ---------

           Rental revenues from real estate operations        $ 39          $ 74
           Mortgage interest expense                             0            (1)
           Depreciation expense                                  0            (2)
           Other operating expenses                            (12)           (2)
                                                              ----          ----

           Income from operations                             $ 27          $ 69
                                                              ====          ====

Properties held for sale:
------------------------

            As of March 31, 2003, in accordance  with the provisions of SFAS No.
144, the Company considered a total of eight commercial properties from its real estate and  investment  management  segment to be held for sale and  reported as discontinued operations.

            In accordance with SFAS No. 144, the results of operations for these properties  for the  three  months  ended  March  31,  2003 and 2002  have  been reclassified  to  discontinued  operations,  on a  net  of  tax  basis,  in  the
Consolidated  Statements  of Income.  In  addition,  the assets and  liabilities associated with these properties,  which primarily consist of real property, net of accumulated depreciation,  rents receivable,  prepaid or accrued charges, and mortgage obligations,  if any, have been reclassified to discontinued operations in the Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

            Summarized  financial  information  for properties held for sale and accounted for as  discontinued  operations  for the three months ended March 31,
2003 and 2002, respectively, is as follows:

                                 Page 10 of 26

                                                          2003           2002
                                                        -------        ---------

           Rental revenues from real estate operations   $ 216           $ 235
           Mortgage interest expense                        (3)            (17)
           Depreciation expense                              0              (6)
           Other operating expenses                         (8)             (6)
                                                         -----           -----

           Income from operations                        $ 205           $ 206
                                                         =====           =====

INVESTMENTS IN JOINT VENTURES
-----------------------------

            Investments in joint ventures  consist of the following at March 31,
2003 and December 31, 2002:

                                                        2003              2002
                                                       -------          -------

          Investment in joint ventures (a)              $23,496          $23,128
          Lease financing (b)                             8,190            8,261
                                                       -------          -------

                                                       $31,686          $31,389
                                                       =======          =======

(a)  In December 2002,  the Company  purchased a 50% interest in a joint venture
     (the "Hotel  Venture") for $23,128 together with Prime  Hospitality,  Corp.
     ("Prime"), a publicly-traded company for which the Company's Board Chairman and another  Director of the Company are directors.  The Hotel Venture owns and  operates a hotel in New Jersey.  In March 2003,  the Company and Prime each sold a 10% interest in the Hotel Venture to an unrelated  third party, at cost. See "Subsequent Events."

     In January  2003,  the Company  purchased a 50% interest in a joint venture
     (the "Quebec  Venture") for $6,114 together with Prime.  The Quebec Venture owns and operates a hotel in Quebec, Canada. In March 2003, the Company and
     Prime each sold a 10% interest in the Quebec Venture to an unrelated  third party,  at cost.  There is  currently  no debt  outstanding  in this  joint venture.

     The equity method of accounting is used for investments in 20% to 50% owned joint ventures in which the Company has the ability to exercise significant influence,  but not control.  Under the  operating  agreements of the Hotel
     Venture and Quebec Venture, all significant operating and capital decisions are made jointly and  operating  profits are  allocated  based on ownership interests.  These  investments  were  initially  recorded  at cost  and are
     subsequently   adjusted   for  equity  in   earnings   (losses)   and  cash
     contributions and distributions.  The Company's equity in earnings of these joint ventures was $113 for the three months ended March 31, 2003.

     Summarized  financial  information of the joint ventures is as follows:

                                                March 31, 2003      December 31, 2002
                                                --------------      -----------------

      BALANCE SHEET:
      Property, plant and equipment, net            $59,523               $46,397
                                                    =======               =======
      Current assets                                $ 1,248               $   347
                                                    =======               =======
      Current liabilities                           $   897               $   500
                                                    =======               =======

The  accounts  of the Quebec  Venture are  recorded in Canadian  dollars and are translated  into U.S.  dollars,  the reporting  currency of the Quebec  Venture.
Translation adjustments relating to results of operations are generally included in the equity in earnings  reported by the Company while  translation of balance sheet  accounts do not generally  affect the  Company's  investment in the joint venture.

                                 Page 11 of 26

                                                  March 31, 2003
                                                  ----------------

          STATEMENT OF OPERATIONS:
            Revenues                                       $2,859
            Expenses                                      (2,633)
                                                          --------
            Net income                                       $226
                                                          ========

     (b)  Lease financing consists of a 50.0% interest in a limited  partnership whose principal  assets are two  distribution  centers leased to Kmart
          Corporation  ("Kmart"),  which are accounted for as leveraged  leases.
          The Company's  share of income  arising from this  investment was $122 and  $169  for the  three  months  ended  March  31,  2003  and  2002, respectively,  and is  included in rental  income in the  Consolidated
          Statements of Income.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

            The Company recognizes all derivative financial instruments, such as its short stock sales and put and/or call options, in the Consolidated Financial
Statements  at fair value  regardless  of the  purpose or intent for holding the instrument.  Changes in the fair value of derivative  financial  instruments are either  recognized  periodically  in  income  or in  stockholders'  equity  as a component of accumulated  other  comprehensive  income  depending on whether the derivative  financial  instrument  qualifies  for hedge  accounting,  and if so, whether it qualifies as a fair value or cash flow hedge.  Generally,  changes in the fair value of derivatives accounted for as fair value hedges are recorded in income  along with the  portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in the fair value of derivatives accounted  for as cash flow hedges,  to the extent they are effective as hedges, are recorded in accumulated  other  comprehensive  income net of deferred taxes.
Changes in the fair value of  derivatives  not qualifying as hedges are reported in income.

            In strategies  designed to hedge overall market risks and manage its interest rate exposure,  the Company may sell common stock short and participate in put and/or call options.

            Management maintains a diversified portfolio of cash equivalents and investments  in a variety of  securities,  primarily  U.S.  investments  in both common and  preferred  equity  issues  and  participates  on a limited  basis in transactions involving derivative financial  instruments,  including short stock sales and put and/or call options.  At March 31, 2003 and December 31, 2002, the fair value of such  derivatives  was ($268) and ($122),  respectively,  which is recorded as a  component  of accounts  payable  and accrued  liabilities  in the
Consolidated  Balance  Sheets.  These  instruments  do  not  qualify  for  hedge accounting and therefore changes in the derivatives fair value are recognized in earnings.  The  Company  recognized  $315  and  ($1,862)  in  net  realized  and unrealized gains (losses) from derivative instruments for the three months ended
March 31, 2003 and 2002,  respectively,  which are  included in other income and expense, net in the Consolidated Statements of Income.

RELATED PARTY TRANSACTIONS
--------------------------

            The  Company  has a  50.0%  interest  in an  unconsolidated  limited liability  corporation,  whose  principal  assets are two  distribution  centers leased to Kmart. A group that includes the wife of the Company's Board Chairman, two  Directors of the Company and the wife of one of the  Directors  has an 8.0%
interest in this entity (see "Investments in Joint Ventures").

                                 Page 12 of 26

            The Company's two hotel  properties,  as well as the hotels owned by the Hotel Venture and Quebec  Venture,  are managed by Prime, a  publicly-traded company for which the Board  Chairman  and  another  Director of the Company are directors.  Fees paid for the  management of the Company's two hotel  properties are based upon a percentage  of revenue and were  approximately  $26 and $31 for the three months ended March 31, 2003 and 2002,  respectively.  See "Investments in Joint  Ventures."  Included in  marketable  securities  at March 31, 2003 and
December  31, 2002 was $12,917 and  $20,402,  respectively,  of common  stock in
Prime which represents  approximately 5.6% of Prime's outstanding shares in both periods. In April 2003, the Company purchased an additional 450 shares of common stock in Prime for $2,400.

COMMITMENTS AND CONTINGENCIES
-----------------------------

            The  Company  is a  lessor  of  eight  department  stores  that  are currently  leased to Kmart,  which filed for protection  under Chapter 11 of the
U.S.  Bankruptcy Code on January 22, 2002. In addition,  the Company holds a 50%
interest in a joint  venture  that owns two  distribution  centers that are also leased to Kmart. As part of its  reorganization,  Kmart announced the closure of approximately  600  of  its  stores  during  the  past  year.  Kmart's  plan  of reorganization was approved in April 2003 and became effective in May 2003.

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

                                 Page 13 of 26

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

STOCKHOLDERS' EQUITY
--------------------

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in-capital  to zero  and  accordingly  current  year purchases  in excess of par value have  reduced  retained  earnings.  During the three months ended March 31, 2003 and 2002, the Company purchased and retired 12 and 53 shares of the Company's  common stock for $420 and $1,279,  respectively.
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

                                                                         Three Months Ended March 31,
                                                                         ----------------------------

                                                                        2003                      2002
                                                                       ------                    ------

Numerator:
   Income from continuing operations                                   $2,222                    $3,593
                                                                       ======                    ======
Denominator:
   Denominator for basic earnings per
           share - weighted-average shares                              4,515                     4,622
Effect of dilutive securities:
   Employee stock options                                                 748                       340
                                                                       ------                    ------
   Denominator for diluted earnings per
           share - adjusted weighted-average shares
           and assumed conversions                                      5,263                     4,962
                                                                       ======                    ======

Basic earnings per share - continuing operations                       $  .49                    $  .78
                                                                       ======                    ======

Diluted earnings per share - continuing operations                     $  .42                    $  .73
                                                                       ======                    ======

                                 Page 14 of 26

            Employee stock options to purchase 29 shares of the Company's common stock that were  outstanding  during the three  months ended March 31, 2002 were not included in the  computation  of diluted  earnings per share  because  their effect would have been anti-dilutive.

STOCK-BASED COMPESATION
-----------------------

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

            The  following  table  illustrates  the  effect  on net  income  and earnings per share had the Company applied the fair value recognition provisions of  Statement  of  Financial  Accounting  Standards  No.  123,  "Accounting  for
Stock-Based Compensation," to stock-based employee compensation.

                                                                   Three Months Ended March 31,
                                                                -----------------------------------

                                                                 2003                          2002
                                                                ------                    ---------
Net income, as reported                                         $3,496                    $   3,758
Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                         (550)                        (454)
                                                                ------                    ---------
Pro forma net income                                            $2,946                    $   3,304
                                                                ======                    =========
Earnings per share:
          Basic - as reported                                   $  .77                    $     .81
                                                                ======                    =========
          Basic - pro forma                                     $  .65                    $     .71
                                                                ======                    =========

          Diluted - as reported                                 $  .66                    $     .76
                                                                ======                    =========
          Diluted - pro forma                                   $  .57                    $     .68
                                                                ======                    =========

            Pro forma  compensation  expense may not be  indicative of pro forma expense in future  periods.  For purposes of  estimating  the fair value of each option on the date of grant,  the  Company  utilized  the  Black-Scholes  option pricing model.

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

                                 Page 15 of 26

            The weighted-average  option fair values and the assumptions used to estimate these values for grants issued during 2002 are as follows:

            Expected life (years)                               5
            Risk free interest rate                           4.4%
            Expected volatility                              34.2%
            Dividend yield                                    0.0%
            Weighted-average option fair value             $ 9.17

COMPREHENSIVE INCOME (LOSS)
---------------------------

            The components of comprehensive income (loss) are as follows:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------

                                                                               2003         2002
                                                                             -------      -------

Net income                                                                   $ 3,496      $ 3,758

Other comprehensive income (loss), net of tax:
   Changein net unrealized gain (loss) on available-for-sale
      securities, net of tax benefit (provision) of $2,460 and ($1,914), respectively
                                                                              (4,568)       3,555

   Change in fair value of cash flow hedge, net of tax provision of $2             0            4
                                                                             -------      -------

Comprehensive income (loss)                                                  ($1,072)     $ 7,317
                                                                             =======      =======

 The components of accumulated other comprehensive income (loss) are as follows:

                                                                        March 31, 2003   December 31, 2002
                                                                        --------------   -----------------

Net unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of
   $1,874 and ($586), respectively
                                                                             ($3,482)     $ 1,086
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

                                 Page 16 of 26

Operating results of the Company's business segments are as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------

                                                         2003             2002
                                                       --------         --------
Net revenues and sales:
   Real estate investment and management               $  6,077         $  6,065
   Engineered products                                    8,156            8,240
                                                       --------         --------

                                                       $ 14,233         $ 14,305
                                                       ========         ========

Operating income:
   Real estate investment and management               $  2,945         $  3,150
   Engineered products                                      479              221
   General corporate expenses                              (686)            (567)
                                                       --------         --------

                                                          2,738            2,804

Other income, net                                           854            2,888
                                                       --------         --------

Income from continuing operations before income
   taxes                                               $  3,592         $  5,692
                                                       ========         ========

SUBSEQUENT EVENTS
-----------------

            In April 2003,  the Hotel  Venture  entered into a $25,000  mortgage loan (the "Mortgage") with a bank, secured by the underlying hotel. The proceeds of the loan were distributed to the partners of the Hotel Venture based on their ownership interest,  thereby reducing their respective investment. In connection with the  Mortgage,  the  Company  and  Prime  entered  into a  direct  guaranty agreement  with the bank whereby the Company and Prime,  jointly and  severally, guaranteed not more than $4,000 of the Mortgage.  Amounts due under the guaranty are reduced by the scheduled principal payments under the Mortgage. The guaranty is  enforceable  upon the occurrence of certain  events,  including a default as defined in the Mortgage and expires upon satisfaction of the loan in April 2006.
Pursuant to the operating agreement,  any payments made under the guaranty would increase the  guarantors'  ownership  interest.  The Company  believes  that the collateral of the underlying  hotel is sufficient to repay the Mortgage  without requiring  enforcement of the guaranty.  The Company is currently in the process of evaluating the effect that reporting this guaranty in accordance  with FIN 45 will have in subsequent financial statements.

            In April 2003,  the Company  purchased an  additional  450 shares of common stock in Prime for $2,400.

USE OF ESTIMATES
----------------

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

                                 Page 17 of 26

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
------------------------------------------

            Revenues  for the three  months  ended March 31,  2003 were  $14,233 compared to comparable  2002 revenues of $14,305.  Operating  income during this period was $2,738 versus $2,804 for the comparable  2002 period.  Net income for the first  quarter was $3,496 or $.77 per basic share  compared to net income of
$3,758 or $.81 per basic share for the same period in 2002.

            Included in the results for the three months ended March 31, 2003 is income from discontinued  operations,  net of tax,  resulting from the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for
the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), in 2002. SFAS
No. 144 requires that the operating results,  as well as gains or losses on real estate  assets  sold or to be  disposed  of, as  defined,  be  reflected  in the
Consolidated  Statements of Income as  discontinued  operations.  The results of operations for  properties  that have been reported as  discontinued  operations during  the three  months  ended  March  31,  2003  have  been  reclassified  to discontinued  operations for the three months ended March 31, 2002 in accordance with SFAS No. 144.

REAL ESTATE INVESTMENT AND MANAGEMENT
-------------------------------------

            Rental  revenues  from real estate  operations  remained  relatively consistent with the prior year, totaling $6,077 for the three months ended March
31, 2003, compared to $6,065 for the corresponding 2002 period.  Rental revenues from 2003 property  sales and properties  held for sale have been  classified as discontinued  operations in  accordance  with SFAS No. 144.  Property  sales and properties  held for sale prior to the  implementation  of SFAS No. 144 have not been similarly reclassified to discontinued operations.

            Mortgage  interest  expense  continues  to  decrease  as a result of continuing  mortgage  amortization.  For the three  months ended March 31, 2003, mortgage interest expense was $286 compared to $366 for the  corresponding  2002 period, a decline of 21.9% or $80.

            Depreciation expense associated with real properties held for rental decreased  $53 or 6.4% for the three months ended March 31, 2003 compared to the same period in 2002.  Such  decline was  primarily  due to reduced  depreciation expense associated with fully depreciated properties and properties sold in 2002 and not  accounted for as  discontinued  operations.  Depreciation  expense from property sales and  properties  held for sale in 2003 has been  reclassified  as discontinued  operations  in  accordance  with SFAS No.  144.  Such  expenses on property sales and properties held for sale prior to the  implementation of SFAS
No. 144 have not been similarly reclassified to discontinued operations.

                                 Page 18 of 26

            Other  operating  expenses  associated  with the  management of real properties  increased  $350 or 20.4% for the three  months ended March 31, 2003, compared to the same period in 2002.  Such  increase is primarily  the result of
increased   hotel  operating   expenses  and  increased   payroll  and  property
maintenance expenses, including insurance and real estate taxes.

ENGINEERED PRODUCTS
-------------------

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

            (In Thousands)                                     Three Months Ended March 31,
                                                               ----------------------------

                                                                 2003          2002
                                                                ------        ------

            Net Sales                                           $8,156        $8,240
                                                                ======        ======

            Cost of Sales                                       $6,060        $6,303
                                                                ======        ======

            Selling, General and Administrative Expenses        $1,617        $1,716
                                                                ======        ======

            Operating Income                                    $  479        $  221
                                                                ======        ======

            Net sales of the  engineered  products  segment for the three months ended March 31, 2003 remained relatively  consistent with the corresponding 2002 period.  Sales continue to increase for the Company's automotive product line as a result of increased marketing and sales efforts while demand for the Company's engineered  component and transformer product lines decreased as a result of the struggling economy.

            Cost of sales as a percentage of sales  decreased 2.9% for the three months  ended  March 31,  2003,  compared to the  corresponding  period in 2002, principally due to the  implementation of cost containment  measures and the mix of products sold.

            Selling,  general  and  administrative  expenses  of the  engineered products segment decreased $99 or 5.8% for the three months ended March 31, 2003 versus the comparable 2002 period.  This decrease is primarily a result of lower professional fees, as well as management's continuing cost containment efforts.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  increased  $119 or 21.0% for the three  months  ended
March 31, 2003  compared  to such  expenses  incurred  for the  comparable  2002 period. The increase is mainly due to higher pension related expenses and salary and salary related expenses.

                                 Page 19 of 26

OTHER INCOME AND EXPENSE, NET
-----------------------------

            The components of other income and expense,  net in the Consolidated
Statements of Income are as follows:

       (In Thousands)                                                       Three Months Ended March 31,
                                                                           -----------------------------

                                                                                 2003            2002
                                                                               --------        --------

       Net gain on sale of real estate assets                                   $   141         $ 5,378

       Net loss on sale of available-for-sale securities                              0          (1,005)

       Net realized and unrealized gain on trading securities                        57               0

       Net realized and unrealized gain (loss) on derivative
          instruments                                                               315          (1,862)

       Other, net                                                                   116             (14)
                                                                                -------         -------

                                                                                $   629         $ 2,497
                                                                                =======         =======

DISCONTINUED OPERATIONS
-----------------------

            Operating income from properties sold or held for sale and accounted for as  discontinued  operations  was $139 on a net of tax  basis  for the three months ended March 31, 2003,  versus $165 for the comparable 2002 period.  Prior year amounts have been  reclassified  to reflect  results of  operations of real properties  sold in 2003 or held for sale as of March 31,  2003 as  discontinued
operations.  Net gains on real estate  accounted for as discontinued  operations were $1,135 on a net of tax basis for the three  months  ended  March 31,  2003.
Prior to the adoption of SFAS No. 144, gains on sales of real estate assets were not accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            The Company  experienced  a net cash inflow from  operations of $3.1 million for the three  months  ended March 31, 2003 versus $1.2  million for the three months ended March 31, 2002.  The $1.9 million  increase in operating cash flow  primarily  results  from  changes in working  capital  and $.9  million in proceeds  from the sale of trading  securities  in 2003.  The  components of the working capital changes are set forth in detail in the  Consolidated  Statements of Cash Flows.

            For the three months ended March 31, 2003, $3.5 million was provided by investing  activities which consisted  primarily of proceeds from the sale of real estate  assets of $3.9  million and  proceeds  from the sale of  derivative instruments of $.5 million  partially offset by purchases of  available-for-sale securities of $.6 million.

            For the three months  ended March 31, 2002,  $.5 million was used in investing  activities which consisted  primarily of $1.1 million of purchases of available-for-sale  securities  net of proceeds  received  from the sale of such securities.  This was offset by proceeds  from the sale of real estate assets of
$.6 million.

                                 Page 20 of 26

            Net cash used in  financing  activities  was $1.3  million  and $2.5 million  during the three  months  ended March 31, 2003 and 2002,  respectively.
This use of cash  flow was  primarily  attributable  to debt  reduction  and the purchase and retirement of the Company's common stock.

            At March 31, 2003, the Company's cash and marketable securities were
$73.4  million  and  working  capital  was $66.1  million  compared  to cash and marketable  securities of $74.8 million and working  capital of $67.0 million at
December 31, 2002.  Management  continues to believe that the real estate market is overvalued and  accordingly  recent  acquisitions  have been limited to those select  properties  that meet the Company's  stringent  financial  requirements.
Management  believes  that the  available  working  capital along with the $80.0 million of availability on the revolving credit facility,  discussed below, puts the Company in an opportune position to fund acquisitions and grow its portfolio of real estate properties if and when attractive long-term  opportunities become available.

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

            The  Company  is the  lessor  of eight  department  stores  that are currently  leased to Kmart  Corporation  ("Kmart"),  which filed for  protection under Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture  (which is accounted for by the Company on the equity  basis) that owns two  distribution  centers  that are also leased to Kmart. As part of its reorganization, Kmart announced the closure of  approximately  600 of its  stores  during  the past  year.  Kmart's  plan of reorganization was approved in April 2003 and became effective in May 2003.

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

                                 Page 21 of 26

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
At March 31, 2003,  eligibility under the Revolver was $80.0 million, based upon the above terms and there were no amounts  outstanding  under the Revolver.  The credit agreement contains certain financial and restrictive covenants, including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness.  The Company was in  compliance  with all  covenants  at March 31,
2003.  The credit  agreement also contains  provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default,  as defined in the credit  agreement.  Borrowings  under the
Revolver,  at the  Company's  option,  bear interest at the bank's prime lending rate or at the London Interbank Offered Rate ("LIBOR") (1.29% at March 31, 2003)
plus   2.0%  for  non  cash   collateralized   borrowings   and  1.0%  for  cash
collateralized borrowings.

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

RELATED PARTY TRANSACTIONS
--------------------------

            Refer to Notes to Consolidated Financial Statements for a discussion of related party transactions.

                                 Page 22 of 26

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
-----------------------------------------------------

            Refer  to the  Company's  2002  Annual  Report  on Form  10-K  for a
discussion of the Company's critical accounting policies,  which include revenue recognition and accounts receivable,  marketable securities,  inventories,  real estate, discontinued operations, long-lived assets and pension plans. During the first quarter of 2003, there were no material changes to these policies.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

            Refer to Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
--------------------------

            Certain  statements in this Report on Form 10-Q and other statements made by the  Company or its  representatives  that are not  strictly  historical facts  are  "forward-looking"  statements  within  the  meaning  of the  Private
Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business  environment.  The  forward-looking  statements  are  based on  current expectations  and involve a number of known and unknown risks and  uncertainties that could cause the actual  results,  performance  and/or  achievements  of the
Company  to  differ   materially  from  any  future   results,   performance  or
achievements,  expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these  forward-looking  statements, and that in light of the significant  uncertainties  inherent in forward-looking statements,  the  inclusion  of such  statements  should  not be  regarded  as a representation  by the Company or any other person that the  objectives or plans of the Company will be  achieved.  The Company  also  assumes no  obligation  to publicly update or revise its forward-looking statements or to advise of changes in the assumptions  and factors on which they are based.  See the Company's 2002
Annual  Report on Form 10-K for a  discussion  of risk factors that could impact
our  future  financial   performance  and/or  cause  actual  results  to  differ
significantly from those expressed or implied by such statements.

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

                                 Page 23 of 26

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

                                       UNITED CAPITAL CORP.

Dated:  May 12, 2003                   By: /s/ Anthony J. Miceli
                                       -----------------------------------------
                                       Anthony J. Miceli
                                       Vice President, Chief Financial Officer
                                       and Secretary of the Company

                                 Page 24 of 26

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

Date: May 12, 2003

                                /s/ A. F. Petrocelli
                                ------------------------------------------------
                                A. F. Petrocelli
                                Chairman, President and Chief Executive Officer

                                 Page 25 of 26

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

Date: May 12, 2003

                             /s/ Anthony J. Miceli
                             ---------------------------------------------------
                             Anthony J. Miceli
                             Chief Financial Officer

                                 Page 26 of 26