Form 10-Q
period 2003-06-30
UNITED CAPITAL CORP /DE/
filed 2003-08-07
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ending              June 30, 2003
                               -------------------------------------------------

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

Common stock, $.10 par value 9,101,342 shares outstanding as of August 5, 2003.
       (4,550,671 shares before adjustment for a two-for-one stock split effective August 2003.
                 See Notes to Consolidated Financial Statements)

                                  Page 1 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of June 30, 2003 (Unaudited) and December 31, 2002                3

           Consolidated Statements of Income for the
           Three Months Ended June 30, 2003 and 2002 (Unaudited)             4

           Consolidated Statements of Income for the
           Six Months Ended June 30, 2003 and 2002 (Unaudited)               5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2003 and 2002 (Unaudited)           6 - 7

           Notes to Consolidated Financial Statements                   8 - 20

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               20 - 25

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK                                                      26

ITEM 4.    CONTROLS AND PROCEDURES                                          26

                            PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS              26

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 27

SIGNATURES                                                                  27

                                  Page 2 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                                 (In Thousands)

                                                                      2003        2002
                                                                    --------   ----------
Assets

Current assets:
   Cash and cash equivalents                                        $ 62,984   $ 48,893
   Marketable securities                                              31,299     25,893
   Notes and accounts receivable, net                                  7,541      5,715
   Inventories                                                         3,401      3,677
   Prepaid expenses and other current assets                             917      1,477
   Deferred income taxes                                                 628        207
   Current assets of discontinued operations                              26         73
                                                                    --------   --------

      Total current assets                                           106,796     85,935
                                                                    --------   --------

Property, plant and equipment, net                                     3,365      3,569
Real property held for rental, net                                    43,104     44,539
Investments in joint ventures                                         21,926     31,389
Noncurrent notes receivable                                            2,948      2,994
Other assets                                                           3,437      3,707
Noncurrent assets of discontinued operations                             536      4,414
                                                                    --------   --------

      Total assets                                                  $182,112   $176,547
                                                                    ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                             $  6,466   $  3,977
   Accounts payable and accrued liabilities                            8,902      9,262
   Dividends payable                                                   9,102          0
   Income taxes payable                                                7,769      5,260
   Current liabilities of discontinued operations                          0        446
                                                                    --------   --------

      Total current liabilities                                       32,239     18,945
                                                                    --------   --------

Long-term debt                                                         7,750     12,347
Other long-term liabilities                                           31,142     31,016
Deferred income taxes                                                  1,929      2,605
                                                                    --------   --------

      Total liabilities                                               73,060     64,913
                                                                    --------   --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,101 and 9,038 shares, respectively        910        904
   Retained earnings                                                 107,560    109,644
   Accumulated other comprehensive income, net of tax                    582      1,086
                                                                    --------   --------

      Total stockholders' equity                                     109,052    111,634
                                                                    --------   --------

      Total liabilities and stockholders' equity                    $182,112   $176,547
                                                                    ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part
of  these  statements.   Share  amounts  and  common  stock  at  par  have  been
retroactively adjusted to reflect the two-for-one stock split in August 2003.

                                  Page 3 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                   2003         2002
                                                                 ---------    --------

Revenues:
   Net sales                                                     $  8,326    $  9,021
   Rental revenues from real estate operations                      6,405       6,082
                                                                 --------    --------

                     Total revenues                                14,731      15,103
                                                                 --------    --------

Costs and expenses:
   Cost of sales                                                    5,820       6,458
   Real estate operations:
      Mortgage interest expense                                       267         368
      Depreciation expense                                            774         816
      Other operating expenses                                      2,148       1,885
   General and administrative expenses                              1,728       1,427
   Selling expenses                                                   874         931
                                                                 --------    --------

                     Total costs and expenses                      11,611      11,885
                                                                 --------    --------

   Operating income                                                 3,120       3,218
                                                                 --------    --------

Other income (expense):
   Interest and dividend income                                       582         324
   Interest expense                                                  (111)        (76)
   Other income and expense, net                                      845       1,892
                                                                 --------    --------

                     Total other income                             1,316       2,140
                                                                 --------    --------

   Income from continuing operations before income taxes            4,436       5,358

   Provision for income taxes                                       1,476       2,137
                                                                 --------    --------

   Income from continuing operations                                2,960       3,221
                                                                 --------    --------

Discontinued operations:
   Income from discontinued operations, net of tax
      provision of $81 and $205, respectively                         122         308
   Net gain on disposal of discontinued operations, net of tax
      provision of $249                                               375           0
                                                                 --------    --------

   Income from discontinued operations                                497         308
                                                                 --------    --------

   Net income                                                    $  3,457    $  3,529
                                                                 ========    ========

Basic earnings per share:
   Income from continuing operations                             $    .33    $    .35
   Income from discontinued operations                                .05         .03
                                                                 --------    --------
   Net income per share                                          $    .38    $    .38
                                                                 ========    ========

Diluted earnings per share:
   Income from continuing operations                             $    .27    $    .33
   Income from discontinued operations                                .05         .03
                                                                 --------    --------
   Net income per share assuming dilution                        $    .32    $    .36
                                                                 ========    ========
Dividends declared per share                                     $   2.00    $      0
                                                                 ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.  Per share amounts,  except dividends  declared,  have been retroactively adjusted to reflect the two-for-one stock split in August 2003.

                                  Page 4 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                    2003        2002
                                                                 --------    ---------

Revenues:
   Net sales                                                     $ 16,482    $ 17,261
   Rental revenues from real estate operations                     12,482      11,879
                                                                 --------    --------

                     Total revenues                                28,964      29,140
                                                                 --------    --------

Costs and expenses:
   Cost of sales                                                   11,880      12,761
   Real estate operations:
      Mortgage interest expense                                       553         735
      Depreciation expense                                          1,554       1,645
      Other operating expenses                                      4,213       3,577
   General and administrative expenses                              3,165       2,801
   Selling expenses                                                 1,740       1,840
                                                                 --------    --------

                     Total costs and expenses                      23,105      23,359
                                                                 --------    --------

   Operating income                                                 5,859       5,781
                                                                 --------    --------

Other income (expense):
   Interest and dividend income                                       915         881
   Interest expense                                                  (219)       (242)
   Other income and expense, net                                    1,474       4,389
                                                                 --------    --------

                     Total other income                             2,170       5,028
                                                                 --------    --------

   Income before income taxes                                       8,029      10,809

   Provision for income taxes                                       2,847       4,139
                                                                 --------    --------

   Income from continuing operations                                5,182       6,670
                                                                 --------    --------

Discontinued operations:
   Income  from discontinued operations,
      net of tax provision of $175 and $412, respectively             262         617
   Net gain on disposal of discontinued operations, net of tax
      provision of $1,006                                           1,509           0
                                                                 --------    --------

   Income from discontinued operations                              1,771         617
                                                                 --------    --------

   Net income                                                    $  6,953    $  7,287
                                                                 ========    ========

Basic earnings per share:
   Income from continuing operations                             $    .57    $    .72
   Income from discontinued operations                                .20         .07
                                                                 --------    --------
   Net income per share                                          $    .77    $    .79
                                                                 ========    ========

Diluted earnings per share:
   Income from continuing operations                             $    .49    $    .67
   Income from discontinued operations                                .16         .06
                                                                 --------    --------
   Net income per share assuming dilution                        $    .65    $    .73
                                                                 ========    ========
Dividends declared per share                                     $   2.00    $      0
                                                                 ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.  Per share amounts,  except dividends  declared,  have been retroactively adjusted to reflect the two-for-one stock split in August 2003.

                                  Page 5 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                2003        2002
                                                                              -------     --------

Cash flows from operating activities:
   Net income                                                                $  6,953    $  7,287
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                          1,945       2,282
         Net loss on sale of available-for-sale securities                          0       1,005
         Net loss (gain) on sale of real estate assets                            152      (5,674)
         Equity in earnings of joint ventures                                    (533)       (337)
         Net gain on disposal of discontinued operations                       (2,515)          0
         Net realized and unrealized (gain) loss on derivative instruments       (982)        255
         Proceeds from sale of trading securities                                 884           0
         Net realized and unrealized gain on trading securities                   (57)          0
         Changes in assets and liabilities  (A)                                  (213)      3,116
                                                                             --------    --------

                     Net cash provided by operating activities                  5,332       7,934
                                                                             --------    --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                   (6,490)     (2,099)
   Proceeds from sale of available-for-sale securities                              0         268
   Proceeds from sale of real estate assets                                     6,541       6,419
   Proceeds from sale of derivative instruments                                   954           0
   Purchase of derivative instruments                                               0      (1,930)
   Purchase of note receivable                                                      0      (2,955)
   Acquisition of property, plant and equipment                                  (132)       (112)
   Principal payments on notes receivable                                          59           3
   Acquisition of/additions to real estate assets                                (132)       (124)
   Distributions from joint ventures, net of capital contributions              9,996         389
                                                                             --------    --------

                     Net cash provided by (used in) investing activities       10,796        (141)
                                                                             --------    --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                                (2,108)     (2,104)
   Net repayments under credit facilities                                           0        (350)
   Purchase and retirement of common shares                                      (771)     (1,720)
   Proceeds from exercise of stock options                                        842         337
                                                                             --------    --------

                     Net cash used in financing activities                     (2,037)     (3,837)
                                                                             --------    --------

Net increase in cash and cash equivalents                                      14,091       3,956

Cash and cash equivalents, beginning of period                                 48,893      68,170
                                                                             --------    --------

Cash and cash equivalents, end of period                                     $ 62,984    $ 72,126
                                                                             ========    ========

                                  Page 6 of 27

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (CONTINUED)
                                   (UNAUDITED)

                                                                             2003       2002
                                                                          ---------  ---------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

          Interest                                                           $658       $889
                                                                           ======     ======

          Taxes                                                            $3,542     $3,651
                                                                           ======     ======

         (A) Changes in assets and liabilities for the six months ended June 30,
         2003 and 2002 are as follows:

                                                                             2003       2002
                                                                          ---------  ---------

          Accounts receivable, net                                        ($1,839)   ($  356)
          Inventories                                                         276        913
          Prepaid expenses and other current assets                            40         21
          Deferred income taxes                                              (826)     2,135
          Other assets                                                        232       (460)
          Accounts payable and accrued liabilities                           (332)     2,347
          Income taxes payable                                              2,509     (2,460)
          Other long-term liabilities                                         126      1,015
          Discontinued operations - noncash charges and working capital
             changes                                                         (399)       (39)
                                                                          -------    -------

                   Total                                                  ($  213)   $ 3,116
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

DIVIDENDS

            On June 10, 2003,  the Board of Directors of the Company  declared a special  one-time cash dividend of $2.00 per common share to all stockholders of record as of June 20,  2003.  The  declaration  of such  dividend  is within the discretion  of the Board of  Directors.  While the  Company  does not  currently expect to pay additional  dividends in the future,  the Board of Directors could re-evaluate this position in the future.  This dividend,  totaling  $9,102,  was paid on July 10, 2003.

STOCK SPLIT

            On June 10,  2003,  the  Company's  Board of  Directors  unanimously adopted an amendment to the Company's  Articles of Incorporation to increase the number of authorized  shares of the Company's  Common Stock from 7,500 to 17,500 shares,  subject to stockholder  approval.  The Company received the approval of this amendment by a majority of it's stockholders on August 4, 2003 and, on that date,  declared a two-for-one  stock split to  stockholders  of record as of the close of business on August 15, 2003 payable on or about  August 29,  2003.  All references  to the  number  of  shares of common  stock,  per share  prices  and earnings per share amounts in the accompanying Consolidated Financial Statements and notes  included  in the  Quarterly  Report on Form 10-Q for the  current and prior periods have been adjusted to reflect the split on a retroactive basis.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  Page 8 of 27

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

            In  November  2002,  the FASB  issued  FASB  Interpretation  No. 45,
"Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including
Indirect  Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon  issuance of a guarantee,  a guarantor  must  recognize a liability for the fair value of an  obligation  assumed  under a guarantee.  FIN 45 also  requires additional  disclosures  by a  guarantor  in its  interim  and annual  financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition  provisions  of FIN 45 are effective  for any  guarantees  issued or modified after December 31, 2002. The disclosure  requirements are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. As a result of adopting the  disclosure  provisions of FIN 45, the Company has provided  additional  disclosures  herein as required (See  "Investments  in
Joint Ventures").

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
FIN 46 changes that by requiring a variable  interest  entity to be consolidated by a company if that  company is subject to a majority  of the risk of loss from the variable interest  entity's  activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable  interest entities created or acquired after January 31,
2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable  interest  entity was  established.  The Company

                                  Page 9 of 27

adopted FIN 46 effective  January 31,  2003.  The adoption of FIN 46 has not had and is not  expected  to  have a  material  impact  on the  Company's  financial position or results of operations.

            In  April  2003,  the FASB  released  SFAS No.  149,  "Amendment  of
Statement 133 on Derivative  Instruments and Hedging  Activities."  SFAS No. 149
clarifies  under what  circumstances  a contract with an initial net  investment meets  the  characteristics  of  a  derivative,  amends  the  definition  of  an underlying  contract,  and  clarifies  when a  derivative  contains a  financing component in order to increase the  comparability of accounting  practices under
SFAS No. 133. The statement is effective for contracts  entered into or modified after June 30, 2003,  and for hedging  relationships  designated  after June 30,
2003. The adoption of SFAS No. 149 is not expected to have a material  impact on the Company's financial position or results of operations.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS  No.  150").  SFAS  No.  150  establishes  standards  for  how an  issuer classifies and measures certain financial  instruments with  characteristics  of both  liabilities  and equity.  It requires that an issuer  classify a financial instrument  that is  within  its  scope  as a  liability  (or an  asset  in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first interim period  beginning after June 15, 2003,  except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No.
150 is not  expected  to  have a  material  impact  on the  Company's  financial position or results of operations.

MARKETABLE SECURITIES

            The cost, gross unrealized  gains,  gross unrealized losses and fair market value of marketable  securities by type at June 30, 2003 and December 31,
2002 are as follows:

                                                    Gross            Gross            Fair
                                                  unrealized       unrealized        market
                    June 30, 2003:       Cost        gains           losses          value
                                       --------   ----------       ----------       ---------

         Available-for-sale:
               Equity securities       $30,399      $1,658          ($763)           $31,294
               Bonds                         5           0              0                  5
                                       -------      ------         -------           -------

                                       $30,404      $1,658          ($763)           $31,299
                                       =======      ======         =======           =======

                                                    Gross            Gross            Fair
                                                  unrealized       unrealized        market
                December 31, 2002:       Cost        gains           losses          value
                                       --------   ----------       ----------       ---------

         Available-for-sale:
               Equity securities       $23,389      $2,119          ($447)           $25,061
               Bonds                         5           0              0                  5
                                       -------      ------          ------           -------
                                        23,394       2,119           (447)            25,066

         Trading:
               Equity securities           792          35              0                827
                                       -------      ------         -------           -------
                                       $24,186      $2,154          ($447)           $25,893
                                       =======      ======         =======           =======

            Included in marketable  securities at June 30, 2003 and December 31,
2002 was $23,751 and $20,402,  respectively, of common stock at fair value, in a publicly-traded company for which the Board Chairman and another Director of the
Company are directors.

                                 Page 10 of 27

            Proceeds from the sale of available-for-sale  and trading securities and the resulting gross realized gains and losses included in the  determination of net income for the six months ended June 30, 2003 and 2002 are as follows:

                                                   2003            2002
                                                   ----            ----
          Available-for-sale securities:
             Proceeds                             $     0        $   268
             Gross realized losses                      0         (1,005)
          Trading securities:
             Proceeds                             $   884        $     0
             Gross realized gains                      57              0

INVENTORIES

            The components of inventories are as follows:

                                    June 30, 2003      December 31, 2002
                                    -------------      -----------------

                  Raw materials        $1,657               $1,765
                  Work in process         457                  367
                  Finished goods        1,287                1,545
                                       ------               ------
                                       $3,401               $3,677
                                       ======               ======

REAL ESTATE

Property sales:
---------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards  No. 144,  "Accounting  for the  Impairment or Disposal of
Long-Lived  Assets"  ("SFAS No. 144") in 2002.  SFAS No. 144  requires  that the operating  results  through  the  date of  sale,  as well as the  gains on sales generated on properties sold or held for sale, that meet the criteria of being a component of an entity, shall be reclassified as discontinued operations for all periods  presented.  As the statement  requires  implementation on a prospective basis, properties which were identified as held for sale prior to implementation are presented in the Consolidated  Financial  Statements in a manner  consistent with the prior periods' presentation.

            During the six months  ended June 30,  2003,  the  Company  sold six commercial  properties  from its real estate  investment and management  segment which had a total net book  value of  $3,676.  The  properties  were sold for an aggregate  sales price of $3,369,  resulting in losses of ($185) on a net of tax basis.  The Company also sold a shopping center from its real estate  investment and  management  segment which had a total net book value of $136.  The property was sold for an aggregate sales price of $3,020, resulting in gains of $1,730 on a net of  tax  basis.  One  shopping  center  from  the  Company's  real  estate investment and  management  segment was donated during the first quarter of 2003 which had a total net book value of $60. The Company  received no proceeds  from the donation and recorded a loss of ($36) on a net of tax basis.

            The results of operations for these properties for the three and six months  ended  June 30,  2003 and 2002 have been  reclassified  to  discontinued
operations, on a net of tax basis, in accordance with SFAS No. 144. In addition,
the  assets  and  liabilities   associated  with  these   properties  have  been
reclassified to  discontinued  operations in the  Consolidated  Balance Sheet at
December 31, 2002.  These amounts  primarily  consist of real  property,  net of accumulated  depreciation,  rents  receivable,  prepaid or accrued charges,  and mortgage obligations, if any.

                                 Page 11 of 27

            Summarized  financial  information for properties sold and accounted for as discontinued  operations for the three and six months ended June 30, 2003 and 2002, respectively, is as follows:

                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                                   --------                --------

                                                2003       2002       2003        2002
                                                ----       ----       ----        ----

Rental revenues from real estate operations   $   214    $   529    $   468    $ 1,068
Mortgage interest expense                           0        (14)        (4)       (31)
Depreciation expense                                0         (5)         0        (11)
Other operating expenses                          (18)       (24)       (30)       (47)
                                              -------    -------    -------    -------

Income from operations                        $   196    $   486    $   434    $   979
                                              =======    =======    =======    =======

Properties held for sale:
------------------------

            As of June 30, 2003, in accordance  with the  provisions of SFAS No.
144, the Company  considered a total of six commercial  properties from its real estate and  investment  management  segment to be held for sale and  reported as discontinued operations.

            In accordance with SFAS No. 144, the results of operations for these properties  for the three and six months  ended June 30, 2003 and 2002 have been reclassified  to  discontinued  operations,  on a  net  of  tax  basis,  in  the
Consolidated  Statements  of Income.  In  addition,  the assets and  liabilities associated with these properties,  which primarily consist of real property, net of accumulated depreciation,  rents receivable,  prepaid or accrued charges, and mortgage obligations,  if any, have been reclassified to discontinued operations in the Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

            Summarized  financial  information  for properties held for sale and accounted for as discontinued operations for the three and six months ended June
30, 2003 and 2002, respectively, is as follows:

                                                   Three Months Ended Six Months Ended
                                                         June 30,       June 30,
                                                         --------       --------
                                                      2003    2002    2003    2002
                                                      ----    ----    ----    ----

       Rental revenues from real estate operations   $ 13    $ 38    $ 19    $ 75
       Depreciation expense                            (3)     (7)     (5)    (15)
       Other operating expenses                        (3)     (4)    (11)    (10)
                                                     ----    ----    ----    ----

       Income from operations                        $  7    $ 27    $  3    $ 50
                                                     ====    ====    ====    ====

                                 Page 12 of 27

INVESTMENTS IN JOINT VENTURES

            Investments in joint  ventures  consist of the following at June 30,
2003 and December 31, 2002:

                                                      2003         2002
                                                      ----         ----

            Investment in hotel ventures (a)        $13,808      $23,128
            Lease financing (b)                       8,118        8,261
                                                    -------      -------
                                                    $21,926      $31,389
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
            Accordingly,  the fair value of this  guarantee was determined to be insignificant and, therefore, no liability has been recorded.

            In January  2003,  the Company  purchased a 50%  interest in a joint venture (the "Quebec  Venture") for $6,114 together with Prime.  The
            Quebec Venture owns and operates a hotel in Quebec, Canada. In March
            2003,  the Company and Prime each sold a 10%  interest in the Quebec
            Venture to an unrelated  third  party,  at cost.  In July 2003,  the
            Quebec Venture entered into an $8.2 (Canadian)  mortgage loan with a
            Canadian Bank,  secured by the underlying hotel. The proceeds of the loan were distributed to the partners of the Quebec Venture based on
            their  ownership   interest,   thereby   reducing  their  respective
            investment.

            The equity method of accounting  is used for  investments  in 20% to
            50% owned  joint  ventures  in which the  Company has the ability to exercise significant influence, but not control. Under the operating agreements of the Hotel Venture and Quebec Venture,  all significant operating  and capital  decisions  are made  jointly  and  operating
            profits  are   allocated   based  on  ownership   interests.   These
            investments  were  initially  recorded at cost and are  subsequently adjusted for equity in earnings (losses) and cash  contributions and distributions.  The  Company's  equity in  earnings  of these  hotel ventures  was $113 and $288 for the three and six months  ended June
            30, 2003, respectively.

                                 Page 13 of 27

            Summarized  financial  information  of  the  hotel  ventures  is  as follows:

                                                           June 30, 2003   December 31, 2002
                                                           -------------   -----------------

             Balance Sheet:
                Property, plant and equipment, net            $60,205           $46,397
                                                              =======           =======
                Current assets                                 $3,637              $347
                                                              =======           =======
                Current liabilities                            $3,083              $500
                                                              =======           =======
                Long-term liabilities                         $24,410              $0
                                                              =======           =======

                                              Three Months Ended       Six Months Ended
                                                 June 30, 2003          June 30, 2003
                                                 -------------          -------------

             Statement of Operations:
                Revenues                            $6,010                 $8,869
                Expenses                            (5,615)                (8,248)
                                                    ------                 -------
                Operating income                      $395                   $621
                                                    ======                 ======

            The accounts of the Quebec Venture are recorded in Canadian  dollars and are translated into U.S. dollars,  the reporting currency of the
            Quebec  Venture.  Translation  adjustments  relating  to  results of operations are generally included in the equity in earnings reported by the Company while the  translation  of balance sheet  accounts do not generally affect the Company's investment in joint venture.

       (b)  Lease   financing   consists  of  a  50.0%  interest  in  a  limited
            partnership  whose  principal  assets are two  distribution  centers leased to Kmart  Corporation  ("Kmart"),  which are accounted for as leveraged  leases.  The Company's  share of income arising from this investment  was $245 and $337 for the six months ended June 30, 2003 and 2002,  respectively,  and is  included  in rental  income in the
            Consolidated Statements of Income.

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

            Management maintains a diversified portfolio of cash equivalents and investments  in a variety of  securities,  primarily  U.S.  investments  in both common and  preferred  equity  issues  and  participates  on a limited  basis in transactions involving derivative financial  instruments,  including short stock sales and put and/or call options.  At June 30, 2003 and December 31, 2002,  the

                                 Page 14 of 27

fair value of such  derivatives  was ($94) and  ($122),  respectively,  which is recorded as a  component  of accounts  payable  and accrued  liabilities  in the
Consolidated  Balance  Sheets.  These  instruments  do  not  qualify  for  hedge accounting and therefore changes in the derivatives fair value are recognized in earnings.  The Company recognized $982 and ($255) in net realized and unrealized gains  (losses) from  derivative  instruments  for the six months ended June 30,
2003 and 2002, respectively, which are included in other income and expense, net in the Consolidated Statements of Income.

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

            The Company's two hotel  properties,  as well as the hotels owned by the Hotel Venture and Quebec  Venture,  are managed by Prime, a  publicly-traded company for which the Board  Chairman  and  another  Director of the Company are directors.  Fees paid for the  management of the Company's two hotel  properties are based upon a percentage  of revenue and were  approximately  $32 and $48 for the six months ended June 30, 2003 and 2002,  respectively.  See "Investments in
Joint Ventures." Included in marketable securities at June 30, 2003 and December
31, 2002 was $23,751 and $20,402,  respectively,  of common stock in Prime which
represents   approximately  7.9%  and  5.6%  of  Prime's   outstanding   shares,
respectively.  During the first six months of 2003,  the  Company  purchased  an additional 1,036 shares of the common stock of Prime for $5,941.

            Two  son-in-laws  of the Board Chairman are employed by the Company.
Each serves as a Vice  President in the Company's  real estate  operations  with responsibilities  for  management of the Company's real estate  portfolio.  Each received a total salary and bonus of $210 for 2002.

COMMITMENTS AND CONTINGENCIES

            The  Company  is a  lessor  of  eight  department  stores  that  are currently  leased to Kmart,  which filed for protection  under Chapter 11 of the
U.S.  Bankruptcy Code on January 22, 2002. In addition,  the Company holds a 50%
interest in a joint  venture  that owns two  distribution  centers that are also leased to Kmart. As part of its  reorganization,  Kmart announced the closure of approximately  600  of  its  stores  during  the  past  year.  Kmart's  plan  of reorganization was approved and became effective in May 2003 with no significant adverse effects to the Company.

            The Company has undertaken the completion of  environmental  studies and/or  remedial  action  at  Metex'  (as  hereafter  defined)  two  New  Jersey facilities.  The Company has  recorded a  liability,  which is included in other
long-term  liabilities,   in  the  Consolidated  Financial  Statements  for  the
estimated potential remediation costs at these facilities.

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

                                 Page 15 of 27

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

STOCKHOLDERS' EQUITY

            The Board of Directors  declared a special one-time cash dividend of
$2.00 per  common  share to all  stockholders  of  record  as of June 20,  2003, payable on July 10, 2003.  The Company has not paid cash  dividends in the past.
The  declaration  of such  dividends  is within the  discretion  of the Board of
Directors.  While  the  Company  does not  currently  expect  to pay  additional dividends in the future,  the Board of Directors could re-evaluate this position in the future.

            On June 10,  2003,  the  Company's  Board of  Directors  unanimously adopted an amendment to the Company's  Articles of Incorporation to increase the number of authorized  shares of the Company's  Common Stock from 7,500 to 17,500 shares,  subject to stockholder  approval.  The Company received the approval of this amendment by a majority of it's stockholders on August 4, 2003 and, on that date,  declared a two-for-one  stock split to  stockholders  of record as of the close of business on August 15, 2003 payable on or about  August 29,  2003.  All references  to the  number  of  shares of common  stock,  per share  prices  and earnings per share amounts in the accompanying Consolidated Financial Statements and notes  included  in the  Quarterly  Report on Form 10-Q for the  current and prior periods have been adjusted to reflect the split on a retroactive basis.

            Previous  purchases of the  Company's  common stock have reduced the
Company's  additional  paid-in-capital  to zero  and  accordingly  current  year purchases in excess of par value have reduced retained earnings.  During the six months ended June 30, 2003 and 2002,  the Company  purchased  and retired 44 and

                                 Page 16 of 27

142 shares of the  Company's  common  stock for $771 and  $1,720,  respectively.
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

                                                    Three Months Ended     Six Months
                                                          June 30,        Ended June 30,
                                                          --------        --------------

                                                       2003    2002      2003      2002
                                                       ----    ----      ----      ----

Numerator:
   Income from continuing operations                  $2,960   $3,221   $5,182   $6,670
                                                      ======   ======   ======   ======
Denominator:
   Denominator for basic earnings per
           share - weighted-average shares             9,023    9,174    9,026    9,209
Effect of dilutive securities:
   Employee stock options                              1,768      746    1,632      706
                                                      ------   ------   ------   ------
   Denominator for diluted earnings per
           share - adjusted weighted-average shares
           and assumed conversions                    10,791    9,920   10,658    9,915
                                                      ======   ======   ======   ======

Basic earnings per share - continuing operations      $  .33   $  .35   $  .57   $  .72
                                                      ======   ======   ======   ======

Diluted earnings per share - continuing operations    $  .27   $  .33   $  .49   $  .67
                                                      ======   ======   ======   ======

            Earnings per share and weighted average shares outstanding have been adjusted to reflect the two-for-one stock split effective in August 2003.

            Employee  stock  options  to  purchase  758  and  58  shares  of the
Company's  common  stock  that  were  outstanding  at June 30,  2003  and  2002, respectively, were not included in the computation of diluted earnings per share in all periods presented because their effect would have been anti-dilutive.

STOCK-BASED COMPENSATION

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

                                 Page 17 of 27

            The  following  table  illustrates  the  effect  on net  income  and earnings per share had the Company applied the fair value recognition provisions of  Statement  of  Financial  Accounting  Standards  No.  123,  "Accounting  for
Stock-Based Compensation," to stock-based employee compensation.

                                                Three Months          Six Months
                                               Ended June 30,        Ended June 30,

                                                2003     2002     2003          2002
                                                ----     ----     ----          ----

Net income, as reported                        $3,457   $3,529   $6,953   $   7,287
Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects        (586)    (500)  (1,134)       (952)
                                               ------   ------   ------   ---------
Pro forma net income                           $2,871   $3,029   $5,819   $   6,335
                                               ======   ======   ======   =========
Earnings per share:
          Basic - as reported                    $.38     $.38     $.77        $.79
                                               ======   ======   ======   =========
          Basic - pro forma                      $.32     $.33     $.64        $.69
                                               ======   ======   ======   =========

          Diluted - as reported                  $.32     $.36     $.65        $.73
                                               ======   ======   ======   =========
          Diluted - pro forma                    $.27     $.32     $.56        $.66
                                               ======   ======   ======   =========

            Earnings  per  share  and  weighted  shares  outstanding  have  been adjusted to reflect the two-for-one stock split effective in August 2003.

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

            The weighted-average  option fair values and the assumptions used to estimate these values for grants issued during 2003 and 2002 are as follows:

                                                          2003              2002
                                                          ----              ----

          Expected life (years)                               5                 5
          Risk free interest rate                          2.2%              4.4%
          Expected volatility                             33.7%             34.2%
          Dividend yield                                   0.0%              0.0%
          Weighted-average option fair value              $7.26             $4.59

                                 Page 18 of 27

COMPREHENSIVE INCOME (LOSS)

            The components of comprehensive income (loss) are as follows:

                                                                     Three Months         Six Months
                                                                    Ended June 30,       Ended June 30,
                                                                    --------------       --------------
                                                                    2003      2002       2003     2002
                                                                    ----      ----       ----     ----

Net income                                                        $ 3,457   $ 3,529    $ 6,953    $ 7,287

Other comprehensive income (loss), net of tax:
   Change in net unrealized gain (loss) on available-for
   sale securities, net of tax (provision) benefit of ($2,188),
   $127, $272 and ($1,787), respectively                            4,064      (237)      (504)     3,319

   Change in fair value of cash flow hedge, net of tax
   provision of $0, ($1), $0 and ($4), respectively                     0         2          0          5
                                                                  -------   -------    -------    -------

Comprehensive income                                              $ 7,521   $ 3,294    $ 6,449    $10,611
                                                                  =======   =======    =======    =======

            Accumulated  other  comprehensive  income  as of June  30,  2003 and
December  31,  2002  consists  of a net  unrealized  gain on  available-for-sale securities  of  $582  and  $1,086,  net of  tax  provision  of  $313  and  $586, respectively.

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

            Operating results of the Company's business segments are as follows:

                                               Three Months             Six Months
                                              Ended June 30,           Ended June 30,
                                              --------------           --------------
                                              2003       2002        2003         2002
                                              ----       ----        ----         ----

Net revenues and sales:
   Real estate investment and management   $  6,405    $  6,082    $ 12,482    $ 11,879
   Engineered products                        8,326       9,021      16,482      17,261
                                           --------    --------    --------    --------

                                           $ 14,731    $ 15,103    $ 28,964    $ 29,141
                                           ========    ========    ========    ========

Operating income:
   Real estate investment and management   $  3,216    $  3,013    $  6,162    $  5,922
   Engineered products                          834         851       1,312       1,074
   General corporate expenses                  (930)       (646)     (1,615)     (1,215)
                                           --------    --------    --------    --------

                                              3,120       3,218       5,859       5,781

Other income, net                             1,316       2,140       2,170       5,028
                                           --------    --------    --------    --------

Income from continuing operations before
   income taxes                            $  4,436    $  5,358    $  8,029    $ 10,809
                                           ========    ========    ========    ========

                                 Page 19 of 27

USE OF ESTIMATES

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

            Total  revenues  for the quarter  ended June 30,  2003 were  $14,731 resulting in  operating  income of $3,120  versus total  revenues of $15,103 and operating income of $3,218 during the comparable 2002 period. Net income for the three month period ended June 30, 2003 was $3,457 or $.38 per basic share versus
$3,529 or $.38 per basic share for the same period in 2002.

            Revenues  for the six  months  ended  June  30,  2003  were  $28,964 compared to comparable  2002 revenues of $29,140.  Operating  income for the six months  ended June 30, 2003 was $5,859  versus  $5,781 for the  comparable  2002 period. Net income for the six months ended June 30, 2003 was $6,953 or $.77 per basic  share  compared  to net income of $7,287 or $.79 per basic  share for the same period in 2002.

REAL ESTATE INVESTMENT AND MANAGEMENT

            Rental  revenues  from real estate  operations  remained  relatively consistent with the prior year, totaling $6,405 for the three month period ended
June 30,  2003  versus  $6,082 in the same 2002  period and  $12,482 for the six months ended June 30, 2003,  compared to $11,879 in 2002.  Rental  revenues from
2003  property  sales  and  properties  held for sale have  been  classified  as discontinued  operations  in  accordance  with  SFAS No.  144.  The  results  of operations of properties  that have been sold and properties held for sale prior to the  implementation  of SFAS No. 144 have not been similarly  reclassified to discontinued operations.

            Mortgage  interest  expense  continues  to  decrease  as a result of continuing  mortgage  amortization.  Such expense  totaled $267 during the three month  period  ended June 30, 2003 a decline of 27.4% from $368  incurred in the

                                 Page 20 of 27

second  quarter  of 2002.  For the six  months  ended  June 30,  2003,  mortgage interest expense was $553 compared to $735 for the corresponding  2002 period, a decline of 24.8% or $182.

            Depreciation expense associated with real properties held for rental decreased $42 or 5.1% and $91 or 5.5%, respectively, for the three and six month periods ended June 30, 2003  compared to the same periods in 2002.  Such decline was  primarily  due  to  reduced  depreciation  expense  associated  with  fully depreciated  properties  and  properties  sold in 2002 and not  accounted for as discontinued operations. Depreciation expense from property sales and properties held for  sale in 2003  has been  reclassified  as  discontinued  operations  in accordance with SFAS No. 144. Such expense on property sales and properties held for sale prior to the  implementation  of SFAS No.  144 have not been  similarly reclassified to discontinued operations.

            Other  operating  expenses  associated  with the  management of real properties  increased  $263 or 14.0% for the three month  period  ended June 30,
2003 and $636 or 17.8% for the six month period ended June 30, 2003, compared to the  comparable  periods in 2002.  These  increases  are primarily the result of
increased   hotel  operating   expenses  and  increased   payroll  and  property
maintenance expenses, including insurance and real estate taxes.

ENGINEERED PRODUCTS

            The  Company's  engineered  products  segment  includes  Metex  Mfg.
Corporation  ("Metex")  and AFP  Transformers,  LLC  ("AFP  Transformers").  The
operating results of the engineered products segment are as follows:

                                               Three Months        Six Months
                                               Ended June 30,     Ended June 30,
                                               --------------     --------------

                                                2003     2002     2003     2002
                                                ----     ----     ----     ----

Net sales                                      $8,326   $9,021   $16,482   $17,261
                                               ======   ======   =======   =======

Cost of sales                                  $5,820   $6,458   $11,880   $12,761
                                               ======   ======   =======   =======

Selling, general and administrative expenses   $1,672   $1,712   $ 3,290   $ 3,426
                                               ======   ======   =======   =======

Operating income                               $  834   $  851   $ 1,312   $ 1,074
                                               ======   ======   =======   =======

            Net sales of the engineered  products  segment for the three and six
months  ended  June  30,  2003   decreased  7.7%  or  $695  and  4.5%  or  $779,
respectively,  compared with the results of the corresponding 2002 period. These declines  primarily  result from weakened  demand for the  Company's  engineered component  and  transformer  product  lines  which  continue  to suffer from the effects of the struggling economy.

            Cost of sales as a  percentage  of sales  decreased  1.7% and  1.8%, respectively,  for the three and six months ended June 30, 2003, compared to the corresponding  period in 2002,  principally  due to the  implementation  of cost containment measures and the mix of products sold.

            Selling,  general  and  administrative  expenses  of the  engineered products  segment for the three and six months ended June 30, 2003 decreased $40 or 2.3% and $136 or 4.0%,  respectively,  versus the  comparable  2002  periods.
These decreases are primarily the result of lower selling expenses which are the result of lower net sales, as noted above.

                                 Page 21 of 27

GENERAL AND ADMINISTRATIVE EXPENSES

            General  and   administrative   expenses  not  associated  with  the
manufacturing  operations  for the  three and six  months  ended  June 30,  2003 increased  $284 or  43.9%  and $400 or  32.9%,  respectively,  compared  to such expenses incurred for the comparable 2002 period. These increases are mainly due to higher pension related expenses and salary and salary related expenses.

OTHER INCOME AND EXPENSE, NET

            The components of other income and expense,  net in the Consolidated
Statements of Income are as follows:

                                                          Three Months          Six Months
                                                          Ended June 30,      Ended June 30,
                                                          --------------      --------------

                                                           2003    2002        2003     2002
                                                           ----    ----        ----     ----

Net gain on sale of real estate assets                  $    11   $   296    $   152   $ 5,674

Net loss on sale of available-for-sale securities             0         0          0    (1,005)

Net realized and unrealized gain on trading
      securities                                              0         0         57         0

Net realized and unrealized gain (loss) on derivative
      instruments                                           667     1,607        982      (255)

Other, net                                                  167       (11)       283       (25)
                                                        -------   -------    -------   -------

                                                        $   845   $ 1,892    $ 1,474   $ 4,389
                                                        =======   =======    =======   =======

DISCONTINUED OPERATIONS

            Operating income from properties sold or held for sale and accounted for as  discontinued  operations was $122 and $262 on a net of tax basis for the three and six months  ended June 30, 2003,  versus $308 and $617,  respectively, for the comparable  2002 periods.  Prior year amounts have been  reclassified to reflect  results of  operations of real  properties  sold or held for sale as of
June 30, 2003 as discontinued  operations.  Net gains on the sale of real estate
assets   accounted  for  as  discontinued   operations  were  $375  and  $1,509,
respectively  on a net of tax basis for the three and six months  ended June 30,
2003.  Prior to the  adoption of SFAS No. 144,  gains or losses on sales of real estate assets were not accounted for as a component of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

            The Company  experienced a net cash inflow from operations of $5,332 for the six months  ended June 30, 2003 versus  $7,934 for the six months  ended
June 30, 2002. The $2,602 decrease in operating cash flow primarily results from lower net gains on the sale of real  estate  assets  and is offset by changes in working capital.  The components of the working capital changes are set forth in detail in the Consolidated Statements of Cash Flows.

                                 Page 22 of 27

            For the six months  ended June 30,  2003,  $10,796  was  provided by investing  activities  which  consisted  primarily  of  net  distributions  from investments in joint  ventures of $9,996,  proceeds from the sale of real estate assets of $6,541, as well as proceeds from the sale of derivative instruments of
$954. This was offset by purchases of available for-sale securities of $6,490.

            For the six months ended June 30,  2002,  $141 was used in investing
activities   which   consisted   primarily   of  $1,831  in  net   purchases  of
available-for-sale securities, $1,930 of purchases of derivative instruments and
$2,995 to purchase a note receivable.  This was offset by proceeds from the sale of real estate assets of $6,419.

            Net cash used in financing  activities  was $2,037 and $3,837 during the six months ended June 30, 2003 and 2002, respectively. This use of cash flow was primarily  attributable to debt reduction and the purchase and retirement of the Company's common stock,  partially offset by cash proceeds from the exercise of stock options.

            At June 30, 2003, the Company's cash and marketable  securities were
$94.3  million  and  working  capital  was $74.6  million  compared  to cash and marketable  securities of $74.8 million and working  capital of $67.0 million at
December 31, 2002.  Management  continues to believe that the real estate market is overvalued and  accordingly  recent  acquisitions  have been limited to those select  properties  that meet the Company's  stringent  financial  requirements.
Management  believes  that the  available  working  capital along with the $80.0 million of availability on the revolving credit facility,  discussed below, puts the Company in an opportune position to fund acquisitions and grow its portfolio of real estate properties if and when attractive long-term  opportunities become available.

            On June 10, 2003,  the Board of Directors of the Company  declared a special  one-time cash dividend of $2.00 per common share to all stockholders of record as of June 20,  2003.  The  declaration  of such  dividend  is within the discretion  of the Board of  Directors.  While the  Company  does not  currently expect to pay additional  dividends in the future,  the Board of Directors could re-evaluate this position in the future.  This dividend,  totaling  $9,102,  was paid on July 10, 2003.

            On June 10,  2003,  the  Company's  Board of  Directors  unanimously adopted an amendment to the Company's  Articles of Incorporation to increase the number of authorized  shares of the Company's  Common Stock from 7,500 to 17,500 shares,  subject to stockholder  approval.  The Company received the approval of this amendment by a majority of it's stockholders on August 4, 2003 and, on that date,  declared a two-for-one  stock split to  stockholders  of record as of the close of business on August 15, 2003 payable on or about  August 29,  2003.  All references  to the  number  of  shares of common  stock,  per share  prices  and earnings per share amounts in the accompanying Consolidated Financial Statements and notes  included  in the  Quarterly  Report on Form 10-Q for the  current and prior periods have been adjusted to reflect the split on a retroactive basis.

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

                                 Page 23 of 27

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

            The  Company  is a  lessor  of  eight  department  stores  that  are currently  leased to Kmart  Corporation  ("Kmart"),  which filed for  protection under Chapter 11 of the U.S.  Bankruptcy  Code on January 22, 2002. In addition, the Company holds a 50% interest in a joint  venture that owns two  distribution centers  that are also  leased  to Kmart.  Kmart's  plan of  reorganization  was approved and became effective in May 2003 with no significant adverse effects to the Company.

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
At June 30, 2003,  eligibility under the Revolver was $80.0 million,  based upon the above terms and there were no amounts  outstanding  under the Revolver.  The credit agreement contains certain financial and restrictive covenants, including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness. The Company was in compliance with all covenants at June 30, 2003.
The credit agreement also contains provisions which allow the banks to perfect a security  interest in certain operating and real estate assets in the event of a default, as defined in the credit agreement.  Borrowings under the Revolver,  at the Company's  option,  bear interest at the bank's prime lending rate or at the
London  Interbank  Offered Rate ("LIBOR") (1.12% at June 30, 2003) plus 2.0% for non cash collateralized borrowings and 1.0% for cash collateralized borrowings.

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

            The Company has undertaken the completion of  environmental  studies and/or remedial  action at Metex' two New Jersey  facilities and filed an action against certain insurance  carriers seeking recovery of costs incurred and to be incurred in these  matters.  Settlements  have been reached with all carriers in this  matter.  See  Notes  to  Consolidated  Financial  Statements  for  further discussion of this matter.

            The Company is subject to various  litigation,  legal and regulatory matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such

                                 Page 24 of 27

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

            Refer  to the  Company's  2002  Annual  Report  on Form  10-K  for a
discussion of the Company's critical accounting policies,  which include revenue recognition and accounts receivable,  marketable securities,  inventories,  real estate, discontinued operations, long-lived assets and pension plans. During the first half of 2003, there were no material changes to these policies.

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

                                 Page 25 of 27

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

PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On  June  10,  2003,   the  Company  held  its  Annual   Meeting  of
Stockholders,   whereby  the   stockholders   elected   Directors  and  approved
performance criteria for the payment of bonuses to the Company's Chief Executive
Officer. The vote on such matters was as follows:

1.   ELECTION OF DIRECTORS:

                                              For                    Withheld
                                              ---                    --------
        A.F. Petrocelli                     4,104,708                128,497
        Howard M. Lorber                    4,104,708                128,497
        Robert M. Mann                      4,104,708                128,497
        Anthony J. Miceli                   4,104,708                128,497
        Arnold S. Penner                    4,104,708                128,497

2.   APPROVAL  OF  PERFORMANCE  CRITERIA  FOR  THE  PAYMENT  OF  BONUSES  TO THE
     COMPANY'S CHIEF EXECUTIVE OFFICER:

          FOR                                 AGAINST                 ABSTAIN
          ---                                 -------                 -------
         4,177,991                            42,896                   9,018

                                 Page 26 of 27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K.
          On June 10, 2003, the Company filed a current report on Form 8-K, with the Securities and Exchange Commission under Item 5.

     (b)  Exhibits
          31.1   Certification  of the Chief Executive  Officer Pursuant to Rule
                 13a-14
          31.2   Certification  of the Chief Financial  Officer Pursuant to Rule
                 13a-14
          32.1   Certification  of  the  Chief  Executive  Officer  Pursuant  to
                 Section 906 of Sarbanes-Oxley Act of 2002
          32.2   Certification  of  the  Chief  Financial  Officer  Pursuant  to
                 Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                    UNITED CAPITAL CORP.

Dated:  August 5, 2003              By: /s/Anthony J. Miceli
                                        ----------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company