Form 10-Q
period 2003-09-30
UNITED CAPITAL CORP /DE/
filed 2003-11-12
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003

                         COMMISION FILE NUMBER: 1-10104
                         ------------------------------

--------------------------------------------------------------------------------

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    04-2294493
             --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     9 Park Place, Great Neck, NY                            11021
     ----------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

                                  516-466-6464
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  and  Exchange Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The registrant had 9,079,342 shares of common stock, $.10 par value, outstanding as of November 10, 2003.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
                                                                                   ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of September 30, 2003 (Unaudited) and December 31, 2002....................3

           Consolidated Statements of Income for the
           Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)........4

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2003 and 2002 (Unaudited)................5-6

           Notes to Consolidated Financial Statements..............................7-16

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................16-21

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK...............................................................21

ITEM 4.    CONTROLS AND PROCEDURES...................................................21

                           PART II - OTHER INFORMATION

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    September 30, December 31,
                                                                         2003        2002
                                                                    ------------  ------------
                                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                          $ 60,257     $ 48,893
   Marketable securities                                                39,664       25,893
   Notes and accounts receivable, net                                    7,010        5,667
   Inventories                                                           3,914        3,677
   Prepaid expenses and other current assets                               636        1,477
   Deferred income taxes                                                  --            207
   Current assets of discontinued operations                                11          121
                                                                      --------     --------

      Total current assets                                             111,492       85,935
                                                                      --------     --------

Property, plant and equipment, net                                       3,209        3,569
Real property held for rental, net                                      42,372       44,515
Investments in joint ventures                                           20,009       31,389
Noncurrent notes receivable                                              2,935        2,994
Other assets                                                             3,300        3,707
Noncurrent assets of discontinued operations                               139        4,438
                                                                      --------     --------

      Total assets                                                    $183,456     $176,547
                                                                      ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                               $  6,157     $  3,977
   Accounts payable and accrued liabilities                             10,346        9,253
   Income taxes payable                                                  7,565        5,260
   Deferred income taxes                                                 2,017         --
   Current liabilities of discontinued operations                           12          455
                                                                      --------     --------

      Total current liabilities                                         26,097       18,945
                                                                      --------     --------

Long-term debt                                                           7,111       12,347
Other long-term liabilities                                             31,420       31,016
Deferred income taxes                                                    2,077        2,605
                                                                      --------     --------

      Total liabilities                                                 66,705       64,913
                                                                      --------     --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,079 and 9,038 shares, respectively          908          904
   Retained earnings                                                   110,103      109,644
   Accumulated other comprehensive income, net of tax                    5,740        1,086
                                                                      --------     --------

      Total stockholders' equity                                       116,751      111,634
                                                                      --------     --------

      Total liabilities and stockholders' equity                      $183,456     $176,547
                                                                      ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Share amounts and common stock at par have been retroactively adjusted to reflect the two-for-one stock split in August 2003.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended        Nine Months Ended
                                                                  September 30,           September 30,
                                                             ---------------------    ---------------------
                                                                2003        2002        2003         2002
                                                              --------    --------    ---------   ---------
Revenues:
    Net sales                                                 $  8,599    $  8,439    $ 25,081    $ 25,700
    Rental revenues from real estate operations                  5,886       5,864      18,346      17,723
                                                              --------    --------    --------    --------

          Total revenues                                        14,485      14,303      43,427      43,423
                                                              --------    --------    --------    --------

Costs and expenses:
    Cost of sales                                                5,849       6,010      17,729      18,771
    Real estate operations:
       Mortgage interest expense                                   252         299         802       1,034
       Depreciation expense                                        791         806       2,344       2,451
       Other operating expenses                                  2,155       1,871       6,370       5,448
    General and administrative expenses                          1,588       1,351       4,753       4,152
    Selling expenses                                               913         866       2,653       2,706
                                                              --------    --------    --------    --------

          Total costs and expenses                              11,548      11,203      34,651      34,562
                                                              --------    --------    --------    --------

          Operating income                                       2,937       3,100       8,776       8,861
                                                              --------    --------    --------    --------

Other income (expense):
    Interest and dividend income                                   445         545       1,360       1,426
    Interest expense                                              (110)       (112)       (329)       (354)
    Other income and expense, net                                  572       3,875       2,046       8,264
                                                              --------    --------    --------    --------

          Total other income                                       907       4,308       3,077       9,336
                                                              --------    --------    --------    --------

Income from continuing operations before income taxes            3,844       7,408      11,853      18,197

Provision for income taxes                                       1,225       1,867       4,064       5,998
                                                              --------    --------    --------    --------

Income from continuing operations                                2,619       5,541       7,789      12,199
                                                              --------    --------    --------    --------

Discontinued operations:
    Income from discontinued operations, net of income
       taxes of $4, $111, $186 and $530, respectively                5         167         279         796
    Net gain on disposal of discontinued operations, net of
       income taxes of $224, $118, $1,231 and $118,
       respectively                                                336         176       1,845         176
                                                              --------    --------    --------    --------

Income from discontinued operations                                341         343       2,124         972
                                                              --------    --------    --------    --------

Net income                                                    $  2,960    $  5,884    $  9,913    $ 13,171
                                                              ========    ========    ========    ========

Basic earnings per share:
    Income from continuing operations                         $    .29    $    .61    $    .86    $   1.33
    Income from discontinued operations                            .04         .04         .23         .10
                                                              --------    --------    --------    --------
    Net income per share                                      $    .33    $    .65    $   1.09    $   1.43
                                                              ========    ========    ========    ========

Diluted earnings per share:
    Income from continuing operations                         $    .24    $    .57    $    .73    $   1.23
    Income from discontinued operations                            .03         .03         .20         .10
                                                              --------    --------    --------    --------
    Net income per share assuming dilution                    $    .27    $    .60    $    .93    $   1.33
                                                              ========    ========    ========    ========

Dividends paid per share                                      $   --      $   --      $   2.00    $   --
                                                              ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Per share amounts, except dividends paid, have been retroactively adjusted to reflect the two-for-one stock split in August 2003.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             ------------------------
                                                                                2003          2002
                                                                             ---------     ----------

Cash flows from operating activities:
   Net income                                                                $  9,913      $ 13,171
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                          2,995         3,432
         Net (gain) loss on sale of available-for-sale securities                 (36)        1,005
         Net gain on sale of real estate assets                                  (152)       (5,674)
         Equity in earnings of joint ventures                                  (1,088)         (506)
         Net gain on disposal of discontinued operations, net of tax           (1,845)         (176)
         Net realized and unrealized gain on derivative instruments            (1,096)       (3,629)
         Proceeds from sale of trading securities                                 884          --
         Net realized gain on trading securities                                  (57)         --
         Changes in assets and liabilities  (A)                                    19         3,371
                                                                             --------      --------

                     Net cash provided by operating activities                  9,537        10,994
                                                                             --------      --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                   (7,062)      (10,641)
   Proceeds from sale of available-for-sale securities                            179           268
   Proceeds from sale of real estate assets                                     7,523         6,710
   Proceeds from sale of derivative instruments                                 1,584         3,912
   Purchase of derivative instruments                                            --          (8,843)
   Purchase of note receivable                                                   --          (2,955)
   Acquisition of property, plant and equipment                                  (229)         (153)
   Principal payments on notes receivable                                          70            12
   Acquisition of/additions to real estate assets                                (200)         (193)
   Distributions from joint ventures, net of capital contributions             12,468           209
                                                                             --------      --------

                     Net cash provided by (used in) investing activities       14,333       (11,674)
                                                                             --------      --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes
      and loans                                                                (3,056)       (3,165)
   Net repayments under credit facilities                                        --            (525)
   Purchase and retirement of common shares                                    (1,189)       (2,555)
   Proceeds from exercise of stock options                                        841           418
   Dividends paid                                                              (9,102)         --
                                                                             --------      --------

                     Net cash used in financing activities                    (12,506)       (5,827)
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                           11,364        (6,507)

Cash and cash equivalents, beginning of period                                 48,893        68,170
                                                                             --------      --------

Cash and cash equivalents, end of period                                     $ 60,257      $ 61,663
                                                                             ========      ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                 ---------------------
                                                    2003        2002
                                                 --------     --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

          Interest                                $1,008      $1,307
                                                  ======      ======

          Taxes                                   $3,372      $4,097
                                                  ======      ======

(A) Changes in assets and liabilities are as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                 ---------------------
                                                    2003        2002
                                                 --------     --------

Accounts receivable, net                          $(1,356)     $   131
Inventories                                          (237)       1,346
Prepaid expenses and other current assets             321          177
Deferred income taxes                                (809)       1,258
Other assets                                          350         (435)
Accounts payable and accrued liabilities              605          531
Income taxes payable                                1,074       (1,278)
Other long-term liabilities                           404        2,251
Discontinued operations - noncash charges and
   working capital changes                           (333)        (610)
                                                  -------      -------

         Total                                    $    19      $ 3,371
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

1.      BASIS OF PRESENTATION
-----------------------------

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

In the opinion of management,  all  adjustments,  consisting  only of normal and recurring adjustments,  necessary for a fair presentation of the results for the interim periods presented have been recorded.  The results of operations for the periods  presented are not necessarily  indicative of the results to be expected for the full year.

2.      DIVIDENDS
-----------------

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend of $2.00 per common  share on a pre-split  basis to all stockholders  of  record  as of June 20,  2003.  The  Company  has not paid cash dividends in the past. The declaration of such dividend is within the discretion of the Board of Directors.  While the Company does not  currently  expect to pay additional dividends in the future, the Board of Directors could reevaluate this position in the future.  This dividend,  totaling  $9,102,  was paid on July 10,
2003.

3.      STOCK SPLIT
-------------------

On June 10,  2003,  the  Company's  Board of  Directors  unanimously  adopted an amendment to the Company's  Articles of  Incorporation to increase the number of authorized  shares of the  Company's  Common Stock from 7,500 to 17,500  shares, subject to  stockholder  approval.  The Company  received  the  approval of this amendment by a majority of it's  stockholders  and declared a two-for-one  stock split  during  August  2003.  All  references  to the number of shares of common stock,  per share  prices and  earnings  per share  amounts in the  accompanying
Consolidated  Financial Statements and notes included in the Quarterly Report on
Form 10-Q for the current and prior  periods  have been  adjusted to reflect the increase in authorized  capital and stock split on a retroactive  basis,  except for dividends per share.

4.      STOCKHOLDERS' EQUITY
----------------------------

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and  accordingly  current year purchases in excess of par value have reduced retained earnings. During the nine months ended
September 30, 2003 and 2002, the Company purchased and retired 66 and 209 shares of the  Company's  common  stock for $1,189  and  $2,555,  respectively.  Future repurchases of the Company's common stock will also reduce retained  earnings by amounts in excess of the par value.  Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and
may  be  made  in  privately  negotiated  transactions,   subject  to  available
resources.

5.      EARNINGS PER SHARE
--------------------------

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,      September 30,
                                                     ------------------  ------------------
                                                       2003     2002      2003       2002
                                                     --------  -------   -------   --------
Numerator:

   Income from continuing operations                 $ 2,619   $ 5,541   $ 7,789   $12,199
                                                     =======   =======   =======   =======
Denominator:
   Basic -  weighted-average shares outstanding        9,096     9,141     9,050     9,186
   Dilutive effect of employee stock options           1,685       640     1,649       701
                                                     -------   -------   -------   -------
   Diluted - weighted-average shares outstanding      10,781     9,781    10,699     9,887
                                                     =======   =======   =======   =======

Basic earnings per share - continuing operations     $   .29   $   .61   $   .86   $  1.33
                                                     =======   =======   =======   =======
Diluted earnings per share - continuing operations   $   .24   $   .57   $   .73   $  1.23
                                                     =======   =======   =======   =======

Employee  stock  options to  purchase  758 shares for each of the three and nine months ended  September 30, 2003 and 1,902 and 966 shares for the three and nine months  ended  September  30,  2002,  respectively,  were  not  included  in the computation  of diluted  earnings per share because their effect would have been anti-dilutive.

6.      STOCK-BASED COMPENSATION
--------------------------------

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
Compensation," to stock-based employee compensation.

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            ---------------------   ---------------------
                                                2003       2002       2003          2002
                                            ---------   ---------   --------    ----------

Net income, as reported                     $   2,960   $   5,884   $   9,913   $   13,171

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects           (726)       (565)     (1,860)      (1,517)
                                            ---------   ---------   ---------   ----------
Pro forma net income                        $   2,234   $   5,319   $   8,053   $   11,654
                                            =========   =========   =========   ==========

Earnings per share:
    Basic - as reported                     $     .33   $     .65   $    1.09   $     1.43
                                            =========   =========   =========   ==========
    Basic - pro forma                       $     .25   $     .58   $     .89   $     1.27
                                            =========   =========   =========   ==========

    Diluted - as reported                   $     .27   $     .60   $     .93   $     1.33
                                            =========   =========   =========   ==========
    Diluted - pro forma                     $     .22   $     .58   $     .78   $     1.23
                                            =========   =========   =========   ==========

Pro forma  compensation  expense may not be indicative of pro forma  expenses in future periods.  For purposes of estimating the fair value of each option on the grant date, the Company utilized the Black-Scholes option pricing model.

7.      MARKETABLE SECURITIES
-----------------------------

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                             Gross        Gross      Fair
                                           unrealized  unrealized   market
                                  Cost       gains       losses     value
                               --------   ------------ ---------- -----------
       September 30, 2003:
       -------------------
       Available-for-sale:
           Equity securities   $ 30,829   $  8,957    $   (127)   $ 39,659
           Bonds                      5       --          --             5
                               --------   --------    --------    --------
                               $ 30,834   $  8,957    $   (127)   $ 39,664
                               ========   ========    ========    ========

       December 31, 2002:
       ------------------
       Available-for-sale:
           Equity securities   $ 23,389   $  2,119    $   (447)   $ 25,061
           Bonds                      5       --          --             5
                               --------   --------    --------    --------
                                 23,394      2,119        (447)     25,066
       Trading:
           Equity securities        792         35        --           827
                               --------   --------    --------    --------

                               $ 24,186   $  2,154    $   (447)   $ 25,893
                               ========   ========    ========    ========

Included in  marketable  securities  at September 30, 2003 and December 31, 2002 was $30,760  and  $20,402,  respectively,  of common  stock at fair value,  in a publicly-traded company for which the Board Chairman is an executive officer and director and another Director of the Company is a director.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains and losses included in the  determination  of net income are as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                     2003         2002
                                                    -------     --------

               Available-for-sale securities:
                  Proceeds                          $   179     $   268
                  Gross realized gains (losses)          36      (1,005)
               Trading securities:
                  Proceeds                          $   884     $  --
                  Gross realized gains                   57        --

8.      INVENTORIES
-------------------

The components of inventories are as follows:

                                                 September 30, December 31,
                                                     2003         2002
                                                 ------------- ------------

                  Raw materials                     $1,738      $1,765
                  Work in process                      488         367
                  Finished goods                     1,688       1,545
                                                    ------      ------
                                                    $3,914      $3,677
                                                    ======      ======

9.      REAL ESTATE
-------------------

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

During the nine months ended September 30, 2003, the Company sold ten commercial properties  from its real estate  investment and management  segment which had a total net book value of $4,097.  The properties were sold for an aggregate sales price of $4,349,  resulting in gains of $151 on a net of tax basis.  The Company also sold a shopping  center  from its real  estate  investment  and  management segment  which had a total net book value of $136.  The property was sold for an aggregate  sales price of $3,020,  resulting  in gains of $1,730 on a net of tax basis.  One  shopping  center  from the  Company's  real estate  investment  and management  segment  was  donated  during the first  quarter of 2003 which had a total net book value of $60. The Company  received no proceeds from the donation and recorded a loss of ($36) on a net of tax basis.

The results of  operations  for these  properties  for the three and nine months ended  September  30,  2003 and 2002  have  been  reclassified  to  discontinued
operations, on a net of tax basis, in accordance with SFAS No. 144. In addition,
the  assets  and  liabilities   associated  with  these   properties  have  been
reclassified to  discontinued  operations in the  Consolidated  Balance Sheet at
December 31, 2002.  These amounts  primarily  consist of real  property,  net of accumulated  depreciation,  rents  receivable,  prepaid or accrued charges,  and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations, is as follows:

                                   Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                   -------------------------------------------
                                     2003       2002       2003       2002
                                   --------   --------   --------   ----------
Rental revenues from real estate
   operations                      $    13    $   315    $   502    $ 1,435
Mortgage interest expense             --           (9)        (4)       (41)
Depreciation expense                  --           (9)        (3)       (31)
Other operating expenses               (34)       (44)       (73)       (92)
                                   -------    -------    -------    -------

Income (loss) from operations      $   (21)   $   253    $   422    $ 1,271
                                   =======    =======    =======    =======

Properties held for sale:
------------------------

As of September 30, 2003, in accordance with the provisions of SFAS No. 144, the
Company considered a total of six commercial properties from its real estate and investment  management  segment to be held for sale and reported as discontinued
operations.

In accordance with SFAS No. 144, the results of operations for these  properties for the  three  and nine  months  ended  September  30,  2003 and 2002 have been reclassified  to  discontinued  operations,  on a  net  of  tax  basis,  in  the
Consolidated  Statements  of Income.  In  addition,  the assets and  liabilities associated with these properties,  which primarily consist of real property, net of accumulated depreciation,  rents receivable,  prepaid or accrued charges, and mortgage obligations,  if any, have been reclassified to discontinued operations in the Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

Summarized financial  information for properties held for sale and accounted for as discontinued operations, is as follows:

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                     ----------------------     -----------------------
                                        2003        2002           2003         2002
                                     --------     --------      ---------     --------
Rental revenues from real estate
  operations                            $ 38        $ 41           $ 59         $ 85
Depreciation expense                     --           (1)            (2)          (5)
Other operating expenses                  (8)        (15)           (14)         (25)
                                        ----        ----           ----         ----

Income from operations                  $ 30        $ 25           $ 43         $ 55
                                        ====        ====           ====         ====

10.     INVESTMENTS IN JOINT VENTURES
-------------------------------------

Investments in joint ventures consist of:

                                                 September 30,   December 31,
                                                    2003            2002
                                                 -------------  ------------

        Investment in hotel ventures (a)          $11,962          $23,128
        Lease financing (b)                         8,047            8,261
                                                  -------          -------

                                                  $20,009          $31,389
                                                  =======          =======

(a) In December  2002,  the Company  purchased a 50% interest in a joint venture
(the  "Hotel  Venture")  for  $23,128  together  with Prime  Hospitality,  Corp.
("Prime"),  a publicly-traded  company for which the Company's Board Chairman is an  executive  officer and  director  and  another  Director of the Company is a director.  The Hotel  Venture owns and operates a hotel in New Jersey.  In March
2003,  the Company and Prime each sold a 10% interest in the Hotel Venture to an unrelated third party, at cost.

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
Pursuant to the operating agreement,  any payments made under the guaranty would increase the  guarantors'  ownership  interest.  The Company  believes  that the collateral of the underlying  hotel is sufficient to repay the Mortgage  without requiring  enforcement  of the  guaranty.  Accordingly,  the  fair  value of the guarantee was determined to be insignificant  and,  therefore,  no liability has been recorded.

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

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's  equity in earnings of these hotel  ventures was $433 and $720 for the three and nine months ended September 30, 2003, respectively.

Summarized financial  information of the Hotel Venture and Quebec Venture are as follows:

                                                       September 30, 2003   December 31, 2002
                                                       -------------------  -----------------

         Balance Sheets:
               Property, plant and equipment, net            $60,207            $46,397
                                                             =======            =======
               Current assets                                $ 4,398            $   347
                                                             =======            =======
               Current liabilities                           $ 2,740            $   500
                                                             =======            =======
               Long-term liabilities                         $30,729            $  --
                                                             =======            =======

                                                       Three Months Ended    Nine months Ended
                                                       September 30, 2003    September 30, 2003
                                                       ----------------------------------------

         Statements of Income:
               Revenues                                      $  7,062           $ 15,931
               Expenses                                        (5,979)           (14,227)
                                                             --------           --------
               Operating income                              $  1,083           $  1,704
                                                             ========           ========

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

(b) Lease financing consists of a 50.0% interest in a limited  partnership whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income arising from this  investment was $368 and $506 for the nine months ended
September 30, 2003 and 2002,  respectively,  and is included in rental income in the Consolidated Statements of Income.

11.     DERIVATIVE FINANCIAL INSTRUMENTS
----------------------------------------

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues and  participates  on a limited  basis in  transactions involving derivative financial instruments,  including short stock sales and put and/or call options. At September 30, 2003 and December 31, 2002, the fair value of such derivatives was ($610) and ($122), respectively,  which is recorded as a component  of  accounts  payable  and accrued  liabilities  in the  Consolidated
Balance  Sheets.  These  instruments  do not  qualify for hedge  accounting  and therefore changes in the derivatives fair value are recognized in earnings.

The Company  recognized  $1,096 and $3,629 in net realized and unrealized  gains from  derivative  instruments  for the nine months ended  September 30, 2003 and
2002,  respectively,  which are included in other income and expense, net in the
Consolidated Statements of Income.

12.     RELATED PARTY TRANSACTIONS
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

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture  and Quebec  Venture,  are managed by Prime (See  "Investments  in Joint
Ventures").  Fees paid for the management of the Company's two hotel  properties are based upon a percentage  of revenue and were  approximately  $78 and $81 for the nine months ended  September  30, 2003 and 2002,  respectively.  Included in marketable  securities  at September  30, 2003 and December 31, 2002 was $30,760
and  $20,402,   respectively,   of  common  stock  in  Prime  which   represents
approximately 7.9% and 5.6% of Prime's outstanding shares, respectively.  During the first nine months of 2003, the Company  purchased an additional 1,036 shares of the common stock of Prime for $5,941.

13.     COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

The Company is subject to various other litigation, legal and regulatory matters that  arise in the  ordinary  course of  business  activities.  When  management believes it is probable  that a liability has been incurred and such amounts are reasonably  estimable,  the Company provides for amounts that include  judgments and penalties that may be assessed.  These  liabilities are usually  included in accounts payable and accrued  liabilities or other long-term  liabilities in the
Consolidated  Financial  Statements,  depending on the anticipated payment date.
None of these matters are expected to result in a material adverse effect on the
Company's consolidated financial position or results of operations.

14.     COMPREHENSIVE INCOME (LOSS)
-----------------------------------

The components of comprehensive income (loss) are as follows:

                                                                         Three Months Ended         Nine Months Ended
                                                                            September 30,              September 30,
                                                                     ---------------------------------------------------
                                                                          2003        2002          2003        2002
                                                                     -----------    --------     ---------    ----------
Net income                                                             $  2,960     $  5,884      $  9,913     $ 13,171
Other comprehensive income (loss), net of tax:
    Change in net unrealized gain (loss) on available for
      sale securities, net of tax (provision) benefit of ($2,777),
      $2,820, ($2,505) and $1,033, respectively                           5,158       (5,236)        4,654       (1,917)

    Change in fair value of cash flow hedge, net of tax
      provision of $0, ($1), $0 and ($5), respectively                     --              1          --              6
                                                                       --------     --------      --------     --------

Comprehensive income                                                   $  8,118     $    649      $ 14,567     $ 11,260
                                                                       ========     ========      ========     ========

Accumulated other comprehensive income as of September 30, 2003 and December 31,
2002  consists of a net  unrealized  gain on  available-for-sale  securities  of
$5,740  and  $1,086,  which  is  net  of  tax  provision  of  $3,090  and  $586, respectively.

15.     BUSINESS SEGMENTS
-------------------------

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

Operating results of the Company's business segments are as follows:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------     -----------------------
                                               2003          2002          2003          2002
                                            ---------      ---------     --------      ---------
Net revenues and sales:

   Real estate investment and management     $  5,886      $  5,864      $ 18,346      $ 17,723
   Engineered products                          8,599         8,439        25,081        25,700
                                             --------      --------      --------      --------
                                             $ 14,485      $ 14,303      $ 43,427      $ 43,423
                                             ========      ========      ========      ========
Operating income:
   Real estate investment and management     $  2,688      $  2,888      $  8,830      $  8,790
   Engineered products                          1,009           807         2,323         1,881
   General corporate expenses                    (760)         (595)       (2,377)       (1,810)
                                             --------      --------      --------      --------
                                                2,937         3,100         8,776         8,861

Other income, net                                 907         4,308         3,077         9,336
                                             --------      --------      --------      --------

Income from continuing operations before
   income taxes                              $  3,844      $  7,408      $ 11,853      $ 18,197
                                             ========      ========      ========      ========

16.     RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

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
123"  ("SFAS No.  148").  SFAS No.  148 amends  SFAS No.  123,  "Accounting  for
Stock-Based  Compensation," to provide  alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee  compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's  accounting  policy  decision with respect to  stock-based employee  compensation.  The  Company  has chosen to  continue  to  account  for stock-based  compensation  using the  intrinsic  value method  prescribed in APB
Opinion No. 25 and related  interpretations  as provided  for under SFAS No.148.
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

In April 2003,  the FASB released  SFAS No. 149,  "Amendment of Statement 133 on
Derivative  Instruments and Hedging  Activities.  "SFAS No. 149" clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristics  of  a  derivative,  amends  the  definition  of  an  underlying contract,  and  clarifies  when a derivative  contains a financing  component in order to increase the comparability of accounting  practices under SFAS No. 133.
The  statement  is  effective  for  contracts  entered  into or  modified  after
September 30, 2003, and for hedging relationships designated after September 30,
2003. The adoption of SFAS No. 149 is not expected to have a material  impact on the Company's financial position or results of operations.

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
150 is effective for financial  instruments  entered into or modified  after May
31, 2003,  and  otherwise is  effective  at the  beginning of the first  interim period  beginning  after  June  15,  2003,  except  for  mandatorily  redeemable financial  instruments of nonpublic  entities.  The Company has adopted SFAS No.
150 and it did not have a material impact on the Company's financial position or results of operations.

17.     USE OF ESTIMATES
------------------------

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

18.         RECLASSIFICATIONS
-----------------------------

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-------------------------------------------------------

Total revenues for the quarter ended  September 30, 2003 were $14,485  resulting in operating  income of $2,937  versus total  revenues of $14,303 and  operating income of $3,100  during the  comparable  2002 period.  Net income for the three month period ended  September 30, 2003 was $2,960 or $.33 per basic share versus
$5,884 or $.65 per basic share for the same  period in 2002.  The results of the three months ended  September  30, 2002  include  $3,770 in gains on  derivative instruments above those recognized in the current year period.

Revenues for the nine months ended  September 30, 2003 were $43,427  compared to comparable 2002 revenues of $43,423.  Operating income for the nine months ended
September 30, 2003 was $8,776 versus $8,861 for the comparable 2002 period.  Net income for the nine  months  ended  September  30,  2003 was $9,913 or $1.09 per basic  share  compared to net income of $13,171 or $1.43 per basic share for the same period in 2002.  The results of the 2002 period  include $5,273 in gains on derivative  instruments and sales of real estate,  including those accounted for as  discontinued  operations,  above those  recognized  in the nine month period ended September 30, 2003.

REAL ESTATE INVESTMENT AND MANAGEMENT
-------------------------------------

Rental revenues from real estate operations remained relatively  consistent with the prior year,  totaling  $5,886 for the three month period ended September 30,
2003 versus $5,864 in the same 2002 period and $18,346 for the nine months ended
September 30, 2003, compared to $17,723 in the same 2002 period. Rental revenues from 2003 property  sales and properties  held for sale have been  classified as discontinued  operations  in  accordance  with  SFAS No.  144.  The  results  of operations of properties  that have been sold and properties held for sale prior to the  implementation  of SFAS No. 144 have not been similarly  reclassified to discontinued operations.

Mortgage  interest  expense  continues  to  decrease  as a result of  continuing mortgage  amortization.  Such expense totaled $252 during the three months ended
September  30, 2003 a decline of $47 from $299  incurred in the third quarter of
2002. For the nine months ended September 30, 2003,  mortgage  interest  expense was $802 compared to $1,034 for the corresponding 2002 period, a decline of $232 or 22.4%.

Depreciation  expense  associated with real properties held for rental decreased
$15 or 1.9% and $107 or 4.4%, respectively,  for the three and nine months ended
September 30, 2003 compared to the same periods in 2002 primarily due to reduced depreciation  expense associated with fully depreciated  building  improvements.
Depreciation  expense from property sales and  properties  held for sale in 2003 has been reclassified as discontinued operations in accordance with SFAS No.144.
Such  expense  on  property  sales  and  properties  held for sale  prior to the implementation  of  SFAS  No.  144  have  not  been  similarly  reclassified  to discontinued operations.

Other  operating  expenses  associated  with the  management of real  properties increased  $284 or 15.2% for the three months ended  September 30, 2003 and $922 or  16.9%  for the  nine  months  ended  September  30,  2003,  compared  to the comparable  periods  in 2002.  These  increases  are  primarily  the  result  of increased property maintenance, insurance, payroll and hotel operating expenses.

ENGINEERED PRODUCTS
-------------------

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                 -------------------     --------------------
                                                   2003        2002        2003        2002
                                                 -------     -------     -------     --------

Net sales                                        $ 8,599     $ 8,439     $25,081     $25,700
Cost of sales                                      5,849       6,010      17,729      18,771
Selling, general and administrative expenses       1,741       1,622       5,029       5,048
                                                 -------     -------     -------     -------

Operating income                                 $ 1,009     $   807     $ 2,323     $ 1,881
                                                 =======     =======     =======     =======

Net sales of the  engineered  products  segment  increased  $160 or 1.9% for the three months ended  September 30, 2003 and  decreased  $619 or 2.4% for the nine months ended September 30, 2003,  compared with the results of the corresponding
2002 period.  Demand for the Company's automotive products continued to increase in the three and nine month period ended  September  30,  2003,  however,  these increases were offset by weakened demand for the Company's  engineered component and transformer product lines especially in the first six months of 2003.

Cost of sales as a percentage of sales  decreased  3.2% and 2.3%,  respectively, for the  three  and nine  months  ended  September  30,  2003,  compared  to the corresponding  period in 2002,  principally  due to the  implementation  of cost containment measures and the mix of products sold.

Selling,  general and administrative expenses of the engineered products segment increased $119 or 7.3% for the three months ended  September 30, 2003 versus the comparable 2002 period  primarily due to increases in professional fees, payroll and  payroll  related  items.  For the nine months  ended  September  30,  2003, selling,  general and administrative expenses decreased less than one percent as compared to the results of the corresponding 2002 period.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations for the three and nine months ended September 30, 2003 increased $165 or 27.7% and $567 or 31.3%, respectively, compared to such expenses incurred for the  comparable  2002 period.  These  increases are mainly due to higher pension related expenses and salary and salary related expenses.

OTHER INCOME AND EXPENSE, NET
-----------------------------

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                             ---------------------     ---------------------
                                                               2003         2002         2003         2002
                                                             --------     -------      ---------    --------

Net realized and unrealized gain on derivative
   instruments                                               $   114      $ 3,884      $ 1,096      $ 3,629
Equity in earnings of hotel ventures                             433         --            720         --
Net gain (loss) on sale of available-for-sale securities          36         --             36       (1,005)
Net realized gain on trading securities                         --           --             57         --
Net gain on sale of real estate assets                          --           --            152        5,674
Other, net                                                       (11)          (9)         (15)         (34)
                                                             -------      -------      -------      -------
                                                             $   572      $ 3,875      $ 2,046      $ 8,264
                                                             =======      =======      =======      =======

DISCONTINUED OPERATIONS
-----------------------

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued  operations was $5 and $279 on a net of tax basis for the three and nine months ended September 30, 2003,  versus $167 and $796,  respectively,  for the  comparable  2002  periods.  Prior year  amounts have been  reclassified  to reflect  results of  operations of real  properties  sold or held for sale as of
September  30, 2003 as  discontinued  operations.  Net gains on the sale of real estate assets  accounted for as  discontinued  operations  were $336 and $1,845, respectively,  for the three and nine months ended  September  30, 2003 and $176 for both the three and nine months ended  September  30,  2002,  on a net of tax basis.  Prior to the adoption of SFAS No. 144,  gains or losses on sales of real estate assets were not accounted for as a component of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company experienced a net cash inflow from operations of $9,537 for the nine months  ended  September  30,  2003 versus  $10,994  for the nine  months  ended
September 30, 2002. The $1,457 decrease in operating cash flow primarily results from increases in accounts  receivable and  inventories  and a decrease in other liabilities offset by an increase in income taxes payable.

For the nine months ended September 30, 2003,  $14,333 was provided by investing activities which consisted  primarily of net  distributions  from investments in joint  ventures of  $12,468,  proceeds  from the sale of real  estate  assets of
$7,523,  as well as proceeds from the sale of derivative  instruments of $1,584.
This amount was partially offset by purchases of  available-for-sale  securities of $7,062.

For the nine months  ended  September  30,  2002,  $11,674 was used in investing
activities   which   consisted   primarily  of  $10,641  in  net   purchases  of
available-for-sale securities, $8,843 of purchases of derivative instruments and
$2,995 to purchase a note  receivable.  This amount was offset by proceeds  from the sale of real estate  assets of $6,710,  as well as proceeds from the sale of derivative instruments of $3,912.

Net cash used in financing  activities  was $12,506 during the nine months ended
September 30, 2003. This use of cash is primarily attributable to the payment of dividends of $9,102 as well as debt reduction and the purchase and retirement of the Company's common stock,  partially offset by cash proceeds from the exercise of stock options.

Net cash used in financing activities during the nine months ended September 30,
2002 was $5,827.  This use of cash was primarily  attributable to debt reduction of $3,165  and the  purchase  and  retirement  of the  Company's  common  stock, partially offset by cash proceeds from the exercise of stock options.

At September 30, 2003,  the Company's  cash and  marketable  securities  totaled
$99.9  million  and  working  capital  was $85.4  million  compared  to cash and marketable  securities of $74.8 million and working  capital of $67.0 million at
December 31, 2002.

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

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend of $2.00 per common  share on a pre-split  basis to all stockholders of record as of June 20, 2003. While the Company does not currently expect to pay additional  dividends in the future,  the Board of Directors could reevaluate this position in the future. This dividend, totaling $9,102, was paid on July 10, 2003.

On June 10,  2003,  the  Company's  Board of  Directors  unanimously  adopted an amendment to the Company's  Articles of  Incorporation to increase the number of authorized  shares of the  Company's  common stock from 7,500 to 17,500  shares, subject to stockholder  approval.  A majority of the  outstanding  shares of the
Company  voted to approve this  proposal and the Company  declared a two-for-one stock split during August 2003. All references to the number of shares of common stock,  per share  prices and  earnings  per share  amounts in the  accompanying
Consolidated  Financial Statements and notes included in the Quarterly Report on
Form 10-Q for the current and prior  periods  have been  adjusted to reflect the increase in authorized  capital and stock split on a retroactive  basis,  except for dividends per share.

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
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent  balances.  Given the level of cash currently held by the Company and the decline in U.S.  interest rates over the past several  years,  the Company's earnings have been negatively impacted.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for an $80.0  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December 31, 2005.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable securities,  as defined. At September 30,
2003,  eligibility  under the Revolver was $80.0  million,  based upon the above terms and there  were no  amounts  outstanding  under the  Revolver.  The credit agreement  contains  certain  financial  and  restrictive  covenants,  including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness.  The Company was in compliance with all covenants at September 30,
2003.  The credit  agreement also contains  provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default,  as defined in the credit  agreement.  Borrowings  under the
Revolver,  at the  Company's  option,  bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate ("LIBOR") (1.12% at September 30,
2003)  plus  2.0%  for non  cash  collateralized  borrowings  and  1.0% for cash collateralized borrowings.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
-----------------------------------------------------

Refer to the  Company's  2002 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived assets and pension plans.  During the nine months  ended  September  30,  2003,  there  were no  material  changes to these policies.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  the Company  carried out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure controls and procedures  pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation,  the Chief Executive  Officer and Chief Financial  Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material  information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports.  There  have been no  significant  changes  in the  Company's  internal controls or in other  factors that could  significantly  affect  these  controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 2003, by written consent, the stockholders approved the adoption of an amendment to the Certificate of  Incorporation of the Company to increase the number of common  shares,  $.10 par value,  which the Company has  authority  to issue,  from  7,500,000  to  17,500,000  shares.  The vote on such matter was as follows, on a pre-split basis:

                   FOR                    AGAINST          ABSTAIN
              -------------              --------       ------------
                 4,116,370                168,237          26,357

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K      None

(b)  Exhibits:

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

                                             UNITED CAPITAL CORP.

Dated:  November 10, 2003                    By: /s/ Anthony J. Miceli
                                                 -------------------------------
                                                 Anthony J. Miceli
                                                 Vice President, Chief Financial
                                                 Officer and Secretary of the
                                                 Company

