Form 10-K
period 2003-12-31
UNITED CAPITAL CORP /DE/
filed 2004-03-26
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the fiscal year ended December 31, 2003

                                       OR

/ / Transition   Report   pursuant   to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transtition period from ____ to ____

                         COMMISION FILE NUMBER: 1-10104
                         ------------------------------

                              UNITED CAPITAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        04-2294493
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.

    9 PARK PLACE, GREAT NECK, NY                               11021
    ----------------------------                               -----
(Address of principal executive offices)                     (Zip Code)

                                  516-466-6464
                                  ------------
              (Registrant's telephone number, including area code)

================================================================================

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
COMMON STOCK (PAR VALUE $.10                    AMERICAN STOCK EXCHANGE
PER SHARE)

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

Indicate by check mark whether the registrant is an  accelerated  filer. [ ] Yes
[X] No

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  registrant  as  of  June  30,  2003  was   approximately
$40,762,000.

The number of shares of the registrant's $.10 par value common stock outstanding as of February 27, 2004 was 9,092,142.

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

The majority of properties  are leased to single  tenants.  Exclusive of a South
Plainfield,  New  Jersey  property,  93.5%  of the total  square  footage of the
Company's properties was leased as of December 31, 2003.

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

For the year ended December 31, 2003,  sales by the engineered  products segment to its largest  customer (in excess of 10% of the segment's net sales) accounted for 20.9% of the segment's sales. For the year ended December 31, 2002, sales by the engineered  products segment to its two largest customers (each in excess of
10% of the segment's net sales) accounted for 20.0% and 10.1%, respectively,  of the  segment's  sales.  For the  year  ended  December  31,  2001,  sales by the engineered  products  segment to its largest customer (in excess of 10.0% of the segment's net sales) accounted for 14.0% of the segment's sales.

Approximately  14.1%,  11.3%  and  8.3% of 2003,  2002,  and  2001  total  sales generated  from the  engineered  products  segment were from foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

            Summary Financial Information
            -----------------------------

The following table sets forth the revenues,  operating  income and identifiable assets of each business segment of the Company.

                                                                                 YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
(In Thousands)                                                       2003                  2002                2001
                                                           ---------------------- ----------------------- --------------------
REAL ESTATE INVESTMENT AND MANAGEMENT
-------------------------------------
     Rental Revenues                                           $    23,268             $   22,741            $     24,601
     Operating Income                                          $    10,797             $   10,990            $     11,442
     Identifiable assets including corporate assets            $   177,944             $  166,433            $    165,536

ENGINEERED PRODUCTS
-------------------
     Net sales                                                 $    34,019             $   33,513            $     33,792
     Operating Income                                          $     3,342             $    2,256            $      1,912
     Identifiable assets                                       $    11,770             $   10,114            $     12,429

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
Although  management  does not  expect  such  matters  to  adversely  effect the
Company's financial  position,  it is uncertain what effect, if any, such events will have on the cost of such  materials.  The  Company has not had and does not expect to have any  problems  fulfilling  its raw material  requirements  during
2004.

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

            Employees
            ---------

At  February  27,  2004,  the  Company  employed   approximately   220  persons,
approximately  150 of which were  covered by a collective  bargaining  agreement that expired in February  2004. A new collective  bargaining  agreement has been agreed  to which  expires  in  February  2011.  The  Company  believes  that its relationship with its employees is good.

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

            Backlog
            -------

The dollar value of unfilled orders of the Company's engineered products segment was approximately $2.0 million at December 31, 2003 and $1.7 million at December
31,  2002.  The  increase in backlog is  principally  due to growth in Company's automotive  products  offset by  weakened  demand for the  Company's  engineered component and transformer  product lines. It is anticipated  that  substantially all such 2003  backlog  will be filled  in 2004.  Substantially  all of the 2002 backlog was filled in 2003. The order backlog referred to above does not include any order  backlog  with respect to sales of knitted  wire mesh  components  for exhaust emission control devices,  exhaust seals or airbag components because of the manner in which customer orders are received.

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

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

The  Company  may revise  such  estimates  in the future due to the  uncertainty regarding the nature,  timing and extent of any remediation  efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.  The foregoing  estimates may also be revised by the Company as new or additional  information in these matters  become  available or should the
NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although it is not  currently  possible to estimate  the range or amount of the ultimate  liability,  the Company has  approximately  $11 million recorded in other long-term liabilities as of December 31, 2003 and 2002 to cover such  matters.  In the opinion of  management,  this  amount  should be sufficient to address these matters and amounts  needed in excess,  if any, will be paid  gradually over a period of years.  Accordingly,  they should not have a material  adverse effect upon the business,  liquidity or financial  position of the Company. However, adverse decisions or events, particularly as to the merits of the  Company's  factual and legal basis could cause the Company to change its estimate of liability with respect to such matters in the future.

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

A copy of the Company's  annual report on Form 10-K,  quarterly  reports on Form
10-Q, current reports on Form 8-K, if any, and amendments to those reports filed or furnished  pursuant to Section 13(a) or 15(d) of the  Securities and Exchange
Act as soon as reasonably  practicable  after the Company  electronically  files such material  with, or furnishes it to, the SEC may be obtained  without charge by writing to Anthony J. Miceli,  Chief  Financial  Officer and Secretary of the
Company at its executive offices,  United Capital Building,  9 Park Place, Great
Neck, NY 11021.

ITEM 2.     PROPERTIES

REAL PROPERTY HELD FOR RENTAL OR SALE
-------------------------------------

As of February 27, 2004, the Company owned 171 properties  strategically located throughout  the  United  States.  The  properties  are  primarily  leased  under long-term net leases.  Since December 31, 2003, the Company divested itself of a commercial  property located in the Midwest.  The Company's  classification  and gross  carrying  value of its  properties,  inclusive of those held for sale and classified as discontinued  operations in the Company's  Consolidated  Financial
Statements  (see  Note 2 of  Notes  to  Consolidated  Financial  Statements)  at
December 31, 2003 are as follows (Dollars in Thousands):

                                                      GROSS CARRYING                                       NUMBER OF
                    DESCRIPTION                            VALUE                  PERCENTAGE              PROPERTIES
-------------------------------------------     --------------------------    --------------------   ---------------------

Shopping centers and retail outlets                 $       60,990                    54.0%                     22
Commercial properties                                       36,682                    32.4%                    100
Day-care centers and offices                                 6,473                     5.7%                     10
Hotel properties                                             4,628                     4.1%                      2
Other                                                        4,324                     3.8%                     38
                                                    --------------               ----------                -------
      Total                                         $      113,097                   100.0%                    172
                                                    ==============               ==========                =======

The following summarizes the Company's properties by geographic area at December
31, 2003.

                                                    GROSS                     NUMBER
                                                  CARRYING                      OF
(Dollars In Thousands)                              VALUE                   PROPERTIES
                                              --------------             ------------

            Northeast                         $       40,319                      100
            Southeast                                 23,043                       24
            Midwest                                   23,475                       29
            Southwest                                  5,665                        5
            Pacific Coast                             17,461                        7
            Pacific Northwest                            861                        4
            Rocky Mountain                             2,273                        3
                                              --------------             ------------
                                              $      113,097                      172
                                              ==============             ============

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

Included in shopping  centers and retail outlets is one shopping center which is currently  held  for sale  and  classified  as  discontinued  operations  in the
Consolidated Financial Statements.

            Commercial Properties
            ---------------------

Commercial  properties consist of properties leased as 53 restaurants,  12 Midas
Muffler Shops, two convenience  stores,  six office buildings and  miscellaneous other  properties.  These properties are primarily leased under net leases which in certain cases have renewal  options at higher rents.  Certain of these leases also  provide for  additional  rents  based on sales  volume.  The  restaurants, located  throughout the United States,  include  properties leased as McDonalds,
Burger King,  Dunkin'  Donuts,  Pizza Hut,  Hardee's,  Wendy's,  Kentucky  Fried
Chicken and Boston Market.

Included in commercial properties are two properties currently held for sale and classified as discontinued  operations in the Consolidated Financial Statements.
These two properties consist of one office building and one miscellaneous  other property.

            Day-Care Centers and Offices
            ----------------------------

The Company has nine day-care  centers and one office  building,  located in New
York City,  leased to the City of New York. The tenant is  responsible  for real estate taxes and certain maintenance costs while the Company maintains insurance and certain  other  maintenance  obligations.  All such  leases  provide for the reimbursement  of  operating  costs above base year  levels and  certain  leases include rental increases and renewal options.

            Hotel Properties
            ----------------

The Company's two hotel properties,  located in Georgia and California,  as well as the hotels  located in New Jersey and Quebec for which the  Company has a 40%
interest,  are  managed  through a national  hotel  company  with local  on-site management  responsible  for  all  day-to-day  operations  of  the  hotels.  The
Company's  Board  Chairman  is an  executive  officer and  director  and another
Director of the Company is a director of this publicly-traded hotel company. See
"Related  Party  Transactions"  in Item 7 and Note 12 of  Notes to  Consolidated
Financial Statements.

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

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

The Company currently and from time to time is involved in litigation arising in the  ordinary  course of its  business.  The Company does not believe that it is involved in any litigation that is likely,  individually or in the aggregate, to have a  material  adverse  effect  on its  financial  condition  or  results  of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

None

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S  COMMON STOCK AND RELATED  SECURITY  HOLDER
           MATTERS

The Company's Common Stock,  $.10 par value (the "Common  Stock"),  is traded on the American Stock Exchange under the symbol AFP. The table below shows the high and low sales prices as reported in the composite  transactions for the American
Stock  Exchange.  All stock prices have been  restated to reflect the  Company's two-for-one stock split in August 2003.

                                               HIGH                  LOW
                                         -----------------     -----------------
      2003
      ----         First Quarter           $   18.70             $   16.40
                   Second Quarter              25.30                 17.10
                   Third Quarter               23.80                 16.75
                   Fourth Quarter              21.25                 15.85

      2002
      ----         First Quarter           $   12.42             $   10.70
                   Second Quarter              13.00                 11.70
                   Third Quarter               12.53                 10.85
                   Fourth Quarter              17.73                 12.50

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend of $2.00 per common  share on a pre-split  basis to all stockholders of record as of June 20, 2003. While the Company does not currently expect to pay additional  dividends in the future,  the Board of Directors could reevaluate this position in the future.

As of February  27, 2004,  there were  approximately  310 record  holders of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was $22.65.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

                                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
                                               2003               2002            2001              2000            1999
                                         -----------------   -------------   ---------------  ----------------  ------------

Total revenues                             $   57,287        $   56,254       $   58,393        $    59,239     $   56,641
Income from continuing operations          $   10,927        $   21,641       $   17,464        $    16,873     $   12,049
Income from continuing operations
  per share: Basic                         $     1.21        $     2.36       $    1.87         $     1.78      $    1.21
Dividends paid per share                   $     2.00        $        -       $    -            $     -         $    -

Total assets                               $  189,714        $  176,547       $  177,965        $   147,996     $  133,732
Total liabilities                          $   65,497        $   64,913       $   81,624        $    70,877     $   74,676
Total stockholders' equity                 $  124,217        $  111,634       $   96,341        $    77,119     $   59,056

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

On June 10,  2003,  the  Company's  Board of  Directors  unanimously  adopted an amendment to the Company's  Articles of  Incorporation to increase the number of authorized shares of the Company's Common Stock from 7.5 million to 17.5 million shares, subject to stockholder approval. A majority of the outstanding shares of the  Company  voted  to  approve  this  proposal  and  the  Company  declared  a two-for-one  stock split during August 2003.  Unless  otherwise  indicated,  all references  to the  number  of  shares of Common  Stock,  per share  prices  and earnings per share amounts in the accompanying Consolidated Financial Statements and notes  included  in the  Annual  Report on Form 10-K have been  adjusted  to reflect the  increase  in  authorized  capital and stock split on a  retroactive basis, except dividends per share.

During 2002, the Company adopted Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.
144") which requires that the operating  results,  as well as gains or losses on the real estate  assets sold or to be disposed  of, as defined,  be reflected in the Consolidated  Statements of Income as income from  discontinued  operations, net of tax, for all periods  presented.  As of December  31,  2003,  the Company considered  three  properties  from its real estate  investment  and  management segment to be held for sale. The results of operations of these properties, plus those sold during 2003 and 2002 since the  implementation  of SFAS No. 144, have been  reported  as  discontinued  operations,  on a net of tax  basis.  Sales of properties  occurring prior to the  implementation of SFAS No. 144 have not been reclassified.

RESULTS OF OPERATIONS:  2003 AND 2002
-------------------------------------

Revenues  for the year ended  December 31, 2003 were $57.3  million  compared to
2002 revenues of $56.3 million.  Operating  income during this period  increased
10.4% to $11.3 million from $10.3 million for the  comparable  2002 period.  Net income for the year ended  December 31, 2003 was $15.0 million or $1.65 in basic earnings  per share  compared  to net income of $23.4  million or $2.55 in basic earnings per share for the year ended December 31, 2002. The results of the 2002
period   include   $8.0   million   in   gains   on   derivative    instruments,
available-for-sale   securities  and  sales  of  real  estate,  including  those accounted for as discontinued operations,  above those recognized in the current year.

            Real Estate Operations
            ----------------------

Rental revenues from real estate operations remained relatively  consistent with prior  years,  totaling  $23.3  million  for the year ended  December  31,  2003 compared to $22.7 million in 2002. The increase in rental revenues was primarily due  to the  recognition  of a  non-recurring  amount  for  back-rent  and  rent escalations  offset by a decrease  in hotel  operating  revenue  and income from leverage  leasing.  Rental revenues from real estate operations does not include revenues from  properties  classified as held for sale or those sold during 2003 and 2002 since the  implementation  of SFAS No. 144, as such  results  have been classified as discontinued operations in accordance with SFAS No. 144.

Mortgage  interest  expense  continues  to  decrease  as a result of  continuing mortgage  amortization.  Such  expense  totaled  $1.0 million for the year ended
December 31, 2003 compared to $1.3 million for the corresponding  2002 period, a decline of $0.3 million or 21.7%.

Depreciation  expense  associated with real properties held for rental decreased by $0.1  million or 4.7% to $3.0  million for the year ended  December  31, 2003 compared  to $3.1  million  for the same  period  in  2002.  This  decrease  was primarily  attributable to reduced  depreciation  expense  associated with fully depreciated building improvements.  Depreciation expense from property sales and properties  held  for  sale  in  2003  has  been  reclassified  as  discontinued
operations in accordance with SFAS No. 144.

Other  operating  expenses  associated  with the  management of real  properties increased approximately $1.2 million or 15.7% to $8.5 million during 2003 versus such expenses  incurred of $7.3 million in 2002.  These  increases are primarily the result of  increased  property  maintenance,  insurance,  payroll  and hotel operating expenses.

            Engineered Products
            -------------------

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating results of the engineered products segment are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                        (In Thousands)                     2003                     2002
                                                   ---------------------    ---------------------

Net sales                                              $       34,019           $       33,513
Cost of sales                                                  23,895                   24,500
Selling, general and administrative expenses                    6,782                    6,757
                                                       --------------           --------------
Operating Income                                       $        3,342           $        2,256
                                                       ==============           ==============

Net sales of the engineered  products segment increased $0.5 million or 1.5% for the year ended  December 31, 2003 compared to net sales in the  preceding  year.
Demand for the Company's  automotive  products  continued to increase,  however, these  increases  were  partially  offset by weakened  demand for the  Company's engineered  component and transformer  product lines especially in the first six months  of  2003.  Net  sales  also  increased  in the  current  year due to the favorable currency effects on sales denominated in foreign currency.

Cost of sales as a  percentage  of net sales  decreased  2.9% for the year ended
2003 compared to the corresponding  2002 year,  principally due to the continued
implementation  of cost containment  measures and favorable  currency effects on sales denominated in foreign currency.

Selling,  general and administrative expenses of the engineered products segment increased  less than one percent for the year ended December 31, 2003 versus the comparable 2002 period.

            General and Administrative Expenses
            -----------------------------------

General  and  administrative  expenses  not  associated  with the  manufacturing operations decreased $0.2 million or 5.7% during 2003, compared to such expenses incurred in the preceding  year. The decrease is principally  due to a reduction in pension related  expenses and salary and salary related expenses offset by an increase in professional fees and franchise taxes.

            Other Income and Expense, Net
            -----------------------------

Other income and expense, net decreased $11.0 million from $16.0 million in 2002 to $5.0 million in 2003. The decrease is  principally  due to lower net realized and unrealized gains on derivative instruments and available-for-sale securities of $7.5  million  and  lower net  gains on sales of real  estate  assets of $5.6 million and not accounted for as discontinued  operations.  These decreases were offset by equity in earnings of the hotel ventures of $1.0 million and a deposit forfeiture of $0.7 million.

            Discontinued Operations
            -----------------------

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued  operations  was $0.5 million on a net of tax basis for 2003 versus
$1.3  million  in 2002  which  includes  a full year of  operating  results  for properties  sold in 2003.  During  2003,  the Company  sold 17  properties  with proceeds  totaling  $8.7 million  excluding  proceeds of $3.2  million  received during  2003 from  properties  sold in prior years and  accounted  for under the installment  method.  Net  gains on the  sale of real  estate  accounted  for as discontinued  operations  were $3.5  million  on a net of tax basis for the year ended  December  31, 2003 which  includes a $1.8 million  gain,  on a net of tax basis,  relating to a property sold in 2002 and recognized under the installment method in accordance with accounting principles generally accepted in the United
States of America  offset by a $0.9 million  write-down,  on a net of tax basis,

for a property  sold in January 2004 for a sale price below its carrying  value.
During  2002,  since the  adoption  of SFAS No.  144,  the  Company  sold  three properties  with proceeds of $0.8 million.  Net gains on the sale of real estate accounted for as  discontinued  operations  were $0.5 million for the year ended
December 31, 2002.

RESULTS OF OPERATIONS:  2002 AND 2001
-------------------------------------

Revenues  for the year ended  December 31, 2002 were $56.3  million  compared to
2001 revenues of $58.4  million.  Operating  income during this period was $10.3 million versus $11.1 million for the comparable 2001 period.  Net income for the year ended  December 31, 2002 was $23.4  million or $2.55 in basic  earnings per share  compared to net income of $19.0  million or $2.03 in basic  earnings  per share for the year ended  December 31, 2001, a 25.6%  increase in basic earnings per share.

            Real Estate Operations
            ----------------------

Rental  revenues from real estate  operations  decreased $1.9 million or 7.6% to
$22.7 million for the year ended  December 31, 2002 compared to $24.6 million in
2001.  The  decrease is primarily  attributable  to  decreased  rental  revenues resulting  from the sale of  properties in 2001 not accounted for under SFAS No.
144 and decreased  hotel revenues due to the continued  weakness in the economy.
Rental revenues from 2002 property sales which occurred after the implementation of SFAS No. 144 have been  classified as  discontinued  operations in accordance with SFAS No. 144.

Mortgage  interest  expense  decreased $0.3 million or 19.4% to $1.3 million for the year ended December 31, 2002 compared to $1.6 million for the  corresponding
2001 period,  due to continued  mortgage  amortization  which  approximated $3.8 million during the year ended December 31, 2002.

Depreciation  expense  associated with real properties held for rental decreased by $0.7  million or 18.7% to $3.1  million for the year ended  December 31, 2002 compared  to $3.8  million  for the same  period  in  2001.  This  decrease  was primarily  attributable to reduced  depreciation  expense  associated with fully depreciated  properties and properties sold in 2001.  Depreciation  expense from property  sales  in 2002 has  been  classified  as  discontinued  operations  in accordance  with SFAS No. 144.  Such  expenses  on  property  sales prior to the implementation  of  SFAS  No.  144  have  not  been  similarly  reclassified  to discontinued operations.

Other  operating  expenses  associated  with the  management of real  properties decreased  $0.4 million or 4.9% to $7.3 million during 2002 versus such expenses incurred of $7.7 million in 2001.  This decrease is mainly  attributable  to the decrease in hotel  operating  expenses due to the decrease in hotel  revenues as noted above.

            Engineered Products
            -------------------

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating  results of the  engineered  products  segment for the years ended
December 31, 2002 and 2001 are as follows:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                      (In Thousands)           2002                        2001
                                                         --------------------   ----------------------

         Net sales                                       $       33,513              $       33,792
         Cost of sales                                           24,500                      25,083
         Selling, general and administrative expenses             6,757                       6,797
                                                         --------------              --------------
         Operating Income                                $        2,256              $        1,912
                                                         ==============              ==============

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

Cost of sales as a percentage of net sales decreased  approximately 1.1% between
2001 and 2002,  principally  due to the mix of products  sold as noted above and the implementation of cost containment measures.

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

            Other Income and Expense, Net
            -----------------------------

Other income and expense,  net decreased  approximately  $1.0 million from $17.0 million in 2001 to $16.0  million in 2002.  The decrease is  principally  due to lower  net  gains on the  sale of real  estate  assets  of $5.3  million,  which excludes pre-tax gains of $0.8 million  reflected as discontinued  operations in the  Company's  Consolidated  Statements  of  Income,  and  lower  realized  and unrealized gains on  available-for-sale  and trading securities of $1.3 million.
These  decreases  were offset by higher net  realized  and  unrealized  gains on derivative instruments of $5.8 million.

            Discontinued Operations
            -----------------------

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued  operations  was $1.3 million on a net of tax basis for 2002 versus
$1.5  million in 2001.  Prior year  amounts  have been  reclassified  to reflect results of operations of real  properties  held for sale as of December 31, 2003 or  sold  during  2003 or 2002  since  the  implementation  of SFAS  No.  144 as discontinued  operations.  Gains on the  sale of real  estate  accounted  for as discontinued  operations  were $0.5  million  on a net of tax basis for the year ended December 31, 2002.  Prior to the  implementation  of SFAS No. 144 in 2002, gains or losses  on sales of real  estate  assets  were not  accounted  for as a component of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company experienced a net cash inflow from operations of approximately $10.6
million,   $10.3  million  and  $11.9  million  during  2003,   2002  and  2001,
respectively. The $0.3 million increase in operating cash flow from 2002 to 2003 primarily  results  from  increases  in net  proceeds  from the sale of  trading securities and income from operations offset by changes in working capital.  The
$1.6 million decline in operating cash flow from 2001 to 2002 primarily  results from a reduction  in the proceeds of trading  securities  and changes in working capital offset by a decline in income taxes.

In 2003, cash provided by investing activities was $14.3 million which consisted primarily  of a $13.3  million net  distribution  from joint  ventures and $11.9 million of proceeds  from the sale of real estate assets offset by net purchases of  available-for-sale  securities of $11.6 million.  The net distribution  from joint  ventures  of $13.3  million  consists of $12.0  million in proceeds  from
financing   of  the  joint   venture   hotels  and  $1.3  million  from  capital
distributions. In addition, during the year the Company purchased an interest in a full-service hotel for $6.1 million and received proceeds of $5.9 million from the sale of interests in the joint ventures hotels.

In  2002,  $22.0  million  was  used in  investing  activities  which  consisted primarily of a $23.1  million  investment  in a 50% interest in a joint  venture hotel, net purchases of available-for-sale securities and derivative instruments of $3.5 million and a $3.0  million  purchase of a note  receivable.  These were partially  offset  by  proceeds  from the  sale of real  estate  assets  of $7.3 million.

In 2001, $45.7 million was provided by investing activities consisting primarily of  $31.7  million  in  net  proceeds  from  available-for-sale  securities  and derivative  instruments,  $12.9 million in proceeds from the sale of real estate assets and the  repayment  of a $3.5 million note  receivable.  These  investing activities were offset by $3.1 million from the acquisition of and/or  additions to real estate assets and property, plant and equipment.

Net cash used in financing  activities was  approximately  $14.6  million,  $7.6 million and $6.6 million during 2003, 2002 and 2001, respectively. These uses of cash were primarily attributable to debt reduction,  the purchase and retirement of the  Company's  Common Stock and offset by cash proceeds from the exercise of stock options. In addition,  during the current year, the Company paid a special one-time cash dividend of $2.00 per common share on a pre-split  basis amounting to $9.1 million.

At December 31, 2003, the Company's cash and marketable  securities  were $108.8 million and working  capital was $96.1 million  compared to cash and  marketable securities of $74.8 million and working capital of $67.0 million at December 31,
2002.  Management continues to believe that the real estate market is overvalued and accordingly  acquisitions  have been limited to those select properties that meet the Company's  stringent financial  requirements.  Management believes that the available  working  capital along with the $80.0 million of  availability on the revolving credit facility, discussed below, puts the Company in an opportune position to fund  acquisitions  and grow the  portfolio  if and when  attractive long-term opportunities become available.

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend of $2.00 per common  share on a pre-split  basis to all stockholders of record as of June 20, 2003. While the Company does not currently expect to pay additional  dividends in the future,  the Board of Directors could reevaluate  this position in the future.  This dividend,  totaling $9.1 million, was paid on July 10, 2003.

The cash  needs of the  Company  have been  satisfied  from funds  generated  by current operations.  It is expected that future operational cash needs will also be  satisfied  from  existing  cash  balances,  marketable  securities,  ongoing operations  and  borrowings  under the Revolver (as  hereinafter  defined).  The primary source of capital to fund  additional  real estate  acquisitions  and to make  additional  high-yield  mortgage  loans  may  come  from  existing  funds, borrowings  under the  Revolver,  the sale,  financing  and  refinancing  of the
Company's  properties  and from third party  mortgages and purchase  money notes obtained in connection with specific acquisitions.

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect  to the  acquisition  of  other  companies  or the acquisition of real properties in exchange for equity securities.

Funds of the Company in excess of that needed for  working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.  Changes in U.S.
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash and other interest  bearing  investments  currently held by the Company and the decline in U.S.  interest rates over the past several  years,  the Company's earnings have been negatively impacted.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for an $80.0  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December 31, 2005.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable  securities,  as defined. At December 31,
2003,  eligibility  under the  Revolver was $80.0  million  based upon the above terms and there  were no  amounts  outstanding  under the  Revolver.  The credit agreement  contains  certain  financial  and  restrictive  covenants,  including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness.  The Company was in compliance  with all covenants at December 31,
2003.  The credit  agreement also contains  provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default,  as defined in the credit  agreement.  Borrowings  under the
Revolver,  at the  Company's  option,  bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate ("LIBOR")  (1.12% at December 31,
2003)  plus  2.0%  for  non-cash  collateralized  borrowings  and  1.0% for cash collateralized borrowings.

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge  accounting  and therefore  changes in such  derivatives  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial  action at Metex' two New Jersey  facilities.  See Item 1 of Part I and
Note 18,  "Commitments  and  Contingencies"  of Notes to Consolidated  Financial
Statements for further discussion on this matter.

The Company is subject to various litigation,  legal, regulatory and tax matters that  arise in the  ordinary  course of  business  activities.  When  management believes it is probable  that a liability has been incurred and such amounts are reasonably estimable the Company provides for amounts that include judgments and penalties  that may be  assessed.  These  liabilities  are  usually  included in accounts payable and accrued  liabilities or other long-term  liabilities in the
Consolidated Financial Statements, depending on the anticipated payment date. At
December 31, 2003 and 2002, the Company had  approximately  $20 million recorded in other long-term  liabilities relating to such matters.  None of these matters
are  expected  to  result  in  a  material   adverse  effect  on  the  Company's
consolidated financial position or results of operations.

Previous  purchases of the  Company's  Common  Stock have reduced the  Company's additional  paid-in  capital to zero and  accordingly  current year purchases in excess of par value have reduced  retained  earnings.  During 2003,  the Company purchased  and  retired  166,000  shares  of  the  Company's  Common  Stock  for approximately  $3.2 million.  Future  repurchases of the Company's  Common Stock will also  reduce  retained  earnings  by  amounts  in excess of the par  value.
Repurchases  of the Company's  Common Stock may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions, subject to available resources.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
------------------------------------------------------

The following table  summarizes the Company's  contractual  cash obligations and other commitments at December 31, 2003:

              (In Thousands)                                        PAYMENTS DUE BY PERIOD
                                                                    ----------------------
                                             Less
                                             than               1-3            4-5         After
         Contractual Obligations            1 year             years          years       5 years        Total
        -------------------------          --------         ----------     ----------     --------       ----------

  Long-Term Debt (1)                      $  3,888         $    3,091     $      778     $  4,590       $   12,347

  Operating Leases (2)                         424                706            596        2,677            4,403

  Employment Contract (3)                      750                  -              -            -              750
                                          --------         ----------     ----------     --------       ----------
  Total Contractual Cash
      Obligations                         $  5,062         $    3,797     $    1,374     $  7,267       $   17,500
                                          ========         ==========     ==========     ========       ==========

     (1) See Note 7 of Notes to Consolidated Financial Statements.
     (2) See Note 17 of Notes to Consolidated Financial Statements.
     (3) See Note 18 of Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS
--------------------------

The  Company  has a  50.0%  interest  in  an  unconsolidated  limited  liability corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors  of the  Company  and  the  wife of one of the  Directors  has an 8.0%
interest  in this  entity.  The  Company's  share of  income  arising  from this investment,  accounted  for as a leveraged  lease,  was  $491,000,  $673,000 and
$868,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In December 2002,  the Company  purchased a 50% interest in a joint venture (the
"Hotel  Venture")  for  $23  million   together  with  Prime  Hospitality  Corp.
("Prime"),  a publicly-traded  company for which the Company's Board Chairman is an  executive  officer and  director  and  another  Director of the Company is a director.  The Hotel  Venture owns and operates a hotel in New Jersey.  In March
2003,  the Company and Prime each sold a 10% interest in the Hotel Venture to an unrelated third party, at cost.

In April 2003, the Hotel Venture  entered into a $25 million  mortgage loan (the
"Mortgage")  with a bank,  secured by the underlying  hotel. The proceeds of the loan  were  distributed  to the  partners  of the Hotel  Venture  based on their ownership interest,  thereby reducing their respective investment. In connection with the  Mortgage,  the  Company  and  Prime  entered  into a  direct  guaranty agreement  with the bank whereby the Company and Prime,  jointly and  severally, guaranteed  not more than $4  million  of the  Mortgage.  Amounts  due under the guaranty are reduced by the scheduled principal payments under the Mortgage. The guaranty is  enforceable  upon the  occurrence  of certain  events,  including a default as defined in the Mortgage and expires upon  satisfaction of the loan in
April 2006.  Pursuant to the  operating  agreement,  any payments made under the guaranty would increase the guarantors' ownership interest. The Company believes that the collateral of the underlying  hotel is sufficient to repay the Mortgage without requiring  enforcement of the guaranty.  Accordingly,  the fair value of the guarantee was determined to be insignificant  and,  therefore,  no liability has been recorded.

In January  2003,  the Company  purchased a 50% interest in a joint venture (the
"Quebec  Venture") for $6 million  together with Prime.  The Quebec Venture owns and  operates a hotel in Quebec,  Canada.  In March 2003,  the Company and Prime
each sold a 10% interest in the Quebec Venture to an unrelated  third party,  at cost. In July 2003, the Quebec Venture  entered into an $8.2 million  (Canadian)
mortgage  loan with a  Canadian  Bank,  secured  by the  underlying  hotel.  The proceeds of the loan were  distributed  to the  partners  of the Quebec  Venture based on their ownership interest, thereby reducing their respective investment.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's  equity in earnings of these hotel  ventures was $987,000 for the year ended December 31, 2003.

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and Quebec Venture,  are managed by Prime.  Fees paid for the management of the Company's two hotel properties are based upon a percentage of revenue and were approximately $97,000,  $117,000, and $121,000 for the years ended December
31, 2003,  2002 and 2001,  respectively.  Included in  marketable  securities at
December 31, 2003 and 2002 was $36.1 million and $20.4 million, respectively, of common stock in Prime which  represents  approximately  7.9% and 5.6% of Prime's outstanding shares,  respectively.  During the year ended December 31, 2003, the
Company  purchased  1,036,000  shares  of the  common  stock of  Prime  for $5.9 million.

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

          Revenue  Recognition and Accounts  Receivable - Real Estate Investment
          and Management
          ----------------------------------------------------------------------

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

            Revenue Recognition and Accounts Receivable - Engineered Products
            -----------------------------------------------------------------

In general,  sales are recorded when products are shipped,  title has passed and collection is reasonably assured. Management believes that adequate controls are in place  to  ensure  compliance  with  contractual  product  specifications,  a substantial  history of such  performance  has been  established  and historical returns and allowances  have not been  significant.  If actual sales returns and allowances  exceed  historical  amounts,  the Company's sales would be adversely affected.

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

            Marketable Securities
            ---------------------

The Company determines the appropriate  classification of marketable  securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2003 and 2002, all marketable securities held by the Company have been classified as either available-for-sale or trading and,  as a result,  are  stated at fair  value.  Unrealized  gains and losses on
available-for-sale   securities   are  recorded  as  a  separate   component  of
stockholders'  equity.  Realized  gains and losses on the sale of  securities as well as unrealized holding gains and losses on trading securities, as determined on a first-in,  first-out basis, are included in the Consolidated  Statements of
Income.

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

            Discontinued Operations
            -----------------------

The Company is required to make certain  subjective  assessments  utilizing  the provisions  of SFAS No.  144 in  determining  whether a  long-lived  asset to be disposed of should be  reclassified as  discontinued  operations.  Commencing in
2002, the Company  considered  real property to be held for sale and reported as discontinued  operations  if  management  committed  to a plan to sell the asset under usual and customary terms and believes such sale will be completed  within one year. In such event, the financial results  associated with these assets are reclassified  as  discontinued  operations for all periods  presented.  Although operating income, income from continuing operations and income from discontinued
operations   is   directly   affected   by   management's    assessments,    the
reclassification has no impact on net income.

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
The Company  has  assumed  that the  expected  long-term  rate of return on plan assets will be 8.0% for 2003 and 2002 as compared to 9.0% for 2001. Based on the
Company's  existing  and  forecasted  asset  allocation  and  related  long-term investment  performance  results,  the Company  believes that its  assumption of future  returns of 8.0% is reasonable.  The assumed  long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan  assets in a  systematic  manner.  This  produces  the expected return on plan assets that is included in pension income (expense). The difference  between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses)  affects the calculated value of plan assets and,  ultimately,  future pension income (expense).  During
2002 and 2001, the plan assets have earned a rate of return less than 8.0%. This decline  was due,  in large part,  to general  declines  in the market  value of investments.  During 2003, the Company's pension plan investments experienced an approximate  20% rate of  return.  A 100  basis  point  change  in the  expected long-term  rate of return on plan assets would have changed  fiscal 2003 pension expense by $84,000.

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
Interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash currently  held by the Company and the decline in U.S.  interest rates over the past several years, the Company's earnings have been negatively impacted.

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

The following is a tabular presentation of quantitative market risks at December
31, 2003:

                                          Principal (Notional) Amount by Expected Maturity
                             -------------------------------------------------------------------------      Fair
                                                                                      There-                Value
(Dollars in Thousands)         2004         2005        2006       2007       2008    after      Total     12/31/03

ASSETS
Available-for-sale
  securities                 $49,612    $      -    $      -    $      -   $     -  $      -    $49,612   $49,612
Notes receivable  (1)        $    55    $     57    $  2,802    $      1   $     2  $      -    $ 2,917   $ 3,450
Average interest rates          15.0%       15.0%       15.0%        9.0%      9.0%        -

LIABILITIES
Long-term debt, including
  current portion
    Fixed rate               $ 3,888    $  2,398    $    693    $    368  $    410  $  4,590    $12,347   $12,285
    Average interest rate        6.9%        6.5%        6.5%        6.5%      6.4%      6.5%

Derivative instruments (2)   $    10    $      -    $      -    $      -  $      -  $      -    $    10   $    10

(1)  Expected  maturities are net of deferred  gains which are recognized  under the  installment  method of  accounting.
(2)  Consisting of put and/or call options.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

See Note 1 of Notes to Consolidated  Financial Statements for a full description of recent accounting  pronouncements  including the respective dates of adoption and effects on results of operations and financial conditions.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain  statements in this Report on Form 10-K and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties  inherent in forward-looking  statements the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  The following are some of the risks that could cause actual results to differ  significantly from those expressed or implied by such statements:

REVENUES AND PROFITABILITY OF OUR ENGINEERED PRODUCTS SEGMENT MAY BE NEGATIVELY
AFFECTED IN A SLOWING ECONOMY.

The success of our engineered  products segment depends in large part on general business  conditions of our customers and general  economic  conditions.  If the economy  slows either in the United  States or in foreign  countries in which we sell our products,  some of our current and  prospective  customers may decrease spending on engineered  products and  accordingly  may postpone,  reduce or even forego the purchase of our products.  If forecasted orders are not received,  we may have large  inventories of slow moving or unusable parts.  This could result in an adverse  effect on our  business,  results of  operations,  liquidity  and financial position.

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

RELIANCE ON SIGNIFICANT CUSTOMERS.

The Company  sells its  engineered  products to many  customers  throughout  the world.  Historically,  a small number of  customers  accounted  for  significant portions of these sales.  For the year ended  December  31,  2003,  sales by the engineered products to its largest customer accounted for 20.9% of the segment's sales. The loss of this customer or one or more of other  significant  customers could adversely affect the Company's results of operations.

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

Federal,  state and local laws and regulations relating to the protection of the environment  require a current or  previous  owner or operator of real estate to investigate  and clean up hazardous or toxic  substances at such  property.  The
Company has undertaken the completion of  environmental  studies and/or remedial action at Metex' two New Jersey facilities (see  "Environmental  Regulations" in
Item 1 of Part I and  Note  18,  "Commitments  and  Contingencies"  of  Notes to
Consolidated Financial Statements).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 15, "Exhibits,  Financial  Statements Schedules and
Reports on Form 8-K" and are contained in this Form 10-K, beginning on page 23.

ITEM 9.    CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  the Company  carried out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure controls and procedures  pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation,  the Chief Executive  Officer and Chief Financial  Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material  information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports.  There  have been no  significant  changes  in the  Company's  internal controls over financial  reporting or in other factors that could  significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

CODE OF ETHICS

Our Board of  Directors  intends on adopting a code of ethics prior to April 29,
2004 which will apply to all of our directors, officers and employees, including our Chief Executive Officer,  Chief Financial Officer,  Corporate Controller and
other people performing similar functions.

ITEM 11.   EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see "Related
Party Transactions" in Item 7 and Note 12,  "Transactions with Related Parties,"
of Notes to  Consolidated  Financial  Statements,  contained  elsewhere  in this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Stockholders under the caption "Independent Auditors" and is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated  Financial
        Statements and Consolidated Financial Statement Schedules of the Company
        are included in this Form 10-K at the pages indicated:

                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                                                                                             Page

        Report of Independent Certified Public Accountants - Grant Thornton LLP ...............................23
        Consolidated Balance Sheets as of December 31, 2003 and 2002 ..........................................24
        Consolidated Statements of Income for the Years Ended
            December 31, 2003, 2002, and 2001 .................................................................25
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
            for the Years Ended December 31, 2003, 2002, and 2001 .............................................26
        Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2003, 2002, and 2001 ..............................................................27-28
        Notes to Consolidated Financial Statements .........................................................29-49

    (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    (3) SUPPLEMENTARY DATA

        Quarterly Financial Data (Unaudited)...................................................................53

        Schedules  not  listed  above  are  omitted  as  not  applicable  or the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2003.

(c) Exhibits

        3.1.   Amended and Restated  Certificate of Incorporation of the Company
               (incorporated   by  reference  to  exhibit  3.1  filed  with  the
               Company's  report on Form 10-K for the fiscal year ended December
               31, 1993).

      * 3.2.   Amendment   to  the   Amended   and   Restated   Certificate   of
               Incorporation of the Company.

        3.3.   By-laws of the Company  (incorporated  by  reference to exhibit 3 filed with the Company's  report on Form 10-K for the fiscal year ended December 31, 1980).

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
               Company's  report on Form 10-K for the fiscal year ended December
               31, 1998).

     * 10.4.   Amended and Restated  Employment  Agreement  dated as of November
               17, 2003 by and between the Company and A. F. Petrocelli.

       10.5.   Revolving  Credit  Agreement  dated as of December 10, 2002, with the  financial  parties  thereto  (incorporated  by  reference to exhibit 10.7 filed with the Company's report on Form 10-K for the fiscal year ended December 31, 2002).

     *   21.   Subsidiaries of the Company.

     *   23.   Auditors'  consent  to  the  incorporation  by  reference  in the
               Company's  Registration  Statements on Form S-8 as of and for the
               three years ended  December  31, 2003 from Grant  Thornton LLP of the Report of Independent  Certified Public Accountants  included herein.

     * 31.1.   Certification  of the Chief  Executive  Officer  pursuant to Rule
               13a-14.

     * 31.2.   Certification  of the Chief  Financial  Officer  pursuant to Rule
               13a-14.

     * 32.1.   Certification of the Chief Executive  Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

     * 32.2.   Certification of the Chief Financial  Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED CAPITAL CORP.

Dated:  March 22, 2004                      By: /s/ A. F. Petrocelli
                                                --------------------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the  following  persons on behalf of the Company in the capacities and on the date indicated.

Dated:   March 22, 2004                     By: /s/ A. F. Petrocelli
                                                --------------------------------
                                                  A. F. Petrocelli
                                                  Chairman, President and
                                                  Chief Executive Officer

Dated:   March 22, 2004                     By: /s/ Howard M. Lorber
                                                --------------------------------
                                                  Howard M. Lorber
                                                  Director

Dated:   March 22, 2004                     By: /s/ Robert M. Mann
                                                --------------------------------
                                                  Robert M. Mann
                                                  Director

Dated:   March 22, 2004                     By: /s/ Anthony J. Miceli
                                                --------------------------------
                                                  Anthony J. Miceli
                                                  Chief Financial Officer,
                                                  Chief Accountant, Secretary
                                                  and Director

Dated:   March 22, 2004                     By: /s/ Arnold S. Penner
                                                --------------------------------
                                                  Arnold S. Penner
                                                  Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying  consolidated  balance sheets of United Capital
Corp. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the
related   consolidated   statements   of   income,   stockholders'   equity  and
comprehensive  income and cash  flows for each of the three  years in the period ended December 31, 2003. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and  Subsidiaries  as of December 31, 2003 and 2002, and the  consolidated results of their  operations and their  consolidated  cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated  financial statement schedules for each of the three years in the period ended  December  31, 2003,  listed in the Index at
Item 15(a)(2). In our opinion,  these schedules,  when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Melville, New York
February 13, 2004

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                          AS OF DECEMBER 31,
                                                                         -------------------
                                                                           2003        2002
                                                                         --------   --------

ASSETS

Current assets:
    Cash and cash equivalents                                            $ 59,210   $ 48,893
    Marketable securities                                                  49,612     25,893
    Notes and accounts receivable, net                                      6,506      5,651
    Inventories                                                             4,155      3,677
    Prepaid expenses and other current assets                                 961      1,477
    Deferred income taxes                                                       -        207
    Current assets of discontinued operations                                  14        137
                                                                         --------   --------
      TOTAL CURRENT ASSETS                                                120,458     85,935
                                                                         --------   --------

Property, plant and equipment, net                                          3,098      3,569
Real property held for rental, net                                         39,636     42,251
Investments in joint ventures                                              19,819     31,389
Noncurrent notes receivable                                                 2,862      2,994
Other assets                                                                3,197      3,707
Noncurrent assets of discontinued operations                                  644      6,702
                                                                         --------   --------

      TOTAL ASSETS                                                       $189,714   $176,547
                                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                 $  3,888   $  3,770
    Accounts payable and accrued liabilities                                9,267      9,190
    Income taxes payable                                                    7,270      5,260
    Deferred income taxes                                                   3,947          -
    Current liabilities of discontinued operations                             12        725
                                                                         --------   --------
      Total current liabilities                                            24,384     18,945
                                                                         --------   --------

Long-term debt                                                              8,459     12,347
Other long-term liabilities                                                30,871     31,016
Deferred income taxes                                                       1,783      2,605
                                                                         --------   --------
      TOTAL LIABILITIES                                                    65,497     64,913
                                                                         --------   --------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.10 par value, authorized 17,500 shares; issued and
     outstanding 9,092 and 9,039 shares, respectively                         909        904
    Retained earnings                                                     114,436    109,644
    Accumulated other comprehensive income, net of tax                      8,872      1,086
                                                                         --------   --------
      TOTAL STOCKHOLDERS' EQUITY                                          124,217    111,634
                                                                         --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $189,714   $176,547
                                                                         ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2003       2002        2001
                                                                  --------    --------    --------
REVENUES:
    Net sales                                                     $ 34,019    $ 33,513    $ 33,792
    Rental revenues from real estate operations                     23,268      22,741      24,601
                                                                  --------    --------    --------
                      Total revenues                                57,287      56,254      58,393
                                                                  --------    --------    --------

COSTS AND EXPENSES:
    Cost of sales                                                   23,895      24,500      25,083
    Real estate operations:
       Mortgage interest expense                                     1,032       1,318       1,636
       Depreciation expense                                          2,955       3,102       3,814
       Other operating expenses                                      8,484       7,331       7,709
    General and administrative expenses                              6,016       6,246       5,310
    Selling expenses                                                 3,589       3,504       3,743
                                                                  --------    --------    --------

                      Total costs and expenses                      45,971      46,001      47,295
                                                                  --------    --------    --------

                      Operating income                              11,316      10,253      11,098
                                                                  --------    --------    --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                     1,696       1,934       1,828
    Interest expense                                                  (443)       (532)       (436)
    Other income and expense, net                                    5,038      16,021      16,970
                                                                  --------    --------    --------

                      Total other income                             6,291      17,423      18,362
                                                                  --------    --------    --------

    Income From Continuing Operations Before Income Taxes           17,607      27,676      29,460

    Provision for income taxes                                       6,680       6,035      11,996
                                                                  --------    --------    --------

    INCOME FROM CONTINUING OPERATIONS                               10,927      21,641      17,464
                                                                  --------    --------    --------

DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of tax provision
       of $335, $842 and $1,005, respectively                          502       1,262       1,508
    Net gain on disposal of discontinued operations, net of tax
       provision of $2,357 and $316, respectively                    3,535         474           -
                                                                  --------    --------    --------

    INCOME FROM DISCONTINUED OPERATIONS                              4,037       1,736       1,508
                                                                  --------    --------    --------

    NET INCOME                                                    $ 14,964    $ 23,377    $ 18,972
                                                                  ========    ========    ========

BASIC EARNINGS PER SHARE:

    Income from continuing operations                             $   1.21    $   2.36    $   1.87
    Income from discontinued operations                                .44         .19         .16
                                                                  --------    --------    --------
    NET INCOME PER SHARE                                          $   1.65    $   2.55    $   2.03
                                                                  ========    ========    ========

DILUTED EARNINGS PER SHARE:

    Income from continuing operations                             $   1.02    $   2.17    $   1.78
    Income from discontinued operations                                .38         .17         .15
                                                                  --------    --------    --------
    Net income per share assuming dilution                        $   1.40    $   2.34    $   1.93
                                                                  ========    ========    ========

DIVIDENDS PAID PER SHARE                                          $   2.00    $      -    $      -
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

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In Thousands)

                                                                                         Accumulated
                                                                                            Other
                                                Common Stock Issued                      Comprehensive     Total
                                             ----------------------       Retained         Income,      Stockholders' Comprehensive
                                                 Shares     Amount        Earnings        Net of Tax       Equity       Income
                                             ---------      ---------      ---------     ---------      ---------      ---------

BALANCE - JANUARY 1, 2001                        9,440      $     944      $  72,245     $   3,930      $  77,119

Purchase and retirement of common shares          (168)           (17)        (1,752)            -         (1,769)
Proceeds from the exercise of stock options         10              1             71             -             72
Net income                                           -              -         18,972             -         18,972      $  18,972
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net
      of tax provision of $2,909                     -              -              -         5,404          5,404          5,404
    Reclassification adjustment for net
      gains realized in net income, net of
      tax provision of $1,862                        -              -              -        (3,457)        (3,457)        (3,457)
                                                                                                                       ---------
Comprehensive income                                                                                                   $  20,919
                                             ---------      ---------      ---------     ---------      ---------      =========
BALANCE - DECEMBER 31, 2001                      9,282            928         89,536         5,877         96,341
                                             ---------      ---------      ---------     ---------      ---------

Purchase and retirement of common shares          (296)           (29)        (3,741)            -         (3,770)
Proceeds from the exercise of stock options         53              5            472             -            477
Net income                                           -              -         23,377             -         23,377      $  23,377
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net
      of tax benefit of $1,165                       -              -              -        (2,167)        (2,167)        (2,167)
    Reclassification adjustment for net
      gains realized in net income, net of
      tax provision of $1,414                        -              -              -        (2,624)        (2,624)        (2,624)
                                                                                                                       ---------
Comprehensive income                                                                                                   $  18,586
                                             ---------      ---------      ---------     ---------      ---------      =========

BALANCE - DECEMBER 31, 2002                      9,039            904        109,644         1,086        111,634
                                             ---------      ---------      ---------     ---------      ---------

Dividends paid                                       -              -         (9,102)            -         (9,102)
Purchase and retirement of common shares          (166)           (17)        (3,172)            -         (3,189)
Proceeds from the exercise of stock options        219             22          1,440             -          1,462
Tax benefit from employee stock options              -              -            662             -            662
Net income                                           -              -         14,964             -         14,964      $  14,964
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net
      of tax benefit of $3,879                       -              -              -         8,405          8,405          8,405
    Reclassification adjustment for net
      gains realized in net income, net of
      tax provision of $313                          -              -              -          (619)          (619)          (619)
                                                                                                                       ---------
Comprehensive income                                                                                                   $  22,750
                                             ---------      ---------      ---------     ---------      ---------      =========

BALANCE - DECEMBER 31, 2003                      9,092      $     909      $ 114,436     $   8,872      $ 124,217
                                             =========      =========      =========     =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           2003          2002          2001
                                                                         --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 14,964      $ 23,377      $ 18,972
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                      4,080         4,358         5,244
         Tax benefit from employee stock options                              662             -             -
         Net gain on sale of available-for-sale securities                   (952)       (4,038)       (4,911)
         Net gain on sale of real estate assets                              (153)       (5,708)      (10,995)
         Equity in earnings of joint ventures                              (1,478)         (673)         (868)
         Net gain on disposal of discontinued operations, net of tax       (3,535)         (474)            -
         Net realized and unrealized gain on derivative instruments        (1,851)       (6,283)         (482)
         Purchase of trading securities                                      (961)         (791)          (54)
         Proceeds from sale of trading securities                           2,673             -         2,287
         Net realized and unrealized gain on trading securities              (411)          (35)         (461)
         Changes in assets and liabilities (A)                             (2,451)          611         3,187
                                                                         --------      --------      --------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                   10,587        10,344        11,919
                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                            (19,008)      (11,477)       (4,488)
     Proceeds from sale of available-for-sale securities                    7,438        11,701        25,259
     Proceeds from sale of real estate assets                              11,942         7,258        12,858
     Proceeds from sale of derivative instruments                           1,739         5,093        10,939
     Purchase of derivative instruments                                         -        (8,843)            -
     Purchase of note receivable                                                -        (2,955)            -
     Acquisition of property, plant and equipment                            (574)         (227)       (1,327)
     Principal payments on note receivable                                     81            22         3,500
     Acquisition of/additions to real estate assets                          (337)         (192)       (1,774)
     Investments in joint ventures, net                                      (256)      (23,128)            -
     Distributions from joint ventures, net                                13,304           776           776
                                                                         --------      --------      --------

               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         14,329       (21,972)       45,743
                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage commitments, notes and loans           (3,770)       (3,831)       (4,229)
     Net repayments under credit facilities                                     -          (525)         (700)
     Purchase and retirement of common shares                              (3,189)       (3,770)       (1,769)
     Proceeds from the exercise of stock options                            1,462           477            72
     Dividends paid                                                        (9,102)            -             -
                                                                         --------      --------      --------

                NET CASH USED IN FINANCING ACTIVITIES                     (14,599)       (7,649)       (6,626)
                                                                         --------      --------      --------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      10,317       (19,277)       51,036

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               48,893        68,170        17,134
                                                                         --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 59,210      $ 48,893      $ 68,170
                                                                         ========      ========      ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In Thousands)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              2003            2002          2001
                                                                          ----------        --------      -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:

            Interest                                                       $    1,329        $1,652        $2,265
                                                                           ==========        ======        ======

            Taxes                                                          $    7,418        $7,349        $5,722
                                                                           ==========        ======        ======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of note receivable in connection with sale
      of real property, net of deferred gain                               $      -          $   46        $    -
                                                                           ==========        ======        ======

(A)   Changes in assets and liabilities are as follows:

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                          2003              2002                 2001
                                                                   -----------        -------------       --------------

            Notes and accounts receivable, net                     $      (865)        $        734       $         (864)
            Inventories                                                   (478)               1,276                 (340)
            Prepaid expenses and other current assets                       (4)                (606)                (219)
            Deferred income taxes                                         (860)               2,161                 (362)
            Noncurrent notes receivable                                    106                    9                   (9)
            Other assets                                                   427                 (650)                  68
            Accounts payable and accrued liabilities                       189                1,348               (1,668)
            Income taxes payable                                          (346)              (2,641)               1,492
            Other long-term liabilities                                   (145)                  50                6,005
            Discontinued operations - noncash charges and
               working capital changes                                    (475)              (1,070)                (916)
                                                                   -----------        -------------       --------------
                        Total                                      $    (2,451)       $         611       $        3,187
                                                                   ===========        =============       ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001
                      (In Thousands, Except Per Share Data)

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         ------------------

          United Capital Corp. (the "Company") and its  subsidiaries are engaged in the investment and management of real estate and in the manufacture and sale of  engineered  products.  The Company  also  invests  excess
          available   cash  in  marketable   securities   and  other   financial
          instruments.

         Principles of Consolidation
         ---------------------------

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

         Revenue  Recognition and Accounts  Receivable - Real Estate  Investment
         and Management
         -----------------------------------------------------------------------

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

         Revenue Recognition and Accounts Receivable - Engineered Components
         -------------------------------------------------------------------

          In general,  sales are recorded when  products are shipped,  title has passed and collection is reasonably assured.  Management believes that adequate  controls are in place to ensure  compliance with contractual product specifications,  a substantial history of such performance has been  established and historical  returns and allowances have not been significant.  If actual sales returns and allowances exceed historical amounts, the Company's sales would be adversely affected.

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

         Cash and Cash Equivalents
         -------------------------

          Cash  equivalents of $36,818 and $9,061 at December 31, 2003 and 2002,
          respectively,   consist  of  commercial  paper,  overnight  repurchase
          agreements  and  certificates  of deposit.  The Company  considers all highly liquid  investments  with a maturity,  at the purchase date, of three months or less to be cash equivalents.

         Marketable Securities
         ---------------------

          The Company determines the appropriate classification of securities at the  time  of  purchase  and  reassesses  the  appropriateness  of the classification  at each reporting date. At December 31, 2003 and 2002, all marketable  securities held by the Company have been classified as either  available-for-sale  or trading and, as a result, are stated at
          fair  value.   Unrealized  gains  and  losses  on   available-for-sale
          securities  are  recorded  as a separate  component  of  stockholders'
          equity. Realized gains and losses on the sale of securities as well as
          unrealized  holding  gains  and  losses  on  trading  securities,   as
          determined  on a  first-in,  first-out  basis,  are  included  in  the
          Consolidated Statements of Income.

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

         Notes and Accounts Receivable, Net
         ----------------------------------

          Notes and accounts receivable, net consist of the following components at:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       2003          2002
                                                                      ------        ------

                  Trade receivables                                   $5,463        $4,061
                  Rental receivables                                     338           441
                  Other receivables                                      974         1,408
                  Current portion of notes receivable                     55            65
                                                                      ------        ------
                         Total                                         6,830         5,975
                  Less:  Allowance for doubtful accounts                 324           324
                                                                      ------        ------
                                                                      $6,506        $5,651
                                                                      ======        ======

          Changes  in the  Company's  allowance  for  doubtful  accounts  are as follows:

                                                                        2003        2002
                                                                       -----        -----

                  Beginning balance                                    $ 324        $ 328
                  Recoveries of accounts previously written off,
                    net of write-offs                                      -           (4)
                                                                       -----        -----
                  Ending balance                                       $ 324        $ 324
                                                                       =====        =====

         Inventories
         -----------

          Inventories  are  stated at the lower of cost or  market  and  include material,  labor and manufacturing  overhead. The first-in,  first-out
          (FIFO) method is used to determine the cost of inventories.  Inventory consists of the following:

                                                        DECEMBER 31,
                                            ----------------------------------
                                                 2003                2002
                                            --------------      --------------

                Raw materials               $        1,601      $        1,765
                Work in process                        411                 367
                Finished goods                       2,143               1,545
                                            --------------      --------------
                                            $        4,155      $        3,677
                                            ==============      ==============

         Depreciation and Amortization
         -----------------------------

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

                Intangible assets with definite lives:
                  Patents, trademarks and other intellectual property         5 to 20 years

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

          Commencing in 2002,  the Company  considered  real property to be held for sale and reported as  discontinued  operations if  management  has committed to a plan to sell the asset under usual and customary  terms and  believes  such sale will be  completed  within one year.  In such
          event,  the  financial  results   associated  with  these  assets  are
          reclassified as discontinued  operations for all periods presented. In the normal  course of business,  the Company  receives  offers for the sale of properties,  either solicited or unsolicited. For those offers that are  accepted,  the  prospective  buyer  usually  requires  a due diligence  period before  consummation of the  transaction.  It is not unusual  for  matters  to  arise  that  result  in the  withdrawal  or rejection of the offer during this  process.  If  circumstances  arise that previously were considered unlikely and, as a result,  management decides  not to sell a  property  classified  as held  for  sale,  the property  is  reclassified  as held for  rental.  A  property  that is reclassified is measured and recorded individually at the lower of its carrying amount before being classified as held for sale, adjusted for any  depreciation  expense  that  would have been  recognized  had the property been  continuously  classified as held for rental or its fair market value at the date of the subsequent decision not to sell.

         Property, Plant and Equipment
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

          The  Company   accounts  for  its  defined  benefit  pension  plan  in
          accordance with Statement of Financial  Accounting  Standards ("SFAS")
          No. 87,  "Employers'  Accounting for Pensions"  ("SFAS No. 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 generally reduces the volatility of future income  (expense)  from changes in pension  liability  discount rates and the performance of the pension plan's assets.

          The most  significant  element in  determining  the Company's  pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets.  The Company has assumed  that the expected  long-term rate of return on plan assets will be 8.0% for 2003 and 2002. Based on the Company's  existing and  forecasted  asset  allocation and related long-term  investment  performance  results, the Company believes that its assumption of future  returns of 8.0% is  reasonable.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic  manner.  This  produces  the expected  return on plan assets that is included in pension  income  (expense).  The difference between this  expected  return and the actual return on plan assets is deferred.  The net deferral of past asset gains  (losses)  affects the calculated value of plan assets and, ultimately, future pension income
          (expense).  During  2002 and 2001,  the plan  assets  earned a rate of return less than 8.0%. This decline was due, in large part, to general declines  in  the  market  value  of  investments.  During  2003,  the
          Company's pension plan investments experienced an approximate 20% rate of return. A 100 basis point change in the expected  long-term rate of return on plan assets would have changed  fiscal 2003 pension  expense by $84.

         Research and Development
         ------------------------

          The Company  expenses  research,  development and product  engineering costs as incurred.  Approximately  $63, $58 and $77 of such costs were incurred by the Company in 2003, 2002 and 2001, respectively.

         Shipping and Handling Costs
         ---------------------------

          Shipping and  handling  costs billed to a customer are included in net sales and the related  costs are included in cost of sales and selling expenses.  For the years ended  December  31,  2003,  2002,  and 2001, shipping and handling  costs  included in selling  expenses were $325,
          $293 and $316, respectively.

         Dividends
         ---------

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
         -----------

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
          Unless otherwise indicated,  all references to the number of shares of common  stock,  per share prices and  earnings per share  amounts have been adjusted to reflect the increase in authorized  capital and stock split on a retroactive basis, except dividends per share.

         Earnings Per Common Share
         -------------------------

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

         Stock-Based Compensation
         ------------------------

          The Company accounts for stock-based  compensation using the intrinsic value method in accordance  with Accounting  Principles  Board Opinion
          No.  25,  "Accounting  for Stock  Issued to  Employees,"  and  related
          Interpretations   ("APB  No.  25")  and  has  adopted  the  disclosure
          provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -
          Transition  and  Disclosure,  an amendment of FASB  Statement No. 123"
          ("SFAS  No.  148").  Under APB No.  25,  compensation  expense is only recognized  when the market value of the underlying  stock at the date of grant exceeds the amount an employee must pay to acquire the stock.
          The Company has issued stock  options with an exercise  price equal to the  market  value  of the  underling  stock  on the  date  of  grant.
          Accordingly,  no  compensation  expense  has  been  recognized  in the
          Consolidated  Financial  Statements in connection  with employee stock option grants.

          The following table  illustrates the effect on net income and earnings
          per  share  had  the  Company  applied  the  fair  value   recognition
          provisions of SFAS No. 123, "Accounting for Stock-Based  Compensation"
          to stock-based employee compensation.

                                                                      YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                         2003                    2002                  2001
                                                    ---------------        ---------------        ---------------
Net income, as reported                             $        14,964        $        23,377        $        18,972
Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                    (2,586)                (2,068)                (1,750)
                                                    ---------------        ---------------        ---------------
Pro forma net income                                $        12,378        $        21,309        $        17,222
                                                    ===============        ===============        ===============
Earnings per share:
          Basic - as reported                       $          1.65        $          2.55        $          2.03
                                                    ===============        ===============        ===============
          Basic - pro forma                         $          1.37        $          2.33        $          1.84
                                                    ===============        ===============        ===============
          Diluted - as reported                     $          1.40        $          2.34        $          1.93
                                                    ===============        ===============        ===============
          Diluted - pro forma                       $          1.18        $          2.21        $          1.81
                                                    ===============        ===============        ===============

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

                                                         GRANTS ISSUED DURING
                                            -------------------------------------------
                                               2003            2002             2001
                                            -------------------------------------------
Expected life (years)                            5                5                5
Risk free interest rate                        2.2%             4.4%             5.0%
Expected volatility                           33.7%            34.2%            36.9%
Dividend yield                                 0.0%             0.0%             0.0%
Weighted-average option fair value          $ 7.26           $ 4.59           $ 4.84

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

          Management  maintains a diversified  portfolio of cash equivalents and investments in a variety of securities,  primarily U.S. investments in both common and preferred  equity issues and participates on a limited basis in  transactions  involving  derivative  financial  instruments, including  short stock sales and put and/or call options.  At December
          31, 2003 and 2002,  the fair value of such  derivatives  was ($10) and
          ($122),  respectively,  which is recorded  as a component  of accounts payable and accrued  liabilities in the  Consolidated  Balance Sheets.
          These  instruments  do not qualify for hedge  accounting and therefore changes in the derivatives fair value are recognized in earnings.  The
          Company  recognized  $1,851,  $6,283  and  $482  in net  realized  and unrealized  gains  from  derivative  instruments  for the years  ended
          December 31, 2003, 2002 and 2001, respectively,  which are included in other  income  and  expense,  net in the  Consolidated  Statements  of
          Income.

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
          133,  "Accounting for Derivative  Instruments and Hedging Activities."
          Since the Swap was classified as a cash flow hedge,  the fair value of
          ($11) at December 31, 2001 was recorded as a component of  accumulated other  comprehensive  income,  net of tax, with no impact on earnings.
          The amount paid or received on the Swap was accrued and  recognized as an adjustment of interest expense over the term of the agreement.

         Reclassifications
         -----------------

          Certain prior year amounts have been reclassified to present them on a basis consistent with the current year presentations.

         Use of Estimates
         ----------------

          The  preparation of  consolidated  financial  statements in conformity with accounting  principles generally accepted in the United States of
          America  requires  management to use judgment in making  estimates and assumptions that affect the reported  amounts of assets,  liabilities, revenue and expenses and related  disclosure of contingent  assets and liabilities.  Certain of the estimates and assumptions  required to be made relate to matters that are  inherently  uncertain as they pertain to future  events.  While  management  believes that the estimates and assumptions  used  were the most  appropriate,  actual  results  could differ significantly from those estimates under different  assumptions and conditions.

         Recent Accounting Pronouncements
         --------------------------------

          In November 2002, the Financial  Accounting  Standards  Board ("FASB")
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

          In  January  2003,  the  FASB  issued  FASB   Interpretation   No.  46
          "Consolidation  of Variable  Interest  Entities"  ("FIN  46").  FIN 46
          addresses  consolidation by business  enterprises of variable interest entities  that possess  certain  characteristics.  The  interpretation requires that if a business  enterprise  has a  controlling  financial interest in a variable  interest entity,  the assets,  liabilities and results of operations of the variable interest entity must be included in the  consolidated  financial  statements with those of the business
          enterprise.   This  interpretation  applies  immediately  to  variable
          interest  entities  created  after  January  31,  2003 and to variable interest  entities in which an  enterprise  obtains an interest  after that date. In December 2003, the FASB issued FASB  Interpretation  No.
          46R,  "Consolidation of Variable Interest Entities - an interpretation of ARB  51  (revised  December  2003)"  ("FIN  46R"),  which  includes significant  amendments to the  previously  issued FIN 46. Among other provisions,  FIN 46R includes  revised  transition  dates based on the nature as well as the creation date of the variable  interest  entity.
          The  Company is now  required  to adopt the  provisions  of FIN 46R no later than the end of the first reporting period that ends after March
          15,  2004.  The  adoption of these  pronouncements  has not and is not expected  to have a  material  impact  on the  Company's  consolidated financial condition or results of operations taken as a whole.

          In April 2003, the FASB released SFAS No. 149, "Amendment of Statement
          133 on  Derivative  Instruments  and  Hedging  Activities"  ("SFAS No.
          149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the  characteristics  of a derivative, amends the definition of an underlying contract,  and clarifies when a derivative  contains a financing  component  in order to increase  the
          comparability  of  accounting   practices  under  SFAS  No.  133.  The
          statement is effective  for contracts  entered into or modified  after
          September 30, 2003,  and for hedging  relationships  designated  after
          September  30,  2003.  The  adoption  of SFAS  No.  149 did not have a material  impact on the  Company's  financial  position  or results of operations.

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

          In  December  2003,  the  FASB  issued  SFAS  No.132  (Revised  2003),
          "Employers'   Disclosures  about  Pensions  and  Other  Postretirement
          Benefits"  ("SFAS  No.  132R").  This  standard  requires  new  annual disclosures  about  the  types of plan  assets,  investment  strategy, measurement  date,  plan  obligations,  and cash  flows as well as the components  of the net  periodic  benefit cost  recognized  in interim periods. The new annual disclosure  requirements apply to fiscal years ending after December 15, 2003,  except for the disclosure of expected future  benefit  payments,  which must be  disclosed  for fiscal years ending after June 15, 2004.  Interim period  disclosures are generally effective for interim  periods  beginning after December 15, 2003. The
          Company has included the disclosures  required by SFAS No. 132R in its consolidated financial statements for the year ended December 31, 2003
          (see Note 15).

          In December  2003,  the  Securities  and Exchange  Commission  ("SEC")
          issued Staff Accountant Bulletin No. 104, "Revenue  recognition" ("SAB
          No. 104"),  which codifies,  revises and rescinds  certain sections on
          SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and  regulations.  The changes noted in SAB No.
          104 did not have a material effect on the Company's financial position or results of operations.

2.      REAL ESTATE

          The Company is the lessor of real estate under operating  leases which expire in various years  through  2078.  The following is a summary of real property held for rental:

                                                        DECEMBER 31,
                                              -------------------------------
                                                 2003                  2002
                                              --------               --------
Land                                          $ 13,525               $ 13,525
Buildings                                       96,388                 96,075
                                              --------               --------
                                               109,913                109,600
Less:  Accumulated depreciation                 70,277                 67,349
                                              --------               --------
                                              $ 39,636               $ 42,251
                                              ========               ========

          As of December 31, 2003,  total minimum  future rentals to be received under  noncancelable  leases  for  each of the  next  five  years  and thereafter are as follows:

            YEAR ENDED DECEMBER 31,
               2004                           $       13,566
               2005                                   12,054
               2006                                    7,922
               2007                                    6,205
               2008                                    5,718
               Thereafter                             49,684
                                              --------------
            Total minimum future rentals      $       95,149
                                              ==============

          Minimum future rentals do not include additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees' sales. Percentage rents included in the determination of net income for 2003, 2002, and 2001 were
          approximately $758, $631 and $826, respectively.

         Property sales
         --------------

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

          During 2003, the Company sold fourteen commercial  properties from its real estate  investment and  management  segment which had a total net book value of $4,250.  The properties were sold for an aggregate sales price of $5,514, resulting in net gains of $758 on a net of tax basis.
          The  Company  also  sold two  shopping  centers  from its real  estate investment and management  segment which had a total net book value of
          $141. The properties were sold for an aggregate sales price of $3,234, resulting  in gains of  $1,856  on a net of tax  basis.  One  shopping center  from the  Company's  real  estate  investment  and  management segment was donated during the first quarter of 2003 which had a total net book value of $60.  The  Company  received  no  proceeds  from the donation and recorded a loss of $36 on a net of  tax basis.

          During  2003,  the Company  entered into a contract to sell one of its commercial properties with a sales price below its carrying value. The sale was completed in January  2004.  Included in net gain on disposal of  discontinued  operations for the year ended December 31, 2003 is a loss of $867, on a net of tax basis, related to the write-down of this property.  The adjusted  carrying value of this property is classified as held for sale and included in  discontinued  operations at December
          31, 2003 and 2002.

          During 2002, the Company sold an office  property from its real estate investment and  management  segment which had a net book value of $51.
          The  property  was sold for a sales  price  of  approximately  $3,400, including a mortgage  note  receivable of $3,100.  In accordance  with accounting  principles  generally  accepted  in the  United  States of
          America,  the gain from the sale of this property was being recognized under the installment method and,  accordingly,  the carrying value of noncurrent  notes  receivable  had been reduced by the deferred  gain.
          During 2003,  the  mortgage  note  receivable  was  satisfied  and the balance  of the  deferred  gain was  recognized.  For the  year  ended
          December  31, 2003 and 2002,  gains of $1,824 and $176 on a net of tax basis have been recognized from this sale, respectively.

          The results of  operations  for these  properties  for the years ended
          December  31,  2003,   2002  and  2001  have  been   reclassified   to
          discontinued  operations,  on a net of tax basis,  in accordance  with
          SFAS No. 144. In addition,  the assets and liabilities associated with these properties have been reclassified to discontinued  operations in the  Consolidated  Balance  Sheet at December 31, 2002.  These amounts primarily consist of real property,  net of accumulated  depreciation, rents receivable, prepaid or accrued charges and mortgage obligations, if any.

          Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2003          2002            2001
                                                           -------       -------        -------

          Rental revenues from real estate operations      $   610       $ 1,861        $ 2,465
          Mortgage interest expense                             (4)          (48)          (111)
          Depreciation expense                                  (5)          (46)          (200)
          Other operating expenses                             (92)         (191)          (151)
                                                           -------       -------        -------
          Income from operations                           $   509       $ 1,576        $ 2,003
                                                           =======       =======        =======

         Properties held for sale
         ------------------------

          As of December 31, 2003, in accordance with the provisions of SFAS No.
          144, the Company considered three commercial  properties from its real estate  and  investment  management  segment  to be held  for sale and reported as discontinued operations.

          In accordance  with SFAS No. 144, the results of operations  for these properties,  plus those properties sold during 2003 and 2002 since the implementation of SFAS No. 144, have been reclassified to discontinued
          operations,  on a net of tax basis, in the Consolidated  Statements of
          Income  for the years  ended  December  31,  2003,  2002 and 2001.  In addition, the assets and liabilities associated with these properties,
          which  primarily   consist  of  real  property,   net  of  accumulated
          depreciation,  rents  receivable,  prepaid  or  accrued  charges,  and mortgage  obligations,  if any, have been reclassified to discontinued
          operations in the Consolidated Balance Sheets at December 31, 2003 and
          2002.

          Summarized  financial  information  for  properties  held for sale and accounted for as discontinued operations is as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                                 2003              2002             2001
                                                          --------------     --------------    --------------

           Rental revenues from real estate operations    $          575     $          749    $          738
           Mortgage interest expense                                  (1)               (24)              (49)
           Depreciation expense                                     (156)              (156)             (161)
           Other operating expenses                                  (90)               (41)              (18)
                                                          --------------     --------------    --------------
           Income from operations                         $          328     $          528    $          510
                                                          ==============     ==============    ==============

3.      PROPERTY, PLANT AND EQUIPMENT

          Property,  plant and  equipment is  principally  used in the Company's manufacturing operations and consists of the following:

                                                                     DECEMBER 31,
                                                         -------------------------------------------
                                                             2003                         2002
                                                         --------------               --------------

          Land                                          $           28               $           28
          Buildings and improvements                             1,428                        1,471
          Machinery and equipment                               12,524                       12,104
                                                         --------------               --------------
                                                                13,980                       13,603
          Less: Accumulated depreciation                        10,882                       10,034
                                                         --------------               --------------
                                                        $        3,098               $        3,569
                                                         ==============               ==============

4.      MARKETABLE SECURITIES

          The cost, gross  unrealized  gains,  gross unrealized  losses and fair market value of marketable securities by type are as follows:

                                                                  GROSS             GROSS              FAIR
                                                                UNREALIZED        UNREALIZED           MARKET
          DECEMBER 31, 2003:                     COST             GAINS             LOSSES             VALUE
                                           --------------    --------------     --------------     --------------

        Available-for-sale:
          Equity securities                $       28,957    $       13,763     $         (113)    $       42,607
          Bonds                                     7,005                -                  -               7,005
                                           --------------    --------------     --------------     --------------
                                           $       35,962    $       13,763     $         (113)    $       49,612
                                           ==============    ==============     ==============     ==============

                                                                  GROSS                 GROSS                 FAIR
                                                                UNREALIZED            UNREALIZED             MARKET
          DECEMBER 31, 2002:                     COST             GAINS                 LOSSES               VALUE
                                         --------------       --------------        --------------       --------------

         Available-for-sale:
              Equity securities          $       23,389       $        2,119        $         (447)      $       25,061
              Bonds                                   5                   -                     -                     5
                                         --------------       --------------        --------------       --------------
                                                 23,394                2,119                  (447)              25,066
         Trading:
              Equity securities                     792                   35                    -                   827
                                         --------------       --------------        --------------       --------------
                                         $       24,186       $        2,154        $         (447)      $       25,893
                                         ==============       ==============        ==============       ==============

         Included in  marketable  securities  at  December  31, 2003 and 2002 is
         $36,105 and $20,402, respectively, of common stock in a publicly-traded company  for which the  Board  Chairman  is an  executive  officer  and director and another Director of the Company is a director.

         Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                                2003                   2002                     2001
                                             ----------            -----------              ------------

Available-for-sale securities:
  Proceeds                                   $  7,438                $ 11,701                $ 25,259
  Gross realized gains                            952                   5,043                   5,462
  Gross realized losses                             -                  (1,005)                   (551)
Trading securities:
   Proceeds                                  $  2,673                $      -                $  2,287
   Gross realized gains                           456                       -                     478
   Gross realized losses                          (45)                      -                     (17)

5.      INVESTMENTS IN JOINT VENTURES

          Investments in joint ventures consist of the following:

                                                                 DECEMBER 31,
                                                 ------------------------------------------
                                                      2003                        2002
                                                 --------------              --------------

            Investments in hotel ventures (a)    $       11,843              $       23,128
            Lease financing (b)                           7,976                       8,261
                                                 --------------              --------------
                                                 $       19,819              $       31,389
                                                 ==============              ==============

          (a) In December 2002, the Company  purchased a 50% interest in a joint
          venture  (the  "Hotel   Venture")  for  $23,128  together  with  Prime
          Hospitality Corp.  ("Prime") a  publicly-traded  company for which the
          Company's  Board  Chairman is an  executive  officer and  director and another Director of the Company is a director (see Note 12). The Hotel
          Venture  owns and operates a hotel in New Jersey.  In March 2003,  the
          Company and Prime each sold a 10% interest on the Hotel  Venture to an unrelated third party, at cost.

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

         The equity method of accounting is used for  investments  in 20% to 50%
         owned  joint  ventures in which the Company has the ability to exercise significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec Venture, all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests. These investments were initially recorded at cost and are subsequently  adjusted for equity in earnings  (losses)
         and cash  contributions  and  distributions.  The  Company's  equity in earnings of these hotel  ventures was $987 for the year ended  December
         31, 2003.

         Summarized  financial  information  of the  Hotel  Venture  and  Quebec
         Venture are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
           BALANCE SHEETS:                                    2003               2002
           --------------                                   --------         ---------
           Current assets                                   $  3,728         $     347
           Property, plant and equipment, net               $ 61,008         $  46,397
           Other non-current assets                         $    304         $      -
           Current liabilities                              $  3,267         $     500
           Long term liabilities                            $ 29,971         $      -
           Equity                                           $ 31,802         $  46,244

                                                       FOR THE YEAR ENDED
           STATEMENT OF INCOME:                        DECEMBER  31, 2003
           --------------------                        ------------------
           Revenues                                         $  22,730
           Expenses                                            20,368
                                                            ---------
           Operating Income                                 $   2,362
                                                            =========

          The accounts of the Quebec  Venture are  recorded in Canadian  dollars and are translated into U.S.  dollars,  the reporting  currency of the
          Quebec Venture. Currency adjustments relating to results of operations are  generally  included  in the equity in  earnings  reported  by the
          Company  while the  translation  of balance  sheet  accounts  does not generally affect the Company's investments in joint ventures.

          (b)  Lease  financing  consists  of a  50.0%  interest  in  a  limited partnership whose principal assets are two distribution centers leased to Kmart Corporation  ("Kmart"),  which are accounted for as leveraged leases (see Note 12).

          The following represents the components of the net investment in the leveraged leases:

                                                                           DECEMBER 31,
                                                            ----------------------------------------------
                                                                    2003                         2002
                                                            ----------------------      ------------------
           Rents receivable                                    $       73,525               $       77,553
           Residual values                                             10,000                       10,000
           Non recourse debt service                                  (58,354)                     (61,607)
           Unearned income                                            (17,195)                     (17,685)
                                                               --------------               --------------
                                                                        7,976                        8,261
          Less: Deferred taxes arising from leveraged leases            6,652                        6,860
                                                               --------------               --------------
                                                               $        1,324               $        1,401
                                                               ==============               ==============

         The Company's  share of income  arising from this  investment was $491,
         $673 and $868 for the years ended  December 31, 2003,  2002,  and 2001, respectively,  and is  included  in rental  income in the  Consolidated
         Statements of Income.

6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities consist of the following:

                                                                         DECEMBER 31,
                                                            -------------------------------------------
                                                                  2003                        2002
                                                            --------------               --------------
              Accounts payable                              $        4,099               $        3,543
              Accrued wages and benefits                             2,051                        1,985
              Liabilities associated with discontinued
                   manufacturing operations                            993                        1,184
              Other accrued expenses                                 2,124                        2,478
                                                            --------------               --------------

                                                            $        9,267               $        9,190
                                                            ==============               ==============

7.      LONG-TERM DEBT

          Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                            -------------------------------------------
                                                                 2003                           2002
                                                            --------------               --------------
              Mortgages on real property                    $       12,347               $       16,117
              Less: Current maturities                               3,888                        3,770
                                                            --------------               --------------
                                                            $        8,459               $       12,347
                                                            ==============               ==============

         First  mortgages  bearing  interest at rates ranging from 4.0% to 10.0%
         per annum are collateralized by the related real property.  The related real property has a net carrying  value of $16,107 at December 31, 2003 and is included in real  property  held for rental in the  Consolidated
         Balance  Sheets.  Such amounts are scheduled to mature at various dates from January 2004 through October 2015.

         The approximate  aggregate  maturities of these obligations at December
         31, 2003 are as follows:

                                                                    LONG-TERM
                                                                       DEBT
                                                                  --------------

                           2004                                   $        3,888
                           2005                                            2,398
                           2006                                              693
                           2007                                              368
                           2008                                              410
                        Thereafter                                         4,590
                                                                  --------------
                                                                  $       12,347
                                                                  ==============

8.      CREDIT FACILITIES

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

          At December 31, 2003, eligibility under the Revolver was $80,000 based upon the above terms and there were no amounts outstanding. The credit
          agreement  contains  certain  financial  and  restrictive   covenants,
          including minimum consolidated equity, interest coverage, debt service coverage  and capital  expenditures  (other than for real  estate) and limitations on  indebtedness.  The Company was in compliance  with all covenants at December 31, 2003.  The credit  agreement  also  contains provisions  which  allow the banks to perfect a security  interest  in certain operating and real estate assets in the event of a default, as defined in the credit agreement. Borrowings under the Revolver, at the
          Company's option, bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate  ("LIBOR")  (1.12% at December 31,
          2003) plus 2.0% for non-cash  collateralized  borrowings  and 1.0% for cash collateralized borrowings.

 9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          The fair value of notes receivable are estimated using discounted cash flow analyses,  with interest  rates  comparable on loans with similar terms and borrowers of similar credit quality. The fair value of notes receivable at December 31, 2003 and 2002 was approximately  $3,450 and
          $7,724,  respectively,  while the carrying value was $2,917 and $3,059 for the same  periods.  The  carrying  value of  notes  receivable  at
          December  31,  2002 is net of a deferred  gain on a  property  sale of
          $3,041  which is being  recognized  under  the  installment  method of accounting.  During 2003,  the mortgage note  receivable was satisfied and the balance of the deferred gain was recognized.

          At December 31, 2003 and 2002, all marketable  securities  held by the
          Company have been classified as either  available-for-sale  or trading and, as a result,  are  carried at fair value  based on quoted  market prices or dealer  quotes.  If a quoted market price is not  available, fair  value is  estimated  using  quoted  market  prices  for  similar securities.

          The fair value of  long-term  debt was  calculated  based on  interest rates  available  for debt with  terms and due  dates  similar  to the
          Company's existing debt arrangements. The fair value of long-term debt at December  31, 2003 and 2002 was  approximately  $12,285 and $17,036 respectively, while the carrying value was $12,347 and $16,738 for the same periods.

          The derivative  instruments  held by the Company,  representing  short stock  sales and put and/or  call  options,  are carried at fair value based on quoted market prices or dealer  quotes.  At December 31, 2003 and 2002,  the fair value of these  derivatives  was ($10) and ($122), respectively.

10.     STOCKHOLDERS' EQUITY

          Previous  purchases  of the  Company's  common  stock have reduced the
          Company's  additional paid-in capital to zero and accordingly  current year purchases in excess of par value have reduced retained  earnings.
          During  2003,  the  Company  purchased  and  retired 166 shares of the
          Company's common stock for $3,189. Future repurchases of the Company's common stock will also reduce  retained  earnings by amounts in excess of the par value.  Repurchases  of the Company's  common stock will be made from time to time in the open market at prevailing  market prices and may be made  in  privately  negotiated  transactions,  subject  to available resources.

        Stock Options
        -------------

          The Company has two stock  option  plans  under  which  qualified  and nonqualified  options may be granted to key  employees to purchase the
          Company's  common stock at the fair market value on the date of grant.
          Under both plans, the options  typically  become  exercisable in three equal  installments,  beginning one year from the date of grant. Stock options  generally  expire  ten  years  from  the date of  grant.  The
          Incentive and  Non-Qualified  Stock Option Plan (the "Incentive Plan")
          and the 1988 Joint Incentive and Non-Qualified  Stock Option Plan (the
          "Joint   Plan")  both   provide  for  the  granting  of  incentive  or
          nonqualified  stock options.  The number of authorized shares reserved for  issuance  is 3,650 under the  Incentive  Plan and 2,650 under the
          Joint Plan.

          At December 31, 2003,  there were 2,279 and 3,191 options  outstanding under the Joint Plan and Incentive Plan, respectively. At December 31,
          2002, there were 2,362 and 2,575 options  outstanding  under the Joint
          Plan and Incentive Plan, respectively.

          A summary of the  Company's  stock  options as of December  31,  2003,
          2002, and 2001, and changes during the years then ended are summarized below:

                                                                                  WEIGHTED-
                                                                 SHARES            AVERAGE
                                                                                EXERCISE PRICE
                                                            --------------      --------------

               Outstanding at January 1, 2001                        3,230      $        8.31

                 Granted                                               936      $       11.93
                 Exercised                                             (10)     $        7.23
                 Cancelled/Forfeited                                   (57)     $        8.33
                                                            --------------

               Outstanding at December 31, 2001                      4,099      $        9.14

                 Granted                                               908      $       12.20
                 Exercised                                             (53)     $        8.94
                 Cancelled/Forfeited                                   (17)     $       11.51
                                                            --------------

               Outstanding at December 31, 2002                      4,937      $        9.70

                 Granted                                               758      $       21.80
                 Exercised                                            (219)     $        6.66
                 Cancelled/Forfeited                                    (6)     $       12.20
                                                            --------------
              Outstanding at December 31, 2003                       5,470      $       11.49
                                                            ==============

          The following table summarizes  information about options  outstanding and exercisable at December 31, 2003:

                         OPTIONS OUTSTANDING                                                     OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------

                                                         WEIGHTED
                                                         -AVERAGE              WEIGHTED                            WEIGHTED-
                                                         REMAINING             -AVERAGE                            AVERAGE
           RANGE OF                     NUMBER           CONTRACTUAL           EXERCISE           NUMBER           EXERCISE
        EXERCISE PRICE                OUTSTANDING          LIFE                  PRICE          EXERCISABLE          PRICE
    ----------------------        -----------------   ---------------      -----------------  ---------------    -------------
          $3.63 - $6.53                      702         6.3 Years              $  6.45                  702          $ 6.45
          $7.03 - $9.38                    1,381         4.7 Years              $  7.65                1,381          $ 7.65
         $11.44 - $11.93                   1,694         6.1 Years              $ 11.70                1,384         $ 11.65
         $12.20 - $21.80                   1,693         8.8 Years              $ 16.51                  338         $ 12.25
                                  --------------                                               -------------
         $3.63 - $21.80                    5,470         6.6 Years              $ 11.49                3,805          $ 9.29
                                  ==============                                               =============

11.     EARNINGS PER SHARE

          The following  table sets forth the  computation  of basic and diluted earnings per share from continuing operations:

                                                                              2003                 2002                2001
                                                                         --------------       --------------      --------------
                 Numerator:
                    Income from continuing operations                    $       10,927       $       21,641      $       17,464
                                                                         ==============       ==============      ==============

                 Denominator:
                    Basic - weighted-average shares outstanding                   9,061                9,158               9,370
                    Dilutive effect of employee stock options                     1,616                  824                 458
                                                                         --------------       --------------      --------------
                    Diluted - weighted-average shares outstanding                10,677                9,982               9,828
                                                                         ==============       ==============      ==============

                 Basic earnings per share - continuing operations        $         1.21        $        2.36       $        1.87
                                                                         ==============       ==============      ==============

                 Diluted earnings per share - continuing operations      $         1.02        $        2.17       $        1.78
                                                                         ==============       ==============      ==============

          Employee  stock  options  to  purchase  758 and  1,780  shares  of the
          Company's  common stock at December  31, 2003 and 2001,  respectively, were not  included in the  computation  of diluted  earnings per share because their effect would have been anti-dilutive.

 12.    TRANSACTIONS WITH RELATED PARTIES

          The  Company  has  a  50.0%  interest  in  an  unconsolidated  limited liability  corporation,  whose principal  assets are two  distribution centers  leased  to  Kmart.  A group  that  includes  the  wife of the
          Company's Board Chairman, two Directors of the Company and the wife of one of the Directors has an 8.0% interest in this entity (see Note 5).

          The Company's two hotel properties, as well as the hotels owned by the
          Hotel Venture and the Quebec  Venture,  are managed by Prime (see Note
          5). Fees paid for the management of the Company's two hotel properties are based upon a  percentage  of revenue and were  approximately  $97,
          $117 and $121 for 2003,  2002,  and 2001,  respectively.  Included  in marketable  securities  at December  31, 2003 and 2002 was $36,105 and
          $20,402,  respectively,  of  common  stock in Prime  which  represents
          approximately   7.9%  and   5.6%  of   Prime's   outstanding   shares,
          respectively.  During  2003,  the Company  purchased  1,036  shares of common stock of Prime for $5,941.

13.     INCOME TAXES

          Deferred  income  taxes  are  determined  on the  liability  method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No.
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

          The components of the net deferred tax liability are as follows:

                                                                                         DECEMBER 31,
                                                                         -------------------------------------------
                                                                              2003                        2002
                                                                         --------------              --------------

               Realization allowances related to
                  accounts receivable and inventories                    $          344              $          323
               Net unrealized gain on marketable securities                      (4,932)                       (945)
               Basis differences relating to real
                  property held for rental                                        4,492                       3,288
               Accrued expenses, deductible when paid,  net                       2,386                       2,669
               Charitable contribution carryforward                                 731                       1,293
               Basis differences relating to business acquisitions               (1,863)                     (1,863)
               Leveraged lease                                                   (6,652)                     (6,860)
               Property, plant and equipment                                       (377)                       (377)
               Pensions                                                             206                         101
               Other, net                                                           (65)                        (27)
                                                                         --------------              --------------
               Net deferred tax liability                                        (5,730)                     (2,398)
               Less:  Current portion - (liability) asset                        (3,947)                        207
                                                                         --------------              --------------
               Noncurrent portion                                        $       (1,783)             $       (2,605)
                                                                         ==============              ==============

          The income tax provision reflected in the Consolidated Statements of Income is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                            2003                        2002                     2001

                                       --------------              --------------           --------------
               Current:
                  Federal              $        5,944              $        2,989           $        9,744
                  State                           653                         885                    2,449
               Deferred                            83                       2,161                     (197)
                                       --------------              --------------           --------------
                                       $        6,680              $        6,035           $       11,996
                                       ==============              ==============           ==============

          A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying Consolidated Statements of
          Income are as follows:

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------------
                                                                             2003                2002                2001
                                                                     ---------------------------------------------------------
            Computed federal income
               tax provision at statutory rates                          $        6,162      $        9,686     $       10,311
            State income taxes, net of federal income tax benefit                   425                 575              1,592
            Realization of capital loss deductions                                   -               (2,295)                -
            Charitable contribution                                                  -               (1,973)                -
            Other, net                                                               93                  42                 93
                                                                         --------------      --------------     --------------
                                                                         $        6,680      $        6,035     $       11,996
                                                                         ==============      ==============     ==============

14.     OTHER INCOME AND EXPENSE, NET

          The  components of other income and expense,  net in the  Consolidated
          Statements of Income are as follows:

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                   2003          2002          2001
                                                                                --------     ---------     ---------
               Net realized and unrealized gain on derivative instruments       $  1,851     $   6,283     $     482
               Equity in earnings of hotel ventures                                  987            -             -
               Net gain on the sale of available-for-sale securities                 952         4,038         4,911
               Net gain on the sale of real estate assets                            153         5,708        10,995
               Forfeiture of deposit                                                 694            -             -
               Net realized and unrealized gain on trading securities                411            35           461
               Other, net                                                            (10)          (43)          121
                                                                                --------     ---------     ---------
                                                                                $  5,038     $  16,021     $  16,970
                                                                                ========     =========     =========

15.     PENSION PLAN

          The Company has a  noncontributory  defined  benefit pension plan that covers  substantially all full-time employees and the former employees of one of the Company's discontinued  manufacturing segments. The plan provides  defined  benefits based on years of service and compensation level.

          The  Company   accounts  for  its  defined  benefit  pension  plan  in
          accordance with SFAS No. 87 which requires that amounts  recognized in the financial statements be determined on an actuarial basis. SFAS No.
          87 generally  reduces the  volatility of future income  (expense) from changes in pension liability discount rates and the performance of the pension plan's assets. The Company uses December 31 as the measurement date for it's pension plan.

          The following table sets forth the changes in benefit obligation, plan assets and funded status of the plan:

                                                                                       DECEMBER 31,
                                                                          ------------------------------------------
                                                                               2003                        2002
                                                                          --------------              --------------
               Change in benefit obligation:

                    Benefit obligation, beginning of year                 $        8,478              $        8,621
                         Service cost                                                266                         348
                         Interest cost                                               647                         656
                         Actuarial gain                                              (63)                       (314)
                         Benefits paid                                              (795)                       (833)
                                                                          --------------              --------------
                    Benefit obligation, end of year                                8,533                       8,478
                                                                          --------------              --------------

               Change in plan assets:

                    Fair value of plan assets, beginning of year                   8,782                       9,231
                        Actual return on plan assets                               1,836                         384
                        Benefits paid                                               (795)                       (833)
                                                                          --------------              --------------
                    Fair value of plan assets, end of year                         9,823                       8,782
                                                                          --------------              --------------

               Funded status                                                       1,290                         304
                                                                          --------------              --------------

                   Unrecognized net actuarial gain                                  (743)                       (680)
                   Unrecognized net (gain) loss                                     (547)                        679
                                                                          --------------              --------------
               Prepaid benefit obligation                                 $           -               $          303
                                                                          ==============              ==============

          The prepaid benefit obligation is included in other non-current assets in the accompanying balance sheets. As of December 31, 2003 and 2002, the accumulated benefit obligation was $8,291 and $8,254,
          respectively.

          Net periodic pension expense consists of the following:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                               2003               2002                  2001
                                                         --------------      --------------       --------------

               Service cost                              $         (266)     $         (348)      $         (279)
               Interest cost                                       (647)               (656)                (640)
               Actual return on plan assets                       1,836                 384                 (233)
               Net amortization and deferral                     (1,226)                162                1,129
                                                         --------------      --------------       --------------
               Net periodic pension expense              $         (303)     $         (458)      $          (23)
                                                         ==============      ==============       ==============

          Weighted-average  actuarial  assumptions  used to determine  projected benefit obligations and net periodic pension cost were as follows:

                                                                          DECEMBER 31,
                                                                     ------------------------
                                                                     2003      2002      2001
                                                                     ----      ----      ----

           Discount rate                                             8.0%       8.0%      8.0%
           Expected long-term rate of return on plan assets          8.0%       8.0%      9.0%
           Rate of compensation increase                             3.5%       3.5%      3.5%

          The expected  long-term rate of return on plan assets is determined by considering historical rates of return, the current return trends, the mix of  investments  that comprise plan assets and forecasts of future long-term investment returns.

          The allocation of plan assets by category are as follows:

                                                          DECEMBER 31,
                                                   -----------------------
                                                    2003              2002
                                                   ------            -----

           Equity securities                        58.6%            50.9%
           Debt securities                          22.4%             8.2%
           U.S. government securities               13.5%            26.0%
           Cash and other investments                5.5%            14.9%
                                                   ------           ------
                                                   100.0%           100.0%
                                                   ======           ======

          The  Company's  pension plan assets are managed by outside  investment managers and the plan's trustees.  The Company's  investment  strategy with respect to pension assets is to maximize return while  protecting principal.  The investment managers have the flexibility to adjust the asset  allocations  and move funds to the asset  class that offers the most opportunity for investment returns.

          The Company did not  contribute  to the plan in 2003,  2002 or 2001 as the plan is over funded. The Company does not anticipate  contributing to the plan in 2004.

16.      BUSINESS SEGMENTS

          The  Company  operates  through  two  business  segments:  real estate investment and management  and  engineered  products.  The real estate investment  and  management  segment  is engaged  in the  business  of investing in and  managing  real estate  properties  which are located throughout the United  States.  Engineered  products are  manufactured through wholly-owned subsidiaries of the Company and primarily consist of knitted wire products and components and transformer products which are sold worldwide.

          Operating results of the Company's business segments are as follows:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                       2003               2002                 2001
                                                                 --------------      --------------      --------------

      Net revenues and sales:
            Real estate investment and management                $       23,268      $       22,741      $       24,601
            Engineered products                                          34,019              33,513              33,792
                                                                 --------------      --------------      --------------
                                                                 $       57,287      $       56,254      $       58,393
                                                                 ==============      ==============      ==============
      Operating income:
            Real estate investment and management                $       10,797      $       10,990      $       11,442
            Engineered products                                           3,342               2,256               1,912
            General corporate expenses                                   (2,823)             (2,993)             (2,256)
                                                                 --------------      --------------      --------------
                                                                         11,316              10,253              11,098
      Other income, net                                                   6,291              17,423              18,362
                                                                 --------------      --------------      --------------
      Income from continuing operations before income taxes      $       17,607      $       27,676      $       29,460
                                                                 ==============      ==============      ==============
      Depreciation and amortization expense:
            Real estate investment and management                $        2,955      $        3,102      $        3,814
            Engineered products                                             592                 692                 745
            General corporate expenses                                      533                 564                 685
                                                                 --------------      --------------      --------------
                                                                 $        4,080      $        4,358      $        5,244
                                                                 ==============      ==============      ==============

      Mortgage interest expense:
            Real estate investment and management                $        1,032      $        1,318      $        1,636
                                                                 ==============      ==============      ==============

          Sales by the  Company's  engineered  products  segment  to  automobile original equipment  manufacturers  accounted for approximately  20.9%,
          21.4%  and  17.8%  of 2003,  2002,  and  2001  consolidated  revenues, respectively.  For the year  ended  December  31,  2003,  sales by the engineered  products segment to its largest customer (in excess of 10%
          of the  segment's  net  sales)  accounted  for 20.9% of the  segment's sales.  For the year ended December 31, 2002,  sales by the engineered products  segment to its two largest  customers (each in excess of 10%
          of  the   segment's   net  sales)   accounted  for  20.0%  and  10.1%,
          respectively,  of the segment's sales. For the year ended December 31,
          2001, sales by the engineered products segment to its largest customer
          (in excess of 10.0% of the segment's net sales) accounted for 14.0% of the segment's sales.

          Approximately  14.1%,  11.3% and 8.3% of 2003,  2002,  and 2001  total sales generated from the engineered products segment were from foreign customers.  Substantially all assets held by the Company's  engineered products  segment are located  within the United  States or its leased warehouse in Tijuana, Mexico.

          Selected information on the Company's business segments is as follows:

                                                                     DECEMBER 31,
                                                            ----------------------------------
                                                                  2003               2002
                                                            --------------      --------------
        Identifiable assets:
            Real estate investment and management and
              corporate assets                              $      177,944      $      166,433
            Engineered products                                     11,770              10,114
                                                            --------------      --------------
                                                            $      189,714      $      176,547
                                                            ==============      ==============

        Additions to long-lived assets:
            Real estate investment and management           $          542      $          261
            Engineered products                                        369                 158
                                                            --------------      --------------
                                                            $          911      $          419
                                                            ==============      ==============

17.     LEASE OBLIGATIONS

          At  December  31,  2003,  the  Company  was  obligated  under  various noncancelable  operating  leases which expire on various dates through
          2040.  These leases  include  certain  facilities and equipment of the engineered  products segment as well as land leases of the real estate investment and  management  segment.  Certain  leases contain  renewal options and/or  increased  rental  amounts.  The future minimum rental commitments under operating leases are as follows:

          YEAR ENDED DECEMBER 31,
               2004                            $      424
               2005                                   383
               2006                                   323
               2007                                   298
               2008                                   298
               Thereafter                           2,677
                                               ----------
                                               $    4,403
                                               ==========

          Rent expense under operating  leases was $487, $459 and $457 for 2003,
          2002 and 2001, respectively.

18.     COMMITMENTS AND CONTINGENCIES

          The Company has undertaken the completion of environmental studies and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

          The  foregoing  estimates may also be revised by the Company as new or additional information in these matters become available or should the
          NJDEP or other regulatory  agencies require  additional or alternative remediation  efforts  in the  future.  Although  it is  not  currently possible to estimate  the range or amount of the  ultimate  liability, the  Company has  approximately  $11,000  recorded in other  long-term liabilities as of December 31, 2003 and 2002 to cover such matters. In the opinion of management, this amount should be sufficient to address these  matters  and  amounts  needed in excess,  if any,  will be paid gradually over a period of years. Accordingly,  they should not have a material  adverse  effect upon the  business,  liquidity  or financial position  of  the  Company.  However,  adverse  decisions  or  events, particularly as to the merits of the Company's factual and legal basis could  cause the  Company to change its  estimate  of  liability  with respect to such matters in the future.

          The Company has an employment  contract  with its Chairman,  President and Chief  Executive  Officer which provides for a base salary of $750 per annum plus a discretionary bonus as determined by the Compensation
          Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Chairman, President and Chief Executive Officer
          a lump sum severance  payment equal to three years salary and purchase outstanding  options. The employment agreement provides for successive one year terms unless  either the Company or the  Chairman,  President and Chief  Executive  Officer gives the other written  notice that the employment agreement is terminated.

          The Company is subject to various other litigation,  legal, regulatory and  tax  matters  that  arise  in the  ordinary  course  of  business activities.  When management  believes it is probable that a liability has been  incurred  and such  amounts  are  reasonably  estimable  the
          Company provides for amounts that include judgments and penalties that may be assessed.  These  liabilities are usually  included in accounts payable and accrued liabilities or other long-term  liabilities in the
          Consolidated  Financial  Statements,   depending  on  the  anticipated
          payment  date.  At  December  31,  2003  and  2002,  the  Company  had
          approximately $20,000 recorded in other long-term liabilities relating to such  matters.  None of these  matters are  expected to result in a material  adverse  effect  on  the  Company's  consolidated  financial position or results of operations.

                                                                     SCHEDULE II

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)

                                                                       WRITE-OFFS
                                                                        NET OF
                                                                      RECOVERIES
                                             BALANCE     CHARGED      OF ACCOUNTS      BALANCE
                                               AT          TO          PREVIOUSLY        AT
                                           BEGINNING    COSTS AND       WRITTEN        END OF
                                           OF PERIOD    EXPENSES         OFF           PERIOD
                                           ---------    --------      -----------      ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Year ended December 31, 2003           $   324      $    -         $     -        $      324

   Year ended December 31, 2002               328           -               4               324

   Year ended December 31, 2001               328           -               -               328

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                    SCHEDULE III

                                          UNITED CAPITAL CORP. AND SUBSIDIARIES
                                       REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 2003
         (In Thousands)

                                                                                         Costs
                                             Mortgage    Initial Cost to Company       Capitalized
                                             Loans      ------------------------     Subsequent to
                                             Payable               Building and      Acquisition/
                 Description                 (Gross)    Land       Improvements      Improvements
    --------------------------------------  --------------------  ----------------------------------

    Real Property Held for Rental:
    Shopping Centers and Retail Outlets:
       Culver, CA                           $   1,385   $   842   $       7,576   $           -
       Northbrook, IL                           1,763       898           8,075               -
       Miscellaneous Investments                5,389     4,267          34,667           1,940
                                            ----------  --------  --------------  --------------
                                                8,537     6,007          50,318           1,940
                                            ----------  --------  --------------  --------------

    Commercial Properties:
       Miscellaneous Investments                3,730     2,693          32,598             932
    Day Care Centers and Offices:
       Miscellaneous Investments                   80       495           3,961           2,017
    Hotel Properties:
       Miscellaneous Investments                    -     1,712           2,868              48
    Other:
       Miscellaneous Investments                    -     2,618             630           1,076
                                            ----------  --------  --------------  --------------
    Total Real Property Held for Rental        12,347    13,525          90,375           6,013
                                            ----------  --------  --------------  --------------

    Real Property Held for Sale:
    Shopping Centers and Retail Outlets:
       Miscellaneous Investments                    -         -           2,587             138
    Commercial Properties:
       Miscellaneous Investments                    -       316             143               -
                                            ----------  --------  --------------  --------------
    Total Real Property Held for Sale               -       316           2,730             138
                                            ----------  --------  --------------  --------------

    Total Real Property                       $12,347   $13,841         $93,105          $6,151
                                            ==========  ========  ==============  ==============

                                                       Gross Amount at Which
                                                    Carried at Close at Period
                                              --------------------------------------
                                                           Building and                   Accumulated      Date of
                 Description                    Land       Improvements   Total(a),(c)  Depreciation(b)  Construction
    -------------------------------------- ----------- ----------------------------------------------------------------

    Real Property Held for Rental:
    Shopping Centers and Retail Outlets:
       Culver, CA                                 842          7,576        8,418             7,129           N/A
       Northbrook, IL                             898          8,075        8,973             7,459           N/A
       Miscellaneous Investments                4,267         36,607       40,874            28,715           N/A
                                            ---------- --------------  -----------  ----------------
                                                6,007         52,258       58,265            43,303
                                            ---------- --------------  -----------  ----------------

    Commercial Properties:
       Miscellaneous Investments                2,693         33,530       36,223            18,176           N/A
    Day Care Centers and Offices:                      .
       Miscellaneous Investments                  495          5,978        6,473             4,766           N/A
    Hotel Properties:
       Miscellaneous Investments                1,712          2,916        4,628             2,907           N/A
    Other:
       Miscellaneous Investments                2,618          1,706        4,324             1,125           N/A
                                            ---------- --------------  -----------  ----------------

    Total Real Property Held for Rental        13,525         96,388      109,913            70,277
                                            ---------- --------------  -----------  ----------------
    Real Property Held for Sale:
    Shopping Centers and Retail Outlets:
       Miscellaneous Investments                    -          2,725        2,725             2,396           N/A
    Commercial Properties:
       Miscellaneous Investments                  316            143          459               144           N/A
                                            ---------- --------------  -----------  ----------------
    Total Real Property Held for Sale             316          2,868        3,184             2,540
                                            ---------- --------------  -----------  ----------------
    Total Real Property                       $13,841        $99,256     $113,097           $72,817
                                            ========== ==============  ===========  ================

                                                          Life on Which
                                                           Depreciation
                                                            in Latest
                                                             Statement of
                                               Date         Income is
                 Description                  Acquired    Computed (Years)
    --------------------------------------  ---------------------------

    Real Property Held for Rental:
    Shopping Centers and Retail Outlets:
       Culver, CA                               1986             18
       Northbrook, IL                           1987             18
       Miscellaneous Investments                1986-98        12-39

    Commercial Properties:
       Miscellaneous Investments                1986-98         5-39
    Day Care Centers and Offices:
       Miscellaneous Investments                1986-91         5-39
    Hotel Properties:
       Miscellaneous Investments                1986-99         7-10
    Other:
       Miscellaneous Investments                1986-97        10-39

    Total Real Property Held for Rental

    Real Property Held for Sale:
    Shopping Centers and Retail Outlets:
       Miscellaneous Investments                1986             15
    Commercial Properties:
       Miscellaneous Investments                1986-89        12-29

    Total Real Property Held for Sale

    Total Real Property

    Notes:

   (a)  Reconciliations  of the carrying  value  of  total real property for the three years ended December 31, 2003 are as follows:

                                                                                    2003           2002        2001
                                                                                 -----------  -----------  -------------

    Total real property at beginning of period                                     $122,081     $124,407       $130,995
    Additions during the period:
       Acquisitions and improvements                                                    337          192          1,774
                                                                                 -----------  -----------  -------------

                                                                                    122,418      124,599        132,769
    Deductions during the period:
       Cost of real estate sold                                                       7,852        2,518          8,362
       Write-down of property held for sale (see Note 2)                              1,446            -              -
       Other                                                                             23            -              -
                                                                                 -----------  -----------  -------------
                                                                                   $113,097     $122,081       $124,407
                                                                                 ===========  ===========  =============

   (b)  Reconciliations of accumulated  depreciation for the three years ended
   December 31, 2003 are as follows:

                                                                                  2003           2002        2001
                                                                                 -----------  -----------  -------------

    Accumulated depreciation at beginning of period                                 $73,128      $71,537        $73,862
    Additions during the period:
       Provision for depreciation                                                     3,090        3,304          4,175
                                                                                 -----------  -----------  -------------

                                                                                     76,218       74,841         78,037
    Deductions during the period:
       Accumulated depreciation of real estate sold                                   3,401        1,713          6,500
                                                                                 -----------  -----------  -------------
                                                                                    $72,817      $73,128        $71,537
                                                                                 ===========  ===========  =============

   (c) The aggregate cost for federal income tax purposes is approximately
   $152,653

     The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                     SCHEDULE IV

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2003
                                 (In Thousands)

                                                                                          Final
               Description                                  Interest Rate             Maturity Date
-------------------------------------------      -------------------------------  ---------------------

Mortgage loans secured by commercial property:

   New York, New York                                           7.9%                     May 2006

                                                                                    From April 2006 -
   Other                                              Varies from 9.0% - 14.0%        December 2008

                                                                                           Prior          Face Amount of
               Description                               Periodic Payment Terms            Liens           Mortgages
-------------------------------------------      ------------------------------------    -----------    ----------------

Mortgage loans secured by commercial property:

   New York, New York                              Principal and interest due monthly      $ -            $  3,000

   Other                                           Principal and interest due monthly        -                  76
                                                                                           ----           --------

                                                                                           $ -            $  3,076
                                                                                           ====           ========

                                                                     Principal Amount
                                                     Carrying      of Loans Subject
                                                     Amount of       to Delinquent
                                                    Mortgages       Principal or
               Description                           (a), (b)          Interest
-------------------------------------------       --------------   ----------------

Mortgage loans secured by commercial property:

   New York, New York                               $  2,891         $        -

   Other                                                  26                  -
                                                    --------         ----------

                                                    $  2,917         $        -
                                                    ========         ==========

(a) A  reconciliation  of  mortgage  loans on real  estate  for the  year  ended
December 31, 2003 is as follows:

     Balance at beginning of period                                $       3,059

     Additions during the period:
        Deferred gains recognized on properties
          accounted for  under the installment method                      3,043

     Deductions during the period:
        Collection of principal                                           (3,185)
                                                                   -------------
     Balance at end of period                                      $       2,917
                                                                   =============

(b) The carrying value for federal income tax purposes is substantially equal to the carrying amount for book purposes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

          The following  unaudited quarterly results for have been restated from amounts  previously  reported  by the  Company to reflect  the sale or classification  of certain  properties "Held for Sale" as discontinued
          operations  in  accordance  with  Statement  of  Financial  Accounting
          Standards  No.  144,  "Accounting  for the  Impairment  or Disposal of
          Long-Lived Assets." In addition,  per share amounts,  except dividends paid,  have been  retroactively  adjusted to reflect  the  two-for-one stock split in August 2003.

                                                         FIRST             SECOND              THIRD                FOURTH
                                                        QUARTER            QUARTER            QUARTER              QUARTER
                                                     --------------     --------------      --------------       --------------

FOR THE YEAR 2003:
   Revenues                                          $       14,009     $       14,530      $       14,372       $       14,376
                                                     ==============     ==============      ==============       ==============

   Costs and expenses                                $       11,443     $       11,506      $       11,555       $       11,467
                                                     ==============     ==============      ==============       ==============

   Other Income                                      $          854     $        1,316      $          907       $        3,214
                                                     ==============     ==============      ==============       ==============

   Income from continuing operations                 $        2,119     $        2,901      $        2,547       $        3,360
                                                     ==============     ==============      ==============       ==============

   Income from discontinued operations               $        1,377     $          556      $          413       $        1,691
                                                     ==============     ==============      ==============       ==============

   Net income                                        $        3,496     $        3,457      $        2,960       $        5,051
                                                     ==============     ==============      ==============       ==============
BASIC EARNINGS PER SHARE:

     Income from continuing operations               $         .24      $         .32       $         .28        $         .37
     Discontinued operations, net of tax                       .15                .06                 .05                  .19
                                                     -------------      -------------       -------------        -------------
     Net income per share                            $         .39      $         .38       $         .33        $         .56
                                                     =============      =============       =============        =============

DILUTED EARNINGS PER SHARE:

     Income from continuing operations               $         .20      $         .27       $         .23        $         .32
     Discontinued operations, net of tax                       .13                .05                 .04                  .16
                                                     -------------      -------------       -------------        -------------
     Net income per share assuming dilution          $         .33      $         .32       $         .27        $         .48
                                                     =============      =============       =============        =============

DIVIDENDS PAID PER SHARE                             $           -      $        2.00       $           -        $           -
                                                     ==============     =============       ==============       =============
FOR THE YEAR 2002:

   Revenues                                          $       13,824     $       14,891      $       14,100       $       13,439
                                                     ==============     ==============      ==============       ==============

   Costs and expenses                                $       11,421     $       11,834      $       11,153       $       11,593
                                                     ==============     ==============      ==============       ==============

   Other income                                      $        2,888     $        2,140      $        4,308       $        8,087
                                                     ==============     ==============      ==============       ==============
   Income from continuing operations                 $        3,352     $        3,125      $        5,450       $        9,714
                                                     ==============     ==============      ==============       ==============
   Income from discontinued operations               $          406     $          404      $          434       $          492
                                                     ==============     ==============      ==============       ==============

   Net income                                        $        3,758     $        3,529      $        5,884       $       10,206
                                                     ==============     ==============      ==============       ==============
BASIC EARNINGS PER SHARE:

    Income from continuing operations                $          .36     $          .34       $         .60       $         1.07
    Discontinued operations                                     .05                .05                 .05                  .06
                                                     --------------     --------------       -------------       --------------
    Net income per share                             $          .41     $          .39       $         .65       $         1.13
                                                     ==============     ==============       =============       ==============
DILUTED EARNINGS PER SHARE:

    Income from continuing operations                $          .34     $          .32       $         .56       $          .95
    Discontinued operations                                     .04                .04                 .04                  .05
                                                     --------------     --------------       -------------       --------------
    Net income per share assuming dilution           $          .38     $          .36       $         .60       $         1.00
                                                     ==============     ==============       =============       ==============

