Form 10-K/A
period 2003-12-31
UNITED CAPITAL CORP /DE/
filed 2004-04-29
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/x/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003
                          -----------------

/ /  TRANSITION  REPORT UNDER SECTION  13  OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

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

Issuer's telephone number, including area code: (516) 466-6464
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:

--------------------------------------------------------------------------------

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

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K/A or any amendment to this Form 10-K/A. / /

          Indicate by check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-20). Yes  / /  No /X/.

          The  aggregate  market value of the shares of the voting stock held by
nonaffiliates  of  the  Registrant  as  of  June  30,  2003  was   approximately
$40,762,000.

          The number of shares of the  Registrant's  $.10 par value Common Stock outstanding as of April 14, 2004 was 9,112,142.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

          As of April 14, 2004,  the executive  officers and directors of United
Capital Corp. (the "Company") are as follows:

    NAME                              PRINCIPAL OCCUPATION                                        AGE

A.F. Petrocelli                 Chairman of the Board, President and Chief Executive               60
                                    Officer of the Company

Anthony J. Miceli               Vice President, Chief Financial Officer and Secretary of           41
                                    the Company

Arnold S. Penner                Self-employed real estate investor and broker                      67

Howard M. Lorber                President and Chief Operating Officer of New Valley                55
                                    Corporation and Vector Group Ltd.

Robert M. Mann                  Private Investor - Apparel Industry                                62

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

          HOWARD M. LORBER,  has been a Director of the Company since 1991.  Mr.
Lorber has been  Chairman of the Board and Chief  Executive  Officer of Nathan's
for more than the past five  years and  Chairman  of the Board of  Directors  of
Hallman  &  Lorber  Associates,  Inc.  for over  five  years.  He has been a
Director,  President and Chief Operating  Officer of New Valley  Corporation for
more than the past five years. He has been a Director of and member of the Audit
Committee  and  Compensation  Committee of Prime since 1994 and Chairman of such committees since 1998. Since January 2001, he is a Director of and President and
Chief Operating  Officer of Vector Group Ltd. Mr. Lorber is also the Chairman of
Ladenburg Thalmann Financial Services and serves as a member of the Compensation
Committee of that company.

          ROBERT M. MANN,  has been a Director of the  Company  since June 2001.
Mr. Mann has been a private  investor in the apparel industry for more than five years.

AUDIT COMMITTEE

          The Company has an Audit Committee consisting of Messrs.  Lorber, Mann and Penner.  The Company has determined that Mr. Lorber is a "Financial  Expert"
as defined by the rules promulgated under the Sarbanes-Oxley Act of 2002.

ITEM 11.    EXECUTIVE COMPENSATION

          The following  table sets forth,  for the Company's  2003 fiscal year, all  compensation  awarded to, earned by or paid to the chief executive  officer
("CEO") and the most highly  compensated  executive officer of the Company other than the CEO who was an executive  officer of the Company during the fiscal year ended  December  31,  2003 and whose  salary and bonus  exceeded  $100,000  (one individual)  with respect to the fiscal year ended  December 31, 2003. All stock information  in this Form 10-K/A has been  adjusted  to reflect the  two-for-one stock  split of the Common  Stock,  $.10 par value (the  "Common  Stock") of the
Company in August 2003.

                                                 SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                                   -------------------                 ----------------------
                                                                          OTHER ANNUAL NUMBER     ALL OTHER
                                                                          COMPENSATION   OF      COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR     SALARY($)  BONUS($)        ($)(1)   OPTIONS       ($)
---------------------------               ----     --------   --------    ------------ -------   ------------
A.F. Petrocelli, Chairman of              2003     750,000     750,000          --     454,000        --
the Board, President and Chief            2002     650,000   1,000,000          --     600,000        --
Executive Officer                         2001     650,000     700,000          --     600,000        --

Anthony J. Miceli, Vice                   2003     210,000     100,000          --      68,000        --
President and Chief Financial             2002     200,000     100,000          --      66,000        --
Officer                                   2001     175,000     100,000          --      66,000        --

(1)  Perquisites  and other  personal  benefits,  securities or property to each executive  officer  did not  exceed  the  lesser of  $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 2003 FISCAL YEAR

          The  following  table  provides  information  related  to  options  to purchase Common Stock granted to the CEO and the named executive  officer during
2003. The Company  currently does not have any plans  providing for the grant of stock appreciation rights.

                                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED RATES OF STOCK
                                                                                                       PRICE APPRECIATION FOR
                             INDIVIDUAL GRANTS                                                             OPTION TERM(2)
----------------------------------------------------------------------------------------------      ---------------------------
                        NUMBER OF     % OF TOTAL
                       SECURITIES       OPTIONS              EXERCISE OR
                       UNDERLYING  GRANTED TO EMPLOYEES          BASE             EXPIRATION
      NAME             OPTIONS(#)     IN FISCAL YEAR        PRICE ($/SH)(1)           DATE             5%                10%
-----------------      ----------  --------------------     ---------------       -----------       ----------      -----------
A.F. Petrocelli          454,000            59.9                 $21.80           June 10, 2013     $6,224,296      $15,773,588
Anthony J. Miceli         68,000             9.0                 $21.80           June 10, 2013       $932,273       $2,362,564

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

FISCAL YEAR END OPTION VALUES

          The following table provides  information  relating to the exercise of options by the Company's Chief Executive Officer and the named executive officer during the  fiscal  year ended  December  31,  2003.  The  following  table also provides  information related to the number and value of options held by the CEO and the named executive officer at fiscal year end.

                                                          NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
                                                           UNEXERCISED OPTIONS AT FY-END   MONEY OPTIONS AT FY-END ($)(2)
                                                          -------------------------------  ------------------------------
                            SHARES            VALUE
                           ACQUIRED         REALIZED
NAME                     ON EXERCISE(#)       ($)(1)      EXERCISABLE      UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
-----------------        --------------     --------      -----------      -------------   -----------      -------------
A.F. Petrocelli......        100,000        1,157,000     2,809,468        1,054,000       32,521,699        5,167,000
Anthony J. Miceli....         30,000          496,716       286,000          134,000        3,280,745          568,370

     (1) Value  realized is calculated by multiplying  the shares  acquired upon exercise by the difference  between the option  exercise price and the fair market value of the Common Stock on the date of exercise.

     (2) Based on the closing  price of a share of Common  Stock on December 31,
     2003 of $20.72 as reported on the AMEX.

EQUITY COMPENSATION PLAN INFORMATION

          The Company  maintains the Plan and the Joint Plan. Both plans provide for the granting of incentive or non-qualified stock options. The Company has no outstanding  warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards  under these plans as of December  31,  2003.  These plans are  discussed further in Note 10 to the Company's  Consolidated  Financial Statements included in the Company's  Annual Report on Form 10-K for the fiscal year ended  December
31, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABE FOR
                                  NUMBER OF SECURITIES TO BE  WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF    PRICE OF OUTSTANDING        EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND         (EXCLUDING SECURITIES
                                      WARRANTS AND RIGHTS             RIGHTS                REFLECTED IN COLUMN (A))
PLAN CATEGORY                                (a)                       (b)                             (c)
------------------------------   ---------------------------  -------------------------     ------------------------
Equity compensation plans
  approved by security holders            5,470,136                   $11.49                              --
Equity compensation plans
  not approved by security
  holders                                     --                         --                               --

                                          ---------                   ------                            ------
         Total                            5,470,136                   $11.49                              --
                                          =========                   ======                            ======

EMPLOYEE RETIREMENT PLAN

          The Company,  through one of its  subsidiaries,  has a noncontributory pension plan that covers the  executive  officers of the Company.  The following table discloses  estimated  annual benefits payable upon retirement in specified compensation and years of service  classifications,  based on current limits set by the Internal Revenue Code of 1986, as amended (the "Code").

                     PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                           YEARS OF SERVICE
              ------------------------------------------------------------------------
  SALARY         10           15           20           25           30           35
-----------   -------      -------      -------      -------      -------      -------
$100,000      $13,750      $20,625      $27,500      $34,375      $41,250      $48,125
 110,000       15,250       22,875       30,500       38,125       45,750       53,375
 120,000       16,750       25,125       33,500       41,875       50,250       58,625
 130,000       18,250       27,375       36,500       45,625       54,750       63,875
 140,000       19,750       29,625       39,500       49,375       59,250       69,125
 150,000       21,250       31,875       42,500       53,125       63,750       74,375
 160,000       22,750       34,125       45,500       56,875       68,250       79,625
 170,000       24,250       36,375       48,500       60,625       72,750       84,875
 180,000       25,750       38,625       51,500       64,375       77,250       90,125
 190,000       27,250       40,875       54,500       68,125       81,750       95,375
 200,000       28,750       43,125       57,500       71,875       86,250      100,625

          The  Company  did  not  make  any  contributions  for the  benefit  of executive officers for the year ended December 31, 2003.

          The  estimated  credited  years of service  for each of the  executive officers named in the Summary Compensation Table is as follows:  A.F. Petrocelli twenty nine years and Anthony J. Miceli sixteen years, respectively.

          Subject to  compensation  limitations  under the  Employee  Retirement
Income Security Act of 1974,  which was $200,000 in 2003,  benefits are computed as follows:  For each year of credited  service after June 30, 1989,  the sum of one percent (1%) of annual compensation,  as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                    SECURITY

          The following table sets forth information concerning ownership of the
Company's  Common  Stock,  as of April 14, 2004,  by each person known to be the beneficial  owner of more than five percent of the Common Stock,  each director, nominees  for  director,  and by all  directors  and  executive  officers of the
Company as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER         SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS(7)
------------------------------------         -------------------------  ----------------------

A.F. Petrocelli                                     8,177,249(1)(2)              65.6%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                                  1,000,000(2)                 11.0%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                                     366,566(3)                  3.9%

Arnold S. Penner                                      117,998(4)                  1.3%

Howard M. Lorber                                      281,998(5)                  3.1%

Robert M. Mann                                         81,398(6)                   *

All executive officers and directors as a           9,025,209(1)(3)(4)           68.7%
group (5 persons)                                            (5)(6)(7)

*Less than 1%

     (1) Mr.  Petrocelli  owns  directly  4,816,448  shares of Common  Stock and presently  exercisable  options  or options  exercisable  within 60 days of
     April 14,  2004 to  purchase  3,360,801  shares of Common  Stock.  Does not include shares held by the wife, adult children or the grandchildren of Mr.
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

     (3)  Consists of 23,900  shares of Common Stock and  presently  exercisable options or options exercisable within 60 days of April 14, 2004 to purchase
     342,666 shares of Common Stock.

     (4) Consists of 117,998 shares  issuable upon the exercise of options which are exercisable within 60 days of April 14, 2004.

     (5) Includes 7,000 shares owned by the Hallman & Lorber  Associates  Profit
     Sharing  Plan (an entity in which Mr.  Lorber may be deemed to be a control person) and 157,000  shares  owned by Lorber  Alpha II, L.P.  (an entity in which  Mr.  Lorber  may be  deemed  to be a  control  person).  Mr.  Lorber disclaims  beneficial  ownership  of all  shares  owned by Hallman & Lorber
     Associates  Profit  Sharing  Plan and Lorber Alpha II, L.P.  Also  includes
     117,998 shares  issuable upon the exercise of options which are exercisable within 60 days of April 14, 2004.

     (6)  Consists of 1,400  shares of Common  Stock and  presently  exercisable options or options exercisable within 60 days of April 14, 2004 to purchase
     79,998 shares of Common Stock.

     (7)  Includes  the shares of Common  Stock  subject  to  options  which are presently  exercisable or  exercisable  within 60 days after April 14, 2004 held by  directors  and  executive  officers  as a group  for  purposes  of calculating  the  respective  percentages  of  Common  Stock  owned by such individuals or by the executive officers and directors as a group.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following  sets forth the  transactions  involving the Company and its  subsidiaries  and its executive  officers and/or  Directors from January 1,
2003. Specific descriptions of these transactions are provided below.

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

          The Company's two hotel properties, as well as the hotels owned by the
Hotel  Venture  and Quebec  Venture,  are  managed  by Prime.  Fees paid for the management  of the two hotel  properties  are based upon a percentage of revenue and were approximately  $97,000 for 2003.  Included in the Company's  marketable securities at December 31, 2003 was approximately $36,105,000 of common stock of
Prime which represents  approximately 7.9% of Prime's outstanding shares. During
2003,  the  Company  purchased  an  additional  1,036,000  shares  of Prime  for approximately $5,941,000.

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

          Michael Lamoretti and Michael  Weinbaum,  who are each a son-in-law of
A.F.  Petrocelli,  each serve as a Vice  President in the Company's  real estate operations  with  responsibilities  for  management of the Company's real estate portfolio.  For the Fiscal year ended December 31, 2003,  Messrs.  Lamoretti and
Weinbaum received a total salary and bonus of $220,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Board of Directors has not appointed  independent auditors for the year ending December 31, 2004.

          The Company's auditors for the year ended December 31, 2003 were Grant
Thornton  LLP. The Company  annually  reviews the  selection of its  independent auditors and no selection has been made for the current year.

AUDIT FEES

          The aggregate fees billed to the Company during the fiscal years ended
December  31,  2003  and 2002  for  review  of the  Company's  annual  financial statements and those financial  statements  included in the Company's  quarterly reports on Form 10-Q totaled approximately $79,000 and $76,000, respectively.

AUDIT RELATED FEES

          Audit  related  fees  for  2003 and 2002  were  primarily  for  annual employee  benefit plan audits.  The aggregate  fees billed to the Company during the fiscal years ended December 31, 2003 and 2002 for such services were $23,000 and $27,000, respectively.

TAX FEES

          Tax fees billed to the Company by Grant Thornton LLP during the fiscal years  ended  December  31,  2003 and 2002 for tax and  other  related  services totaled approximately $109,000 and $93,000, respectively.

ALL OTHER FEES

          The Company  did not engage  Grant  Thornton  LLP to provide any other services during the fiscal years ended December 31, 2003 and 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   CONSOLIDATED FINANCIAL STATEMENTS.  The  required Financial Statements were previously filed on this Form 10-K.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2003.

(c) Exhibits

     3.1. Amended  and  Restated  Certificate  of  Incorporation  of the Company
          (incorporated  by  reference  to exhibit 3.1 filed with the  Company's report on Form 10-K for the fiscal year ended December 31, 1993).

   **3.2. Amendment  to  the Amended and Restated  Certificate of  Incorporation
          of the Company.

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

  **10.4. Amended and Restated Employment  Agreement dated as of November 17,
          2003 by and between the Company and A. F. Petrocelli.

    10.5. Revolving  Credit  Agreement  dated as of December 10, 2002,  with the financial  parties thereto  (incorporated by reference to exhibit 10.7 filed with the Company's report on Form 10-K for the fiscal year ended
          December 31, 2002).

     *14. Code of Business Conduct and Ethics

    **21. Subsidiaries of the Company.

    **23. Auditors'  consent to the  incorporation by reference in the Company's
          Registration  Statements  on Form  S-8 as of and for the  three  years ended  December  31,  2003 from  Grant  Thornton  LLP of the Report of
          Independent Certified Public Accountants included herein.

   *31.1. Certification of the Chief Executive  Officer pursuant to Rule 13a-14.

   *31.2. Certification  of the Chief Financial Officer pursuant to Rule 13a-14.

   *32.1. Certification  of the Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * 32.2. Certification of the Chief Financial Officer pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith
** Previously filed on the Company's Report on Form 10-K for the fiscal year ended December 31, 2003.

                                   SIGNATURES

          Pursuant to the  requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED CAPITAL CORP.

                                   By: /s/ Anthony J. Miceli
                                      ------------------------------------------
                                      Anthony J. Miceli, Vice President
                                      and Chief Financial Officer

Dated:  April 27, 2004