Form 10-Q
period 2004-03-31
UNITED CAPITAL CORP /DE/
filed 2004-05-14
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended MARCH 31, 2004

                         COMMISSION FILE NUMBER: 1-10104

================================================================================

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

================================================================================

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

The registrant had 9,112,142 shares of common stock, $.10 par value, outstanding as of May 12, 2004.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of March 31, 2004 (Unaudited) and December 31, 2003...............3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 2004 and 2003 (Unaudited)............4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2004 and 2003 (Unaudited)..........5-6

            Notes to Consolidated Financial Statements (Unaudited).........7-14

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................14-18

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK......................................................18

ITEM 4.     CONTROLS AND PROCEDURES..........................................18

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................19

SIGNATURES...................................................................19

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      March 31,    December 31,
                                                                        2004          2003
                                                                     -----------   ------------
                                                                     (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                          $ 57,694     $ 59,210
   Marketable securities                                                56,131       49,612
   Notes and accounts receivable, net                                    7,289        6,434
   Inventories                                                           4,210        4,155
   Prepaid expenses and other current assets                             1,007          961
   Current assets of discontinued operations                                32           86
                                                                      --------     --------

      Total current assets                                             126,363      120,458
                                                                      --------     --------

Property, plant and equipment, net                                       2,895        3,098
Real property held for rental, net                                      37,027       37,421
Investments in joint ventures                                           19,590       19,819
Noncurrent notes receivable                                              3,927        2,862
Other assets                                                             2,085        3,194
Noncurrent assets of discontinued operations                             2,517        2,862
                                                                      --------     --------

      Total assets                                                    $194,404     $189,714
                                                                      ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                               $  2,728     $  2,938
   Accounts payable and accrued liabilities                              8,770        9,196
   Income taxes payable                                                  8,271        7,270
   Deferred income taxes                                                 5,175        3,947
   Current liabilities of discontinued operations                           33        1,033
                                                                      --------     --------

      Total current liabilities                                         24,977       24,384
                                                                      --------     --------

Long-term debt                                                           7,805        8,459
Other long-term liabilities                                             30,937       30,871
Deferred income taxes                                                      266        1,783
                                                                      --------     --------

      Total liabilities                                                 63,985       65,497
                                                                      --------     --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,112 and 9,092 shares, respectively          911          909
   Retained earnings                                                   118,000      114,436
   Accumulated other comprehensive income, net of tax                   11,508        8,872
                                                                      --------     --------

      Total stockholders' equity                                       130,419      124,217
                                                                      --------     --------

      Total liabilities and stockholders' equity                      $194,404     $189,714
                                                                      ========     ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ------------------------
                                                                               2004         2003
                                                                            ---------     ----------
Revenues:
    Net sales                                                               $  9,290      $  8,156
    Rental revenues from real estate operations                                5,479         5,657
                                                                            --------      --------

          Total revenues                                                      14,769        13,813
                                                                            --------      --------

Costs and expenses:
    Cost of sales                                                              6,681         6,060
    Real estate operations:
       Mortgage interest expense                                                 192           255
       Depreciation expense                                                      630           727
       Other operating expenses                                                1,886         2,022
    General and administrative expenses                                        1,519         1,437
    Selling expenses                                                           1,016           866
                                                                            --------      --------

          Total costs and expenses                                            11,924        11,367
                                                                            --------      --------

          Operating income                                                     2,845         2,446
                                                                            --------      --------

Other income (expense):
    Interest and dividend income                                                 386           333
    Interest expense                                                            (120)         (108)
    Other income and expense, net                                              1,635           629
                                                                            --------      --------

          Total other income                                                   1,901           854
                                                                            --------      --------

Income from continuing operations before income taxes                          4,746         3,300

Provision for income taxes                                                     1,269         1,253
                                                                            --------      --------

Income from continuing operations                                              3,477         2,047
                                                                            --------      --------

Discontinued operations:
    Income from discontinued operations, net of income
       taxes of $33 and $209, respectively                                        51           314
    Net (loss) gain on disposal of discontinued operations, net of
       income taxes (benefit) provision of ($56) and $757, respectively          (83)        1,135
                                                                            --------      --------

(Loss) income from discontinued operations                                       (32)        1,449
                                                                            --------      --------

Net income                                                                  $  3,445      $  3,496
                                                                            ========      ========

Basic earnings per share:
    Income from continuing operations                                       $    .38      $    .23
    Income from discontinued operations                                           --           .16
                                                                            --------      --------
    Net income per share                                                    $    .38      $    .39
                                                                            ========      ========

Diluted earnings per share:
    Income from continuing operations                                       $    .32      $    .19
    Income from discontinued operations                                           --           .14
                                                                            --------      --------
    Net income per share assuming dilution                                  $    .32      $    .33
                                                                            ========      ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ---------     ---------

Cash flows from operating activities:
   Net income                                                                   $  3,445      $  3,496
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                               877         1,043
         Net gain on sale of available-for-sale securities                          (594)           --
         Gain on sale of other assets                                               (363)           --
         Net gain on sale of real estate assets                                       (1)         (141)
         Equity in losses (earnings) of joint ventures                                35          (235)
         Net loss (gain) on disposal of discontinued operations, net of tax           83        (1,135)
         Net realized and unrealized loss (gain) on derivative instruments             3          (315)
         Proceeds from sale of trading securities                                     --           884
         Net realized gain on trading securities                                      --           (57)
         Changes in assets and liabilities  (A)                                   (2,874)         (636)
                                                                                --------      --------

                     Net cash provided by operating activities                       611         2,904
                                                                                --------      --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                     (10,264)         (550)
   Proceeds from sale of available-for-sale securities                             8,394            --
   Proceeds from sale of other assets                                              1,363            --
   Proceeds from sale of real estate assets                                          203         3,947
   Purchase of derivative instruments                                                (13)           --
   Proceeds from sale of derivative instruments                                       --           461
   Purchase of note receivable                                                    (1,000)           --
   Acquisition of property, plant and equipment                                      (37)         (245)
   Principal payments on notes receivable                                             12            18
   Acquisition of/additions to real estate assets                                   (236)          (27)
   Investments in joint ventures, net                                                 --          (256)
   Distributions from joint ventures                                                 194           194
                                                                                --------      --------

                     Net cash (used in) provided by investing activities          (1,384)        3,542
                                                                                --------      --------

Cash flows from financing activities:
   Principal payments on mortgage commitments, notes and loans                      (864)         (815)
   Purchase and retirement of common shares                                           --          (420)
   Proceeds from exercise of stock options                                           121           146
                                                                                --------      --------

                     Net cash used in financing activities                          (743)       (1,089)
                                                                                --------      --------

Net (decrease) increase in cash and cash equivalents                              (1,516)        5,357

Cash and cash equivalents, beginning of period                                    59,210        48,893
                                                                                --------      --------

Cash and cash equivalents, end of period                                        $ 57,694      $ 54,250
                                                                                ========      ========

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2004       2003
                                                          -------    -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

            Interest                                      $  291     $  311
                                                          ======     ======

            Taxes                                         $1,913     $2,585
                                                          ======     ======

(A) Changes in assets and liabilities are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2004       2003
                                                          -------    -------

     Notes and accounts receivable, net                   $  (822)     $  (970)
     Inventories                                              (55)         518
     Prepaid expenses and other current assets                (46)          12
     Deferred income taxes                                 (1,708)        (831)
     Non current notes receivables                           (110)          --
     Other assets                                             102          118
     Accounts payable and accrued liabilities                (416)      (1,072)
     Income taxes payable                                     862        1,758
     Other long-term liabilities                               66          171
     Discontinued operations - noncash charges and
        working capital changes                              (747)        (340)
                                                          -------      -------

              Total                                       $(2,874)     $  (636)
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

The consolidated financial information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting  principles,  reflected  in  the  Consolidated  Financial  Statements included  in the  Annual  Report  on Form 10-K  filed  with the  Securities  and
Exchange Commission for the year ended December 31, 2003.

In the opinion of management,  all  adjustments,  consisting  only of normal and recurring adjustments,  necessary for a fair presentation of the results for the interim periods presented have been recorded.  The results of operations for the periods  presented are not necessarily  indicative of the results to be expected for the full year.

2.      STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce retained earnings.  During the three months ended  March 31,  2003,  the  Company  purchased  and  retired  24 shares of the
Company's common stock for $420. The Company has not purchased any shares of the
Company's  common stock during 2004.  Repurchases of the Company's  common stock may be made from time to time in the open market at prevailing market prices and
may  be  made  in  privately  negotiated  transactions,   subject  to  available
resources.  During the three months  ended March 31, 2004 and 2003,  the Company received proceeds of $121 and $146 from the exercise of 20 and 14 stock options, respectively.

3.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         2004        2003
                                                        -------    ---------

Numerator:
    Income from continuing operations                  $ 3,477     $ 2,047
                                                       =======     =======
Denominator:
    Basic - weighted-average shares outstanding          9,097       9,029
    Dilutive effect of employee stock options            1,858       1,496
                                                       -------     -------
    Diluted - weighted average shares outstanding       10,955      10,525
                                                       =======     =======

Basic earnings per share - continuing operations       $   .38     $   .23
                                                       =======     =======
Diluted earnings per share - continuing operations     $   .32     $   .19
                                                       =======     =======

4.      STOCK-BASED COMPENSATION

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

                                                  Three Months Ended
                                                       March 31,
                                              -----------------------------
                                                 2004                2003
                                              ---------           ---------
Net income, as reported                       $   3,445           $   3,496
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects             (726)               (550)
                                              ---------           ---------
Pro forma net income                          $   2,719           $   2,946
                                              =========           =========

Earnings per share:
    Basic - as reported                       $     .38           $     .39
                                              =========           =========
    Basic - pro forma                         $     .30           $     .33
                                              =========           =========

    Diluted - as reported                     $     .32           $     .33
                                              =========           =========
    Diluted - pro forma                       $     .25           $     .29
                                              =========           =========

Pro forma  compensation  expense may not be indicative of pro forma  expenses in future periods.  For purposes of estimating the fair value of each option on the grant date, the Company utilized the Black-Scholes option pricing model.

5.      MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                          Gross        Gross         Fair
                                       unrealized   unrealized      market
                             Cost        gains        losses        value
                          ---------    --------     ----------     --------
March 31, 2004:
Available-for-sale:
    Equity securities     $ 29,996     $ 17,854      $   (149)     $ 47,701
    Bonds                    8,430         --            --           8,430
                          --------     --------      --------      --------
                          $ 38,426     $ 17,854      $   (149)     $ 56,131
                          ========     ========      ========      ========

December 31, 2003:
Available-for-sale:
    Equity securities     $ 28,957     $ 13,763      $   (113)     $ 42,607
    Bonds                    7,005         --            --           7,005
                          --------     --------      --------      --------
                          $ 35,962     $ 13,763      $   (113)     $ 49,612
                          ========     ========      ========      ========

Included in  marketable  securities  at March 31, 2004 and December 31, 2003 was
$40,282  and  $36,105,  respectively,  of  common  stock  at  fair  value,  in a publicly-traded company for which the Board Chairman is an executive officer and director and another Director of the Company is a director.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains included in the  determination  of net income are as follows:

                                                  Three Months Ended
                                                      March 31,
                                                 -------------------
                                                   2004       2003
                                                 --------  ---------
               Available-for-sale securities:
                  Proceeds                        $8,394     $   --
                  Gross realized gains               594         --
               Trading securities:
                  Proceeds                        $   --     $  884
                  Gross realized gains                --         57

6.    INVENTORIES

The components of inventories are as follows:

                                                 March 31,  December 31,
                                                   2004        2003
                                                 ---------  ------------
                  Raw materials                   $1,739     $1,601
                  Work in process                    436        411
                  Finished goods                   2,035      2,143
                                                  ------     -------
                                                  $4,210     $4,155
                                                  ======     =======

7.      REAL ESTATE

PROPERTY SALES:

The  Company  adopted  the  provisions  of  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets"  ("SFAS No.  144") in 2002.  SFAS No. 144  requires  that the  operating results  through the date of sale,  as well as the gains on sales  generated  on properties sold or held for sale, be reclassified as discontinued operations for all periods presented.

During the three  months  ended March 31, 2004,  the Company  contributed  for a nominal amount two  commercial  properties  from its real estate  investment and management  segment  which had a total net book value of $341.  Net of  proceeds received, the Company recorded a loss of $83 on a net of tax basis.

The results of operations for these  properties for the three months ended March
31, 2004 and 2003 have been reclassified to discontinued operations, on a net of tax  basis,  in  accordance  with SFAS No.  144.  In  addition,  the  assets and
liabilities   associated  with  these  properties  have  been   reclassified  to
discontinued  operations in the Consolidated Balance Sheet at December 31, 2003.
These  amounts   primarily   consist  of  real  property,   net  of  accumulated
depreciation,  rents  receivable,  prepaid  or  accrued  charges,  and  mortgage obligations, if any.

Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

                                                       Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       2004         2003
                                                     -------      -------
                  Rental revenues from real estate     $  --      $ 398
                     operations
                  Mortgage interest expense               --         (5)
                  Depreciation expense                    --         (3)
                  Other operating expenses               (32)       (57)
                                                       -----      -----

                  (Loss) income  from operations       $ (32)     $ 333
                                                       =====      =====

PROPERTIES HELD FOR SALE:
------------------------

As of March 31, 2004,  in  accordance  with the  provisions of SFAS No. 144, the
Company  considered a total of five  commercial  properties from its real estate and  investment  management  segment  to  be  held  for  sale  and  reported  as discontinued operations.

In accordance with SFAS No. 144, the results of operations for these properties, plus those properties  disposed of during 2004 and 2003, have been  reclassified to  discontinued  operations,  on a  net  of  tax  basis,  in  the  Consolidated
Statements  of Income for the three  months  ended March 31,  2004 and 2003.  In addition,  the assets and liabilities  associated with these  properties,  which primarily  consist of real  property,  net of  accumulated  depreciation,  rents receivable,  prepaid or accrued charges and mortgage  obligations,  if any, have been reclassified to discontinued  operations in the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.

Summarized financial  information for properties held for sale and accounted for as discontinued operations, is as follows:

                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                   2004       2003
                                                                  ------     ------
                  Rental revenues from real estate operations     $ 174      $ 277
                  Mortgage interest                                 (19)       (29)
                  Depreciation expense                               --        (50)
                  Other operating expenses                          (39)        (8)
                                                                  -----      -----

                  Income from operations                          $ 116      $ 190
                                                                  =====      =====

8.      INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of:

                                                       March 31, December 31,
                                                         2004       2003
                                                     ----------   ---------

                  Investment in hotel ventures (a)     $11,702     $11,843
                  Lease financing (b)                    7,888       7,976
                                                       -------     -------

                                                       $19,590     $19,819
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

In April 2003,  the Hotel  Venture  entered  into a $25,000  mortgage  loan (the
"Mortgage")  with a bank,  secured by the underlying  hotel. The proceeds of the loan  were  distributed  to the  partners  of the Hotel  Venture  based on their ownership interest,  thereby reducing their respective investment. In connection with the  Mortgage,  the  Company  and  Prime  entered  into a  direct  guaranty agreement  with the bank whereby the Company and Prime,  jointly and  severally, guaranteed not more than $4,000 of the Mortgage.  Amounts due under the guaranty are reduced by the scheduled principal payments under the Mortgage. The guaranty is  enforceable  upon the occurrence of certain  events,  including a default as defined in the  Mortgage,  and expires  upon  satisfaction  of the loan in April
2006. Pursuant to the operating agreement,  any payments made under the guaranty would increase the guarantors' ownership interest. The Company believes that the collateral of the underlying  hotel is sufficient to repay the Mortgage  without requiring  enforcement  of the  guaranty.  Accordingly,  the  fair  value of the guarantee was determined to be insignificant  and,  therefore,  no liability has been recorded.

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

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  (losses)  earnings  and cash  contributions  and  distributions.  The
Company's  equity in (losses)  earnings of these hotel  ventures  was ($141) and
$113 for the three months ended March 31, 2004 and 2003, respectively.

Summarized financial  information of the Hotel Venture and Quebec Venture are as follows:

                                                           March 31,  December 31,
                                                             2004         2003
                                                           ---------  ------------

                  Balance Sheets:
                  ---------------
                      Current assets                         $ 3,540     $ 3,728
                                                             =======     =======
                      Property, plant and equipment, net     $59,872     $61,008
                                                             =======     =======
                      Other non-current assets               $   274     $   304
                                                             =======     =======
                      Current liabilities                    $ 3,014     $ 3,267
                                                             =======     =======
                      Long-term liabilities                  $29,521     $29,971
                                                             =======     =======
                      Equity                                 $31,151     $31,802
                                                             =======     =======

                                                              Three Months Ended
                                                                  March 31,
                                                           ----------------------
                                                              2004        2003
                                                           ---------   ----------

                  Statements of Income:
                  ---------------------
                         Revenues                           $ 5,573      $ 2,859
                         Expenses                            (5,926)      (2,633)
                                                            -------      -------
                         Operating (loss) income            $  (353)     $   226
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

(b) Lease financing  consists of a 50% interest in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income arising from this investment was $107 and $122 for the three months ended
March 31, 2004 and 2003,  respectively,  and is included in rental income in the
Consolidated Statements of Income.

9.      DERIVATIVE FINANCIAL INSTRUMENTS

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or call options.  At December 31, 2003,  the fair value of such  derivatives was ($10)  which is recorded  as a  component  of  accounts  payable and accrued liabilities  in the  Consolidated  Balance  Sheets.  At March 31, 2004, the fair value of derivatives held was zero.  These  instruments do not qualify for hedge accounting and therefore changes in the derivatives fair value are recognized in income.  The Company  recognized  ($3) and $315 in net realized  and  unrealized
(losses) gains from derivative  instruments for the three months ended March 31,
2004 and 2003, respectively, which are included in other income and expense, net in the Consolidated Statements of Income.

10.     RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (See Note 8).

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and Quebec Venture, are managed by Prime (See Note 8). Fees paid for the management of the Company's two hotel  properties are based upon a percentage of revenue and were  approximately $18 and $26 for the three months ended March 31,
2004 and 2003, respectively. Included in marketable securities at March 31, 2004 and December 31, 2003 was $40,282 and $36,105,  respectively, of common stock in
Prime which represents  approximately 7.9% of Prime's outstanding shares at both periods.

11.     COMMITMENTS AND CONTINGENCIES

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' (as hereafter  defined) two New Jersey  facilities and has  recorded a  liability  for the  estimated  investigation,  remediation  and administrative costs associated therewith.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although it is not currently possible to estimate the range or amount of the ultimate liability,  the Company has approximately $11,000 recorded in other long-term  liabilities  as of March 31, 2004 and December 31, 2003 to cover such matters.  In the opinion of  management,  this amount  should be  sufficient  to address  these  matters  and  amounts  needed in  excess,  if any,  will be paid gradually over a period of years.  Accordingly,  they should not have a material adverse  effect  upon the  business,  liquidity  or  financial  position  of the
Company. However, adverse decisions or events,  particularly as to the merits of the  Company's  factual  and legal  basis  could cause the Company to change its estimate of liability with respect to such matters in the future.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date. At March 31, 2004 and December 31, 2003,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

12.     COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            -------      --------
                                                                              2004          2003
                                                                            -------      --------

          Net income                                                        $ 3,445      $ 3,496
          Other comprehensive income (loss), net of tax:
              Change in net unrealized gain (loss) on available for
                 sale securities, net of tax (provision) benefit of
                 ($1,627) and $2,460, respectively                            3,022       (4,568)
              Reclassification adjustment for net gains realized in net
                 income, net of tax provision of $208                          (386)        --
                                                                            -------      -------

          Comprehensive income (loss)                                       $ 6,081      $(1,072)
                                                                            =======      =======

Accumulated  other  comprehensive  income as of March 31, 2004 and  December 31,
2003  consists  of net  unrealized  gains on  available-for-sale  securities  of
$11,508 and $8,872, which is net of $6,197 and $4,777 of taxes, respectively.

13.     BUSINESS SEGMENTS

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

Operating results of the Company's business segments are as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            -------      --------
                                                                              2004          2003
                                                                            -------      --------

          Net revenues and sales:
              Real estate investment and management                         $  5,479      $  5,657
              Engineered products                                              9,290         8,156
                                                                            --------      --------
                                                                            $ 14,769      $ 13,813
                                                                            ========      ========
          Operating income:
              Real estate investment and management                         $  2,771      $  2,653
              Engineered products                                                839           479
              General corporate expenses                                        (765)         (686)
                                                                            --------      --------
                                                                               2,845         2,446

          Other income, net                                                    1,901           854
                                                                            --------      --------

          Income from continuing operations before
              income taxes                                                  $  4,746      $  3,300
                                                                            ========      ========

14.     PENSION PLAN

The Company  accounts for its defined  benefit  pension plan in accordance  with
Statement of Financial  Accounting  Standard No. 87, "Employees'  Accounting for
Pensions"  ("SFAS No.  87"),  which  requires  that  amounts  recognized  in the financial  statements be determined on an actuarial basis. SFAS No. 87 generally reduces  the  volatility  of future  income  (expense)  from  changes in pension liability  discount rates and the performance of the pension plan's assets.  The
Company uses December 31 as the measurement date for its pension plan.

Net periodic pension expense consists of the following:

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                            2004      2003
                                                         ---------   -------

          Service cost                                     $ (71)     $ (66)
          Interest cost                                     (163)      (162)
          Actual return on plan assets                       165        (49)
          Net amortization and deferral                      (21)       187
                                                           -----      -----
          Net periodic pension expense                     $ (90)     $ (90)
                                                           =====      =====

The Company did not contribute to the pension plan during the three months ended
March  31,  2004 as the plan is  overfunded.  The  Company  does not  anticipate contributing to the plan in 2004.

15.     RECENT ACCOUNTING PRONOUNCEMENTS

In  December  2003,  the FASB issued SFAS  No.132  (Revised  2003),  "Employers'
Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R").
This  standard  requires new annual and interim  disclosures  about the types of plan assets, investment strategy,  measurement date, plan obligations,  and cash flows as well as the components of the net periodic  benefit cost  recognized in interim  periods.  The Company has adopted the disclosures  required by SFAS No.
132R, except for the disclosure of expected future benefit payments,  which must be disclosed for fiscal years ending after June 15, 2004.

16.     USE OF ESTIMATES

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

17.     RECLASSIFICATIONS

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenues for the quarter ended March 31, 2004 were $14,769, an increase of
$956 or 6.9% from  comparable 2003 revenues.  Income from continuing  operations during this period was $3,477 or $.38 per basic share versus  $2,047 or $.23 per basic  share  during the  comparable  period in 2003.  This  represents  a 69.9%
increase in income from continuing operations.  Net income for the first quarter of 2004 was $3,445 or $.38 per basic  share  compared to net income of $3,496 or
$.39 per basic share for the same period in 2003.

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from real estate operations decreased $178 or 3.1% to $5,479 for the three month period ended March 31, 2004,  from $5,657 for the same period in
2003.  This decrease is primarily  attributable to a decrease in hotel operating revenue partially offset by a slight increase in revenue from rental properties.
Rental  revenues  from real  estate  operations  does not include  revenue  from properties  classified  as held for sale or those sold during 2004 and 2003,  as such results have been classified as discontinued  operations in accordance with
SFAS No.144.

Mortgage  interest expense  decreased $63 or 24.7% to $192 for the quarter ended
March 31,  2004 from $255 for the  quarter  ended  March 31, 2003 as a result of continuing mortgage  amortization.  At March 31, 2004, the outstanding  mortgage balance on the Company's  real estate  properties  has been reduced to just over
$10 million.

Depreciation  expense  associated with real properties held for rental decreased
$97 or 13.3% for the three  months  ended  March 31,  2004  compared to the same period in 2003. This decrease is primarily due to reduced  depreciation  expense associated with fully depreciated  building  improvements.  Depreciation expense from  property  sales  and  properties  held  for sale in 2004 and 2003 has been reclassified as discontinued operations in accordance with SFAS No.144.

Other  operating  expenses  associated  with the  management of real  properties decreased $136 or 6.7% for the three months ended March 31, 2004 compared to the same period in 2003,  primarily due to decreases in hotel operating expenses and real estate taxes offset by increases in utilities and insurance expense.

ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2004        2003
                                                          --------   ----------

          Net sales                                        $9,290     $8,156
          Cost of sales                                     6,681      6,060
          Selling, general and administrative expenses      1,770      1,617
                                                           ------     ------

          Operating income                                 $  839     $  479
                                                           ======     ======

Net sales of the engineered  products segment increased $1.1 million or 13.9% to
$9.3  million for the three  months  ended  March 31, 2004 as compared  with the results of the  corresponding  2003 period due to increased  demand primarily in the Company's  engineered  component and automotive  products lines as well as a slight increase in the transformer product line.

Cost of sales as a percentage of sales decreased 2.4% for the three months ended
March 31, 2004, compared to the corresponding period in 2003, principally due to the mix of products sold including  those from new value added  applications  of its core technology.

Selling,  general and administrative expenses of the engineered products segment during the first quarter of 2004 increased $153 or 9.5% over the comparable 2003 period primarily due to the increase in sales as noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  for the three  months ended March 31, 2004  increased  $79 or 11.5%, compared  to such  expenses  incurred  for the  comparable  2003  period.  These increases  are mainly  due to higher  salary and  salary  related  expenses  and insurance expense partially offset by lower professional costs.

OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                   2004         2003
                                                                                ---------   ----------

          Casualty insurance settlement                                         $   831      $    --
          Net gain on sale of available-for-sale securities                         594           --
          Equity in (loss) earnings of hotel ventures                              (141)         113
          Gain on sale of other assets                                              363           --
          Net realized and unrealized (loss) gain on derivative instruments          (3)         315
          Net gain on sale of real estate assets                                      1          141
          Net realized gain on trading securities                                    --           57
          Other, net                                                                (10)           3
                                                                                -------      -------
                                                                                $ 1,635      $   629
                                                                                =======      =======

INCOME TAXES

The effective tax rate from continuing operations was 26.7% for the three months ended  March 31,  2004  versus  38.0% for the  comparable  quarter in 2003.  The effective  tax rate for the current  quarter  reflects the tax benefits from the donation of certain properties to qualified organizations.

DISCONTINUED OPERATIONS

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued operations was $51 on a net of tax basis for the three months ended
March 31, 2004,  versus $314 for the comparable 2003 period.  Prior year amounts have been  reclassified to reflect results of operations of real properties held for sale as of March  31,  2004,  or  disposed  of  during  2004  and  2003,  as discontinued operations.  Net (loss) gains on the disposal of real estate assets accounted for as  discontinued  operations were ($83) for the three months ended
March 31, 2004 and $1,135 for the three months ended March 31, 2003, on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced a net cash inflow from operations of $611 for the three months  ended March 31, 2004 versus  $2,904 for the three months ended March 31,
2003. The $2,293 decrease in operating cash flow primarily resulted from changes in working capital  partially offset by a decrease in net proceeds from the sale of trading securities and an increase in income from operations.

For the  three  months  ended  March  31,  2004,  $1,384  was used in  investing activities  which  consisted  primarily of net  purchases of  available-for-sale securities  of $1,870 and a purchase of a note  receivable  of $1,000  partially offset by proceeds of $1,363 from the sale of other assets.

For the three  months  ended March 31,  2003,  $3,542 was  provided by investing activities  which  consisted  primarily of proceeds from the sale of real estate assets of $3,947 and proceeds from the sale of derivative  instruments  of $461, partially offset by purchases of available-for-sale securities of $550.

Net cash used in  financing  activities  was $743 during the three  months ended
March 31, 2004.  This use of cash is primarily  attributable  to debt  reduction partially offset by cash proceeds from the exercise of stock options.

Net cash used in  financing  activities  during the three months ended March 31,
2003 was $1,089.  This use of cash was primarily  attributable to debt reduction and the purchase and retirement of the Company's common stock,  partially offset by cash proceeds from the exercise of stock options.

At March 31, 2004, the Company's cash and marketable  securities  totaled $113.8 million and working  capital was $101.4 million  compared to cash and marketable securities  of $108.8  million and working  capital of $96.1 million at December
31,  2003.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital  along with the $80.0 million of availability on the revolving credit facility, discussed below, puts the Company in an opportune  position to fund  acquisitions  and grow its portfolio,  if and when attractive long-term opportunities become available.

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

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect to the  acquisition  of real  properties  or other companies in exchange for its equity securities.

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

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable securities, as defined. At March 31, 2004 eligibility under the Revolver was $80.0 million, based upon the above terms and there were no  amounts  outstanding  under the  Revolver.  The credit  agreement
contains  certain  financial  and  restrictive   covenants,   including  minimum
consolidated  equity,  interest  coverage,  debt  service  coverage  and capital expenditures (other than for real estate), and limitations on indebtedness.  The
Company was in  compliance  with all  covenants  at March 31,  2004.  The credit agreement also contains  provisions  which allow the banks to perfect a security interest in certain  operating and real estate assets in the event of a default, as  defined in the  credit  agreement.  Borrowings  under the  Revolver,  at the
Company's  option,  bear  interest at the bank's  prime  lending  rate or at the
London Interbank  Offered Rate ("LIBOR") (1.09% at March 31, 2004) plus 2.0% for non cash collateralized borrowings and 1.0% for cash collateralized borrowings.

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

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation,  remediation and administrative cost associated therewith. See Note 11 of Notes to Consolidated Financial Statements for further discussion of this matter.  The Company is subject to various other  litigation, legal  regulatory and tax matters that arise in the ordinary  course of business activities.  When  management  believes it is probable that a liability has been incurred and such amounts are  reasonably  estimable,  the Company  provides for amounts  that  include  judgments  and  penalties  that may be  assessed.  These liabilities are usually included in accounts payable and accrued  liabilities or other long-term liabilities in the Consolidated Financial Statements,  depending on the anticipated payment date. None of these matters are expected to result in a material adverse effect on the Company's  consolidated  financial  position or results of operations.

RELATED PARTY TRANSACTIONS

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

Refer to the  Company's  2003 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived assets and pension plans. During the three months ended March 31 2004, there were no material changes to these policies.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Notes to Consolidated  Financial  Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain  statements in this Report on Form 10-Q and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties inherent in forward-looking  statements, the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  See the  Company's  2003 Annual Report on Form
10-K for a discussion  of risk  factors  that could impact our future  financial performance  and/or  cause  actual  results to differ  significantly  from those expressed or implied by such statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

See Note 9 of Notes to Consolidated  Financial  Statements for information about activity of derivative financial instruments since December 31, 2003. There have been no other material changes in our  quantitative and qualitative  disclosures about  market risk for the  three-month  period  ended March 31, 2004 from those disclosed in Item 7A of the  Company's  Annual  Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Reports on Form 8-K

       On February 23, 2004,  the Company filed a report on Form 8-K under Items
       5 and 12  announcing  the  Company's  financial  results  for the  fourth quarter and year ended December 31, 2003.

(b)    Exhibits:

       31.1        Certification of the Chief Executive Officer Pursuant to Rule
                   13a-14.
       31.2        Certification of the Chief Financial Officer Pursuant to Rule
                   13a-14.
       32.1        Certification  of the Chief  Executive  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.
       32.2        Certification  of the Chief  Financial  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                      UNITED CAPITAL CORP.

Dated:  May 12, 2004                  By: /s/ Anthony J. Miceli
                                          ------------------------
                                          Anthony J. Miceli
                                          Vice President, Chief Financial Officer
                                          and Secretary of the Company

