Form 10-Q
period 2004-06-30
UNITED CAPITAL CORP /DE/
filed 2004-08-12
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended JUNE 30, 2004

                         COMMISSION FILE NUMBER: 1-10104
                         -------------------------------

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

The registrant had 9,116,142 shares of common stock, $.10 par value, outstanding as of August 2, 2004.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
          of June 30, 2004 (Unaudited) and December 31, 2003...................3

          Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)........4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2004 and 2003 (Unaudited)................5-6

          Notes to Consolidated Financial Statements (Unaudited)............7-15

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................15-19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
          MARKET RISK.........................................................20

ITEM 4.   CONTROLS AND PROCEDURES.............................................20

                           PART II - OTHER INFORMATION

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       JUNE 30,    DECEMBER 31,
                                                                        2004           2003
                                                                     -----------   ------------
                                                                     (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $ 71,099     $ 59,210
   Marketable securities                                                54,604       49,612
   Notes and accounts receivable, net                                    7,420        6,434
   Inventories                                                           3,535        4,155
   Prepaid expenses and other current assets                               953          961
   Current assets of discontinued operations                                28           86
                                                                      --------     --------

      TOTAL CURRENT ASSETS                                             137,639      120,458
                                                                      --------     --------

Property, plant and equipment, net                                       2,724        3,098
Real property held for rental, net                                      33,661       34,082
Investments in joint ventures                                           19,653       19,819
Noncurrent notes receivable                                              4,619        2,862
Other assets                                                             2,013        3,194
Noncurrent assets of discontinued operations                             3,854        6,201
                                                                      --------     --------

      TOTAL ASSETS                                                    $204,163     $189,714
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                               $  2,619     $  2,938
   Accounts payable and accrued liabilities                              9,923        9,203
   Income taxes payable                                                 10,154        7,270
   Deferred income taxes                                                 4,192        3,947
   Current liabilities of discontinued operations                           24        1,049
                                                                      --------     --------

      TOTAL CURRENT LIABILITIES                                         26,912       24,407
                                                                      --------     --------

Long-term debt                                                           7,139        8,459
Other long-term liabilities                                             30,552       30,848
Deferred income taxes                                                    1,065        1,783
                                                                      --------     --------

      TOTAL LIABILITIES                                                 65,668       65,497
                                                                      --------     --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,114 and 9,092 shares, respectively          911          909
   Retained earnings                                                   127,873      114,436
   Accumulated other comprehensive income, net of tax                    9,711        8,872
                                                                      --------     --------

      TOTAL STOCKHOLDERS' EQUITY                                       138,495      124,217
                                                                      --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $204,163     $189,714
                                                                      ========     ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                  JUNE 30,
                                                                     -----------------------    ------------------------
                                                                        2004          2003          2004         2003
                                                                     ----------------------     -----------------------
REVENUES:
    Net sales                                                        $ 10,178      $  8,326      $ 19,468      $ 16,482
    Rental revenues from real estate operations                         5,398         5,907        10,762        11,407
                                                                     --------      --------      --------      --------

          Total revenues                                               15,576        14,233        30,230        27,889
                                                                     --------      --------      --------      --------

COSTS AND EXPENSES:
    Cost of sales                                                       7,103         5,820        13,784        11,880
    Real estate operations:
       Mortgage interest expense                                          171           237           363           492
       Depreciation expense                                               607           686         1,214         1,390
       Other operating expenses                                         1,784         1,883         3,535         3,791
    General and administrative expenses                                 1,429         1,728         2,948         3,165
    Selling expenses                                                      945           874         1,961         1,740
                                                                     --------      --------      --------      --------

          Total costs and expenses                                     12,039        11,228        23,805        22,458
                                                                     --------      --------      --------      --------

          Operating income                                              3,537         3,005         6,425         5,431
                                                                     --------      --------      --------      --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                          398           582           784           915
    Interest expense                                                     (109)         (111)         (229)         (219)
    Other income and expense, net                                         419           845         2,054         1,474
                                                                     --------      --------      --------      --------

          Total other income                                              708         1,316         2,609         2,170
                                                                     --------      --------      --------      --------

Income from continuing operations before income taxes                   4,245         4,321         9,034         7,601

Provision for income taxes                                                737         1,431         2,022         2,676
                                                                     --------      --------      --------      --------

INCOME FROM CONTINUING OPERATIONS                                       3,508         2,890         7,012         4,925
                                                                     --------      --------      --------      --------

DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of income
       taxes of $15, $129, $32 and $346, respectively                      25           193            49           519
    Net gain on disposal of discontinued operations, net of
       income taxes of $4,212, $249, $4,156 and $1,006,
       respectively                                                     6,316           374         6,233         1,509
                                                                     --------      --------      --------      --------

INCOME FROM DISCONTINUED OPERATIONS                                     6,341           567         6,282         2,028
                                                                     --------      --------      --------      --------

NET INCOME                                                           $  9,849      $  3,457      $ 13,294      $  6,953
                                                                     ========      ========      ========      ========

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                $    .38      $    .32      $    .77      $    .55
    Income from discontinued operations                                   .70           .06           .69           .22
                                                                     --------      --------      --------      --------
    NET INCOME PER SHARE                                             $   1.08      $    .38      $   1.46      $    .77
                                                                     ========      ========      ========      ========

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                $    .33      $    .27      $    .65      $    .46
    Income from discontinued operations                                   .59           .05           .58           .19
                                                                     --------      --------      --------      --------
    NET INCOME PER SHARE ASSUMING DILUTION                           $    .92      $    .32      $   1.23      $    .65
                                                                     ========      ========      ========      ========

CASH DIVIDENDS PER SHARE                                             $     --      $   1.00      $     --      $   1.00
                                                                     ========      ========      ========      ========

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               ------------------------
                                                                                  2004          2003
                                                                               ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 13,294      $  6,953
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                            1,710         1,784
         Net gain on sale of available-for-sale securities                         (845)           --
         Gain on sale of other assets                                              (363)           --
         Net gain on sale of real estate assets                                      (1)         (152)
         Equity in earnings of joint ventures                                      (223)         (533)
         Net gain on disposal of discontinued operations, net of tax             (6,233)       (1,509)
         Net realized and unrealized loss (gain) on derivative instruments            7          (982)
         Proceeds from sale of trading securities                                    --           884
         Net realized gain on trading securities                                     --           (57)
         Changes in assets and liabilities:
            Notes and accounts receivable, net                                     (982)       (1,895)
            Inventories                                                             620           276
            Prepaid expenses and other current assets                                 8            40
            Deferred income taxes                                                  (925)         (826)
            Other assets                                                            167           232
            Accounts payable and accrued liabilities                                714          (221)
            Income taxes payable                                                 (1,272)        1,503
            Other long-term liabilities                                            (296)           72
            Discontinued operations - noncash charges and
               working capital changes                                             (918)         (728)
                                                                               --------      --------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,462         4,841
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                    (14,042)       (6,490)
   Proceeds from sale of available-for-sale securities                           11,186            --
   Proceeds from sale of other assets                                             1,363            --
   Proceeds from sale of real estate assets                                      11,889         6,541
   Purchase of derivative instruments                                               (13)           --
   Proceeds from sale of derivative instruments                                      12           954
   Purchase of notes receivable                                                  (1,000)           --
   Acquisition of property, plant and equipment                                    (108)         (132)
   Principal payments on notes receivable                                            38            59
   Acquisition of/additions to real estate assets                                  (793)         (132)
   Investments in joint ventures, net                                                --          (256)
   Distributions from joint ventures                                                389        10,252
                                                                               --------      --------

                     NET CASH PROVIDED BY INVESTING ACTIVITIES                    8,921        10,796
                                                                               --------      --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            --------------------------
                                                                               2004          2003
                                                                            ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes and loans                (1,639)       (1,617)
   Purchase and retirement of common shares                                       --          (771)
   Proceeds from exercise of stock options                                       145           842
                                                                            ----------    ------------

                     NET CASH USED IN FINANCING ACTIVITIES                    (1,494)       (1,546)
                                                                            ----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     11,889        14,091

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                59,210        48,893
                                                                            ----------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 71,099      $ 62,984
                                                                            ==========    ============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

            Interest                                                        $    542      $    658
                                                                            ==========    ============

            Taxes                                                           $  4,224      $  3,542
                                                                            ==========    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of note receivable in connection with sale of real property     $    800      $     --
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

2.      STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce  retained  earnings.  During the six months ended  June 30,  2003,  the  Company  purchased  and  retired  44  shares of the
Company's common stock for $771. The Company has not purchased any shares of the
Company's  common stock during 2004.  Repurchases of the Company's  common stock may be made from time to time in the open market at prevailing market prices and
may  be  made  in  privately  negotiated  transactions,   subject  to  available
resources.  During the six  months  ended June 30,  2004 and 2003,  the  Company received  proceeds  of $145  and  $841  from the  exercise  of 22 and 107  stock options, respectively.

3.      DIVIDENDS

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time cash dividend of $1.00 per common share to all  stockholders  of record as of June 20, 2003.  The  declaration of such dividend is within the discretion of the Board of Directors.  While the Company does not  currently  expect to pay additional dividends in the future, the Board of Directors could reevaluate this position in the future.  This dividend,  totaling  $9,102,  was paid on July 10,
2003.

4.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                       --------------------    -------------------
                                                         2004         2003        2004        2003
                                                       --------------------    -------------------
Numerator:

   Income from continuing operations                   $ 3,508     $ 2,890     $ 7,012     $ 4,925
                                                       =======     =======     =======     =======
Denominator:
   Basic -  weighted-average shares outstanding          9,112       9,023       9,105       9,026
   Dilutive effect of employee stock options             1,546       1,768       1,702       1,632
                                                       -------     -------     -------     -------
   Diluted - weighted-average shares outstanding        10,658      10,791      10,807      10,658
                                                       =======     =======     =======     =======
Basic earnings per share - continuing operations       $   .38     $   .32     $   .77     $   .55
                                                       =======     =======     =======     =======
Diluted earnings per share - continuing operations     $   .33     $   .27     $   .65     $   .46
                                                       =======     =======     =======     =======

Employee stock options to purchase 756 shares of the Company's  common stock for each of the three and six months  ended June 30, 2004 and 758 shares for each of the  three  and six  months  ended  June  30,  2003,  were not  included  in the computation of diluted  earnings per share in the respective  periods  presented because their effect would have been anti-dilutive.

5.      STOCK-BASED COMPENSATION

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
Compensation," to stock-based employee compensation.

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                              --------------------------    ------------------------
                                                  2004           2003           2004          2003
                                              ----------     ----------     ----------    ----------
Net income, as reported                       $    9,849     $    3,457     $   13,294    $   6,953

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects              (676)          (584)        (1,402)      (1,134)
                                              ----------     ----------     ----------    ----------
Pro forma net income                          $    9,173     $    2,873     $   11,892    $   5,819
                                              ==========     ==========     ==========    ==========

Earnings per share:
    Basic - as reported                       $     1.08     $      .38     $     1.46    $     .77
                                              ==========     ==========     ==========    ==========
    Basic - pro forma                         $     1.01     $      .32     $     1.31    $     .64
                                              ==========     ==========     ==========    ==========

    Diluted - as reported                     $      .92     $      .32     $     1.23    $     .65
                                              ==========     ==========     ==========    ==========
    Diluted - pro forma                       $      .88     $      .27     $     1.13    $     .56
                                              ==========     ==========     ==========    ==========

Pro forma  compensation  expense may not be indicative of pro forma  expenses in future periods.  For purposes of estimating the fair value of each option on the grant date, the Company utilized the Black-Scholes option pricing model.

6.      MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:
                                         GROSS          GROSS          FAIR
                                       UNREALIZED    UNREALIZED       MARKET
                             COST        GAINS         LOSSES         VALUE
                          --------     ----------    ----------    ----------
JUNE 30, 2004:
Available-for-sale:
    Equity securities     $ 33,734     $ 15,092      $   (152)     $ 48,674
    Bonds                    5,930         --            --           5,930
                          --------     --------      --------      --------
                          $ 39,664     $ 15,092      $   (152)     $ 54,604
                          ========     ========      ========      ========

DECEMBER 31, 2003:
Available-for-sale:
    Equity securities     $ 28,957     $ 13,763      $   (113)     $ 42,607
    Bonds                    7,005         --            --           7,005
                          --------     --------      --------      --------
                          $ 35,962     $ 13,763      $   (113)     $ 49,612
                          ========     ========      ========      ========

Included in  marketable  securities  at June 30, 2004 and  December 31, 2003 was
$37,592  and  $36,105,  respectively,  of  common  stock  at  fair  value,  in a publicly-traded company for which the Board Chairman is an executive officer and director and another Director of the Company is a director.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains included in the  determination  of net income are as follows:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                             -----------------------------
                                               2004                 2003
                                             --------           ----------
          Available-for-sale securities:
             Proceeds                        $11,186            $    --
             Gross realized gains                845                 --
          Trading securities:
             Proceeds                        $    --            $   884
             Gross realized gains                 --                 57

7.      INVENTORIES

The components of inventories are as follows:

                                             JUNE 30,         DECEMBER 31,
                                               2004              2003
                                            ---------         -------------
          Raw materials                      $1,864             $1,601
          Work in process                       450                411
          Finished goods                      1,221              2,143
                                             ------             ------
                                             $3,535             $4,155
                                             ======             ======

8.      REAL ESTATE

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

During the six months ended June 30, 2004, the Company  divested itself of three commercial  properties which had a net book value of $1,970 from its real estate investment  and  management  segment.  Two of  the  commercial  properties  were contributed  to  charitable  organizations  in the first  quarter  for a nominal amount. The aggregate proceeds from these transactions was $1,693 resulting in a loss of $167 on a net of tax basis.  In  addition,  the Company  sold one of its shopping centers during the second quarter of 2004 which had a net book value of
$328. Net proceeds from the sale were $10,994,  resulting in a gain of $6,400 on a net of tax basis.

The  results of  operations  for these  properties  for the three and six months ended June 30, 2004 and 2003 have been reclassified to discontinued  operations, on a net of tax basis, in accordance with SFAS No. 144. In addition,  the assets and  liabilities  associated  with these  properties  have been  reclassified to discontinued  operations in the Consolidated Balance Sheet at December 31, 2003.
These  amounts   primarily   consist  of  real  property,   net  of  accumulated
depreciation,  rents  receivable,  prepaid  or  accrued  charges,  and  mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                     ----------------------    -----------------------
                                       2004          2003        2004          2003
                                     ---------    ---------    ---------    ----------
Rental revenues from real estate     $    70      $   505      $   166      $ 1,055
   operations
Mortgage interest expense                 --           (2)          --          (10)
Depreciation expense                      --          (69)          --         (122)
Other operating expenses                 (79)         (93)        (149)        (157)
                                     --------     -------      -------      -------

(Loss) income from operations        $    (9)     $   341      $    17      $   766
                                     ========     =======      =======      =======

PROPERTIES HELD FOR SALE:
------------------------

As of June 30, 2004,  in  accordance  with the  provisions  of SFAS No. 144, the
Company  considered a total of five  commercial  properties from its real estate and  investment  management  segment  to  be  held  for  sale  and  reported  as discontinued operations.

In accordance with SFAS No. 144, the results of operations of these  properties, plus those properties  disposed of during 2004 and 2003, have been  reclassified to  discontinued  operations,  on a  net  of  tax  basis,  in  the  Consolidated
Statements  of Income for the three and six months ended June 30, 2004 and 2003.
In  addition,  the  assets and  liabilities  associated  with these  properties, primarily consisting of real property,  net of accumulated  depreciation,  rents receivable,  prepaid or accrued charges and mortgage  obligations,  if any, have been reclassified to discontinued  operations in the Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.

During  the  quarter  ended  June  30,  2004,  two of the  Company's  properties
previously   classified  as  held  for  sale  were  reclassified  to  continuing operations  after  the  Company  was  able to  negotiate  favorable  leases.  In accordance  with SFAS 144,  prior  periods have been  restated to include  these properties in continuing operations.

Summarized financial  information for properties held for sale and accounted for as discontinued operations, is as follows:

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                    --------------------   -------------------
                                      2004        2003      2004        2003
                                    --------    -------    -------    -------
Rental revenues from real estate     $ 240      $ 226      $ 433      $ 508
   operations
Mortgage interest                       --        (24)       (19)       (51)
Depreciation expense                   (23)       (23)       (46)       (46)
Other operating expenses              (168)      (198)      (304)      (312)
                                     -----      -----      -----      -----
Income (loss) from operations        $  49      $ (19)     $  64      $  99
                                     =====      =====      =====      =====

In July 2004,  the Company sold one of the commercial  properties  classified as held for sale for approximately $7,500, net of selling expenses.  The property's carrying value was approximately  $3,300 and will result in a net of tax gain of approximately $2,500 which will be included in the results for the third quarter of 2004.

9.      INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of:

                                                 JUNE 30,       DECEMBER 31,
                                                  2004             2003
                                               ---------        ------------

           Investment in hotel ventures (a)     $11,852           $11,843
           Lease financing (b)                    7,801             7,976
                                                -------           -------
                                                $19,653           $19,819
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

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in earnings  and cash  contributions  and  distributions.  The  Company's equity in earnings of these  hotel  ventures  was $151 and $10 for the three and six months  ended  June 30,  2004 and $174 and $287 for the three and six months ended June 30, 2003, respectively.

Summarized financial  information of the Hotel Venture and Quebec Venture are as follows:

                                                 JUNE 30,        DECEMBER 31,
      BALANCE SHEETS:                             2004               2003
      ---------------                            -------         -------------
          Current assets                         $ 4,024           $ 3,728
                                                 =======           =======
          Property, plant and equipment, net     $59,257           $61,008
                                                 =======           =======
          Other non-current assets               $   238           $   304
                                                 =======           =======
          Current liabilities                    $ 2,965           $ 3,267
                                                 =======           =======
          Long-term liabilities                  $29,194           $29,971
                                                 =======           =======
          Equity                                 $31,360           $31,802
                                                 =======           =======

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                    JUNE 30,                    JUNE 30,
                            ------------------------    -----------------------
                               2004           2003         2004         2003
                            ---------     ---------     ----------    ---------
OPERATING RESULTS:
       Revenues             $  6,345      $  6,010      $ 11,918      $  8,869
       Expenses               (5,968)       (5,615)      (11,894)       (8,248)
                            --------      --------      --------      --------
       Operating income     $    377      $    395      $     24      $    621
                            ========      ========      ========      ========

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

(b) Lease financing  consists of a 50% interest in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income  arising  from  this  investment  was $107 and $214 for the three and six months  ended June 30, 2004 and $123 and $245 for the three and six months ended
June  30,  2003,  respectively,   and  is  included  in  rental  income  in  the
Consolidated Statements of Income.

10.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments, such as short stock sales and put and/or call options, in the Consolidated  Financial  Statements at fair value  regardless  of the  purpose or intent for  holding  the  instrument.
Changes  in the fair  value  of  derivative  financial  instruments  are  either recognized  periodically in income or in stockholders'  equity as a component of accumulated  other  comprehensive  income  depending  on whether the  derivative financial  instrument  qualifies  for hedge  accounting,  and if so,  whether it qualifies  as a fair value or cash flow  hedge.  Generally,  changes in the fair value of  derivatives  accounted for as fair value hedges are recorded in income along with the  portions  of the  changes in the fair value of the hedged  items that  relate to the  hedged  risks.  Changes  in the fair  value of  derivatives accounted  for as cash flow hedges,  to the extent they are effective as hedges, are recorded in accumulated  other  comprehensive  income net of deferred taxes.
Changes in the fair value of  derivatives  not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options and enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or call options.  At June 30, 2004 and December 31, 2003,  the fair value of such  derivatives  was ($15)  and ($10)  respectively,  which is  recorded  as a component  of  accounts  payable  and accrued  liabilities  in the  Consolidated
Balance  Sheets.  These  instruments  do not  qualify for hedge  accounting  and therefore  changes in the derivatives  fair value are recognized in income.  The
Company  recognized ($7) and $982 in net realized and unrealized  (losses) gains from  derivative  instruments  for the six months  ended June 30, 2004 and 2003, respectively,  which  are  included  in other  income  and  expense,  net in the
Consolidated Statements of Income.

11.     RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (See Note 9).

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and Quebec Venture, are managed by Prime (See Note 9). Fees paid for the management of the Company's two hotel  properties are based upon a percentage of revenue  and were  approximately  $39 and $52 for the six months  ended June 30,
2004 and 2003, respectively.  Included in marketable securities at June 30, 2004 and December 31, 2003 was $37,592 and $36,105,  respectively, of common stock in
Prime which represents  approximately 7.9% of Prime's outstanding shares at both periods.

12.     COMMITMENTS AND CONTINGENCIES

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although it is not currently possible to estimate the range or amount of the ultimate liability,  the Company has approximately $11,000 recorded in other long-term  liabilities  as of June 30, 2004 and  December 31, 2003 to cover such matters.  In the opinion of  management,  this amount  should be  sufficient  to address  these  matters  and  amounts  needed in  excess,  if any,  will be paid gradually over a period of years.  Accordingly,  they should not have a material adverse  effect  upon the  business,  liquidity  or  financial  position  of the
Company. However, adverse decisions or events,  particularly as to the merits of the  Company's  factual  and legal  basis  could cause the Company to change its estimate of liability with respect to such matters in the future.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date.  At June 30, 2004 and December 31, 2003,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

13.     COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                              ----------------------     -----------------------
                                                                 2004         2003          2004         2003
                                                              ---------     --------     ---------     --------
Net income                                                    $  9,849      $  3,457     $ 13,294      $  6,953
Other comprehensive income, net of tax:
    Change in net unrealized gain (loss) on available for
      sale securities, net of tax (provision) benefit of
      $881, ($2,188), ($746) and $272, respectively             (1,635)        4,064        1,387          (504)

    Reclassification adjustment for net gains realized in
       net income, net of tax provision of $87 and $295,
       respectively                                               (162)          --          (548)           --
                                                              --------      --------     --------      --------

Comprehensive income                                          $  8,052      $  7,521     $ 14,133      $  6,449
                                                              ========      ========     ========      ========

Accumulated other comprehensive  income included as a component of stockholders'
equity at June 30, 2004 and December 31, 2003 consists of net  unrealized  gains on  available-for-sale  securities of $9,711 and $8,872,  which is net of $5,229 and $4,777 of taxes, respectively.

14.     BUSINESS SEGMENTS

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

Operating results of the Company's business segments are as follows:

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                              ----------------------      -----------------------
                                                2004          2003           2004         2003
                                              ---------     --------      ---------     ---------
Net revenues and sales:
    Real estate investment and management     $  5,398      $  5,907      $ 10,762      $ 11,407
    Engineered products                         10,178         8,326        19,468        16,482
                                              --------      --------      --------      --------
                                              $ 15,576      $ 14,233      $ 30,230      $ 27,889
                                              ========      ========      ========      ========
Operating income:
    Real estate investment and management     $  2,836      $  3,101      $  5,650      $  5,734
    Engineered products                          1,350           833         2,189         1,312
    General corporate expenses                    (649)         (929)       (1,414)       (1,615)
                                              --------      --------      --------      --------
                                                 3,537         3,005         6,425         5,431

Other income, net                                  708         1,316         2,609         2,170
                                              --------      --------      --------      --------

Income from continuing operations before
    income taxes                              $  4,245      $  4,321      $  9,034      $  7,601
                                              ========      ========      ========      ========

15.     PENSION PLAN

The Company  accounts for its defined  benefit  pension plan in accordance  with
Statement of Financial Accounting  Standards No. 87, "Employers'  Accounting for
Pensions"  ("SFAS No.  87"),  which  requires  that  amounts  recognized  in the financial  statements be determined on an actuarial basis. SFAS No. 87 generally reduces  the  volatility  of future  income  (expense)  from  changes in pension liability  discount rates and the performance of the pension plan's assets.  The
Company uses December 31 as the measurement date for its pension plan.

Net periodic pension expense consists of the following:

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                  ------------------   --------------------
                                   2004       2003       2004       2003
                                  -------   -------    -------   ---------
Service cost                      $ (71)     $ (67)     $(142)     $(133)
Interest cost                      (162)      (161)      (325)      (323)
Actual return on plan assets        (46)       953        119        904
Net amortization and deferral       249       (815)       228       (628)
                                  -----      -----      -----      -----
Net periodic pension expense      $ (30)     $ (90)     $(120)     $(180)
                                  =====      =====      =====      =====

The Company did not  contribute  to the pension plan during the six months ended
June 30,  2004 as the  plan is  overfunded.  The  Company  does  not  anticipate contributing to the plan in 2004.

16.     RECENT ACCOUNTING PRONOUNCEMENTS

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

17.     USE OF ESTIMATES

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net income  increased  $6,392 or 185% to $9,849 for the  quarter  ended June 30,
2004 from the comparable 2003 period. On a per basic share basis, net income was
$1.08 for the current  quarter  compared with $.38 for the same quarter of 2003.
Income  from  continuing  operations  during  this period was $3,508 or $.38 per basic  share  versus  $2,890 or $.32 per basic  share  during the same period in
2003,  representing a 21.4% increase.  Total revenues were $15,576 for the three months  ended June 30, 2004,  an increase of $1,343 or 9.4% from the  comparable
2003 period.

For the six months ended June 30, 2004, net income  increased $6,341 or 91.2% to
$13,294  from net income of $6,953 for the same  period of 2003.  On a per basic share basis, net income was $1.46 for the current six month period compared with
$.77 for the same period of 2003.  Income from continuing  operations during the six month  period  ended June 30,  2004 was $7,012 or $.77 per basic  share,  an increase  of  $2,087 or 42.4%  over the  comparable  prior  year  period.  Total revenues for the six months ended June 30, 2004 were $30,230,  up $2,341 or 8.4%
from the comparable 2003 period.

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from real estate operations decreased $509 or 8.6% to $5,398 for the three month  period  ended June 30, 2004 and $645 or 5.7% to $10,762 for the six month period ended June 30, 2004  compared to the  corresponding  periods in
2003.  These  decreases  are  primarily  attributable  to the  recognition  of a non-recurring  amount for back-rent during second quarter of 2003 and a decrease in hotel  operating  revenue.  Excluding the  non-recurring  adjustment for back rent, rental revenues from real estate increased slightly during both the second quarter and first half of 2004. Rental revenues from real estate operations does not include  revenue from  properties  classified as held for sale or those sold during 2004 and 2003,  as such results have been  reclassified  as  discontinued
operations in accordance with SFAS No.144.

Mortgage  interest expense  decreased $66 or 27.8% to $171 for the quarter ended
June 30, 2004, and $129 or 26.2% to $363 for the six months ended June 30, 2004, as compared to the  corresponding  periods in 2003. These decreases are a result of continuing mortgage amortization.  At June 30, 2004, the outstanding mortgage balance on the Company's  real estate  properties  had been reduced to less than
$10 million.

Depreciation  expense  associated with real properties held for rental decreased
$79 or 11.5% for the three  months ended June 30, 2004 and $176 or 12.7% for the six months  ended  June 30,  2004  compared  to the same  period in 2003.  These decreases are  primarily due to reduced  depreciation  expense  associated  with certain  properties  becoming  fully  depreciated in the current and prior year.
Depreciation  expense from property sales and  properties  held for sale in 2004 and 2003 has been  reclassified  as  discontinued  operations in accordance with
SFAS No.144.

Other  operating  expenses  associated  with the  management of real  properties decreased  $99 or 5.3% for the three months ended June 30, 2004 and $256 or 6.8%
for the six months ended June 30, 2004 compared to the same period in 2003.  The decrease for the three months ended June 30, 2004 is primarily  due to decreases in hotel  operating and legal expenses  partially  offset by an increase in real estate  taxes.  For the six month period  ended June 30,  2004,  the decrease is principally due to decreases in hotel operating, property maintenance,  payroll, and real estate tax expenses.

ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                        ---------------------   --------------------
                                          2004        2003        2004        2003
                                        --------    --------    --------    --------
Net sales                               $10,178     $ 8,326     $19,468     $16,482
Cost of sales                             7,103       5,820      13,784      11,880
Selling, general and administrative
   expenses                               1,725       1,673       3,495       3,290
                                        -------     -------     -------     -------
Operating income                        $ 1,350     $   833     $ 2,189     $ 1,312
                                        =======     =======     =======     =======

Net sales of the engineered products segment increased $1.9 million or 22.2% and
$3.0  million  or 18.1%  for the  three  and six  months  ended  June 30,  2004, respectively,  compared with the results of the corresponding 2003 period. These increases  primarily  result  from  increased  demand in three of the  Company's product lines- engineered components, automotive products and transformers which has been brought about through success of new value added applications, a strong worldwide  automotive market and a general increase in capital  spending,  which has been significantly reduced over the last few years.

Cost of sales as a percentage  of sales  declined  slightly in the three and six month  periods  ended June 30, 2004,  compared to the  corresponding  periods in
2003. Many factors contributed to these declines including the increase in sales of the product  lines,  noted above,  as each product line has  differing  gross margins.  In addition,  the results of the current year periods  include certain additional costs associated with the preparations and subsequent  negotiation of the Company's collective bargaining agreement which expired and was successfully renegotiated in February 2004.

Selling,  general and administrative expenses of the engineered products segment increased $52 or 3.1% and $205 or 6.2% for the second  quarter and first half of
2004,  respectively,  over the  comparable  2003  period.  These  increases  are primarily due to increases in payroll and payroll  related items and as a result of the increase in sales,  noted above.  These increases are partially offset by decreases in advertising expense and professional fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  for the three and six months ended June 30, 2004  decreased  $280 or
30.1% and $201 or 12.4%,  respectively,  compared to such expenses  incurred for the  comparable  2003  periods.  These  decreases  are  primarily  due to  lower compensation  and benefit  expenses,  pension related  expenses and professional fees.

OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   ----------------------    -----------------------
                                                     2004         2003         2004         2003
                                                   ---------   ----------    --------     ---------

Net gain on sale of available-for-sale
    securities                                     $   251      $    --      $   845      $    --
Net realized and unrealized gain on derivative
    instruments                                         (4)         667           (7)         982
Net realized gain on trading securities                 --           --           --           57
Gain on sale of other assets                            --           --          363           --
Equity in earnings of hotel ventures                   151          174           10          287
Net gain on sale of real estate assets                  --           11            1          152
Casualty insurance settlement                           --           --          831           --
Other, net                                              21           (7)          11           (4)
                                                   -------      -------      -------      -------
                                                   $   419      $   845      $ 2,054      $ 1,474
                                                   =======      =======      =======      =======

INCOME TAXES

The effective tax rate from continuing operations has been reduced for the three and six months ended June 30, 2004 from that of the  comparable  periods in 2003 as a result of tax benefits from the donation of certain properties to qualified organizations which are being recognized ratably over the current year.

DISCONTINUED OPERATIONS

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued  operations was $25 and $49 on a net of tax basis for the three and six  months  ended June 30,  2004,  respectively,  versus  $193 and $519 for the comparable  2003 periods.  Prior year amounts have been  reclassified to reflect results of operations of real  properties  held for sale as of June 30, 2004, or disposed of during 2004 and 2003, as discontinued  operations.  Net gains on the disposal of real estate assets  accounted for as  discontinued  operations  were
$6,316 and $6,233 for the three and six months  ended June 30, 2004 and $374 and
$1,509 for the three and six months ended June 30, 2003, on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced a net cash inflow from operations of $4,462 for the six months ended June 30, 2004 versus $4,841 for the six months ended June 30, 2003.
The $379  decrease in operating  cash flow  primarily  resulted  from changes in working  capital  partially  offset by an increase in income from operations and lower proceeds from the sale of trading securities.

Net cash provided by investing  activities  decreased  $1,875 for the six months ended June 30, 2004 compared with the same period in 2003.  Several  significant changes  occurred  between  the two periods as a result of the timing of certain transactions,  particularly  the purchase or sale of the marketable  securities, real estate and other assets as well as from  distributions  from the  Company's investments in joint ventures.  The components of these changes are set forth in detail in the Consolidated Statement of Cash Flows.

Net cash used in  financing  activities  was $1.5  million  during  both the six months  ended  June  30,  2004  and  2003.  These  uses of cash  were  primarily attributable  to debt  reduction  partially  offset  by cash  proceeds  from the exercise of stock options.  In addition,  during 2003, the Company used cash for the purchase and retirement of the Company's common stock.

At June 30, 2004, the Company's cash and  marketable  securities  totaled $125.7 million and working  capital was $110.7 million  compared to cash and marketable securities  of $108.8  million and working  capital of $96.1 million at December
31,  2003.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital  along with the $80.0 million of availability on the revolving credit facility, discussed below, puts the Company in an opportune  position to fund  acquisitions  and grow its portfolio,  if and when attractive long-term opportunities become available.

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
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent  balances and other interest bearing  investments.  Although interest rates have begun to rise over the past couple of months, given the level of cash and other interest  bearing  investments  held by the Company and the decline in
U.S.  interest  rates over the past several years,  the Company's  earnings have been negatively impacted.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for an $80.0  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December 31, 2005.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable securities,  as defined. At June 30, 2004 eligibility under the Revolver was $80.0 million, based upon the above terms and there were no  amounts  outstanding  under the  Revolver.  The credit  agreement
contains  certain  financial  and  restrictive   covenants,   including  minimum
consolidated  equity,  interest  coverage,  debt  service  coverage  and capital expenditures (other than for real estate), and limitations on indebtedness.  The
Company  was in  compliance  with all  covenants  at June 30,  2004.  The credit agreement also contains  provisions  which allow the banks to perfect a security interest in certain  operating and real estate assets in the event of a default, as  defined in the  credit  agreement.  Borrowings  under the  Revolver,  at the
Company's  option,  bear  interest at the bank's  prime  lending  rate or at the
London  Interbank  Offered Rate ("LIBOR") (1.36% at June 30, 2004) plus 2.0% for non-cash collateralized borrowings and 1.0% for cash collateralized borrowings.

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

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation,  remediation and administrative cost associated therewith. See Note 12 of Notes to Consolidated Financial Statements for further discussion of this matter.  The Company is subject to various other  litigation, legal  regulatory and tax matters that arise in the ordinary  course of business activities.  When  management  believes it is probable that a liability has been incurred and such amounts are  reasonably  estimable,  the Company  provides for amounts  that  include  judgments  and  penalties  that may be  assessed.  These liabilities are usually included in accounts payable and accrued  liabilities or other long-term liabilities in the Consolidated Financial Statements,  depending on the anticipated payment date. None of these matters are expected to result in a material adverse effect on the Company's  consolidated  financial  position or results of operations.

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

Refer to the  Company's  2003 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived  assets and pension plans.  During the six months ended June 30, 2004, there were no material changes to these policies.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

See Note 10 of Notes to  Consolidated  Financial  Statements for a discussion of derivative  financial activity since December 31, 2003. There have been no other material  changes  in  quantitative  and  qualitative  market  risks  from those disclosed in item 7A of the  Company's  Annual  Report on form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2004,  the Company held its Annual Meeting of  Stockholders,  whereby the stockholders voted to elect Directors as follows:

                                           FOR                  WITHHELD
                                      --------------          ------------
               A.F. Petrocelli           8,442,163              327,507
               Howard M. Lorber          8,597,264              172,406
               Robert M. Mann            8,610,400              159,270
               Anthony J. Miceli         8,441,363              328,307
               Arnold S. Penner          8,593,110              176,560

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

                                       UNITED CAPITAL CORP.

Dated:  August 2, 2004                 By: /s/Anthony J. Miceli
                                           ---------------------------------------
                                           Anthony J. Miceli
                                           Vice President, Chief Financial Officer
                                           and Secretary of the Company

