Form 10-Q
period 2004-09-30
UNITED CAPITAL CORP /DE/
filed 2004-11-10
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 For the quarterly period ended SEPTEMBER 30, 2004

                         COMMISSION FILE NUMBER: 1-10104
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

                                  516-466-6464
              (Registrant's telephone number, including area code)

                                       N/A
     ---------------------------------------------------------------------
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

The registrant had 9,130,142 shares of common stock, $.10 par value, outstanding as of November 8, 2004.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as
         of September 30, 2004 (Unaudited) and December 31, 2003...............3

         Consolidated Statements of Income for the
         Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)...4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2004 and 2003 (Unaudited)...........5-6

         Notes to Consolidated Financial Statements (Unaudited).............7-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................15-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
         MARKET RISK..........................................................19

ITEM 4.  CONTROLS AND PROCEDURES..............................................20

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES....................................................................20

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2004          2003
                                                                   -------------  ------------
                                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $ 87,133     $ 59,210
   Marketable securities                                                59,472       49,612
   Notes and accounts receivable, net                                    7,152        6,434
   Inventories                                                           3,902        4,155
   Prepaid expenses and other current assets                               657          961
   Current assets of discontinued operations                                --           86
                                                                      --------     --------

      TOTAL CURRENT ASSETS                                             158,316      120,458
                                                                      --------     --------

Property, plant and equipment, net                                       2,553        3,098
Real property held for rental, net                                      32,204       33,120
Investments in joint ventures                                           19,341       19,819
Noncurrent notes receivable                                              4,538        2,862
Other assets                                                             1,946        3,194
Noncurrent assets of discontinued operations                               950        7,163
                                                                      --------     --------

      TOTAL ASSETS                                                    $219,848     $189,714
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                               $  2,616     $  2,938
   Accounts payable and accrued liabilities                             12,719        9,178
   Income taxes payable                                                  9,411        7,270
   Deferred income taxes                                                 6,272        3,947
   Current liabilities of discontinued operations                           11        1,074
                                                                      --------     --------

      TOTAL CURRENT LIABILITIES                                         31,029       24,407
                                                                      --------     --------
Long-term debt                                                           6,461        8,459
Other long-term liabilities                                             30,491       30,848
Deferred income taxes                                                    1,443        1,783
                                                                      --------     --------
      TOTAL LIABILITIES                                                 69,424       65,497
                                                                      --------     --------
Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,120 and 9,092 shares, respectively          912          909
   Retained earnings                                                   136,039      114,436
   Accumulated other comprehensive income, net of tax                   13,473        8,872
                                                                      --------     --------

      TOTAL STOCKHOLDERS' EQUITY                                       150,424      124,217
                                                                      --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $219,848     $189,714
                                                                      ========     ========

The  accompanying  Notes  to  Consolidated  Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                ----------------------      ----------------------
                                                                   2004         2003          2004           2003
                                                                --------      --------      --------      --------
REVENUES:
    Net sales                                                   $  9,285      $  8,599      $ 28,753      $ 25,081
    Rental revenues from real estate operations                    5,673         5,401        16,348        16,726
                                                                --------      --------      --------      --------
          Total revenues                                          14,958        14,000        45,101        41,807
                                                                --------      --------      --------      --------
COSTS AND EXPENSES:
    Cost of sales                                                  6,393         5,849        20,177        17,729
    Real estate operations:
       Mortgage interest expense                                     155           228           518           721
       Depreciation expense                                          657           708         1,852         2,094
       Other operating expenses                                    2,021         1,989         5,550         5,832
    General and administrative expenses                            1,472         1,588         4,420         4,753
    Selling expenses                                               1,001           913         2,962         2,653
                                                                --------      --------      --------      --------
          Total costs and expenses                                11,699        11,275        35,479        33,782
                                                                --------      --------      --------      --------
          Operating income                                         3,259         2,725         9,622         8,025
                                                                --------      --------      --------      --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                     492           445         1,276         1,360
    Interest expense                                                (111)         (110)         (340)         (329)
    Other income and expense, net                                     27           572         2,081         2,046
                                                                --------      --------      --------      --------
          Total other income                                         408           907         3,017         3,077
                                                                --------      --------      --------      --------

Income from continuing operations before income taxes              3,667         3,632        12,639        11,102

Provision for income taxes                                           501         1,140         2,498         3,764
                                                                --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS                                  3,166         2,492        10,141         7,338
                                                                --------      --------      --------      --------

DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of income
       taxes of $35, $88, $92 and $486, respectively                  51           132           137           730
    Net gain on disposal of discontinued operations, net of
       income taxes of $3,251, $225, $7,407 and $1,231,
       respectively                                                4,877           336        11,110         1,845
                                                                --------      --------      --------      --------
INCOME FROM DISCONTINUED OPERATIONS                                4,928           468        11,247         2,575
                                                                --------      --------      --------      --------

NET INCOME                                                      $  8,094      $  2,960      $ 21,388      $  9,913
                                                                ========      ========      ========      ========
BASIC EARNINGS PER SHARE:
    Income from continuing operations                           $    .35      $    .28      $   1.11      $    .81
    Income from discontinued operations                              .54           .05          1.24           .28
                                                                --------      --------      --------      --------
    NET INCOME PER SHARE                                        $    .89      $    .33      $   2.35      $   1.09
                                                                ========      ========      ========      ========
DILUTED EARNINGS PER SHARE:
    Income from continuing operations                           $    .30      $    .23      $    .94      $    .69
    Income from discontinued operations                              .46           .04          1.05           .24
                                                                --------      --------      --------      --------
    NET INCOME PER SHARE ASSUMING DILUTION                      $    .76      $    .27      $   1.99      $    .93
                                                                ========      ========      ========      ========

CASH DIVIDENDS PER SHARE                                        $     --      $     --      $     --      $   1.00
                                                                ========      ========      ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                             September 30,
                                                                         ----------------------
                                                                           2004           2003
                                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 21,388      $  9,913
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                      2,563         2,723
         Net gain on sale of available-for-sale securities                   (850)          (36)
         Gain on sale of other assets                                        (363)           --
         Net gain on sale of real estate assets                                (2)         (152)
         Equity in earnings of joint ventures                                (105)       (1,088)
         Net gain on disposal of discontinued operations, net of tax      (11,110)       (1,845)
         Net realized and unrealized gain on derivative instruments          (146)       (1,096)
         Proceeds from sale of trading securities                              --           884
         Net realized gain on trading securities                               --           (57)
         Changes in assets and liabilities:
            Notes and accounts receivable, net                               (674)       (1,368)
            Inventories                                                       253          (237)
            Prepaid expenses and other current assets                         304           321
            Deferred income taxes                                            (493)         (809)
            Other assets                                                      228           354
            Accounts payable and accrued liabilities                        2,911           644
            Income taxes payable                                           (5,266)        1,074
            Other long-term liabilities                                      (357)          401
            Discontinued operations - noncash charges and
               working capital changes                                       (898)         (726)
                                                                         --------      --------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES              7,383         8,900
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                              (19,342)       (7,062)
   Proceeds from sale of available-for-sale securities                     17,411           179
   Proceeds from sale of other assets                                       1,363            --
   Proceeds from sale of real estate assets                                23,855         7,523
   Purchase of derivative instruments                                         (13)           --
   Proceeds from sale of derivative instruments                               789         1,584
   Purchase of notes receivable                                            (1,000)           --
   Acquisition of property, plant and equipment                              (146)         (229)
   Principal payments on notes receivable                                      78            70
   Acquisition of/additions to real estate assets                            (936)         (200)
   Investments in joint ventures, net                                          --          (256)
   Distributions from joint ventures                                          583        12,724
                                                                         --------      --------

                     NET CASH PROVIDED BY INVESTING ACTIVITIES             22,642        14,333
                                                                         --------      --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     ----------------------
                                                                                         2004         2003
                                                                                     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage commitments, notes and loans                         (2,320)       (2,419)
   Purchase and retirement of common shares                                                --        (1,189)
   Proceeds from exercise of stock options                                                218           841
   Dividends paid                                                                          --        (9,102)
                                                                                     --------      --------

                     NET CASH USED IN FINANCING ACTIVITIES                             (2,102)      (11,869)
                                                                                     --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              27,923        11,364

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         59,210        48,893
                                                                                     --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 87,133      $ 60,257
                                                                                     ========      ========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

            Interest                                                                 $    777      $  1,008
                                                                                     ========      ========

            Taxes                                                                    $  8,377      $  3,372
                                                                                     ========      ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of note receivable in connection with sale of real property              $    800      $     --
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

2.  STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce retained earnings. Future proceeds from the issuance  of common  stock in excess of par value will be  credited  to retained
earnings  until  such  time  that  previously   recorded  reductions  have  been
recovered.  During  the nine  months  ended  September  30,  2003,  the  Company purchased  and retired 66 shares of the Company's  common stock for $1,189.  The
Company has not purchased any shares of the Company's  common stock during 2004.
Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to  available  resources.  During the nine  months  ended
September 30, 2004 and 2003, the Company received proceeds of $218 and $841 from the exercise of 28 and 107 stock options, respectively.

3.  DIVIDENDS

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time cash dividend of $1.00 per common share to all  stockholders  of record as of June 20, 2003. The  declaration of such dividend was within the discretion of the Board of Directors.  While the Company does not  currently  expect to pay additional dividends in the future, the Board of Directors could reevaluate this position in the future.  This dividend,  totaling  $9,102,  was paid on July 10,
2003.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------     -------------------
                                                         2004        2003        2004        2003
                                                       -------     -------     -------     -------
Numerator:
    Income from continuing operations                  $ 3,166     $ 2,492     $10,141     $ 7,338
                                                       =======     =======     =======     =======

Denominator:
    Basic - weighted-average shares outstanding          9,118       9,096       9,109       9,050
    Dilutive effect of employee stock options            1,558       1,685       1,654       1,649
                                                       -------     -------     -------     -------
    Diluted - weighted-average shares outstanding       10,676      10,781      10,763      10,699
                                                       =======     =======     =======     =======

Basic earnings per share - continuing operations       $   .35     $   .28     $  1.11     $   .81
                                                       =======     =======     =======     =======
Diluted earnings per share - continuing operations     $   .30     $   .23     $   .94     $   .69
                                                       =======     =======     =======     =======

Employee stock options to purchase 756 shares of the Company's  common stock for each of the three and nine months  ended  September  30, 2004 and 758 shares for each of the three and nine months ended September 30, 2003, were not included in the  computation  of  diluted  earnings  per  share  in the  respective  periods presented because their effect would have been anti-dilutive.

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
Compensation," to stock-based employee compensation.

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                 SEPTEMBER 30,
                                        ---------------------------------------     ---------------------------------------
                                              2004                   2003                 2004                      2003
                                        -----------------     -----------------     -----------------         -------------
Net income, as reported                 $           8,094     $           2,960     $          21,388         $       9,913
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                                      (497)                 (726)               (1,899)               (1,860)
                                        -----------------     -----------------     -----------------             ---------
Pro forma net income                    $           7,597     $           2,234     $          19,489         $       8,053
                                        =================     =================     =================             =========

Earnings per share:

    Basic - as reported                 $             .89     $             .33     $            2.35             $    1.09
                                        =================     =================     =================             =========
    Basic - pro forma                   $             .83     $             .25     $            2.14             $     .89
                                        =================     =================     =================             =========

    Diluted - as reported               $             .76     $             .27     $            1.99             $     .93
                                        =================     =================     =================             =========
    Diluted - pro forma                 $             .73     $             .22     $            1.85             $     .78
                                        =================     =================     =================             =========

Pro forma  compensation  expense may not be indicative of pro forma  expenses in future periods.  For purposes of estimating the fair value of each option on the grant date, the Company utilized the Black-Scholes option pricing model.

6.   MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                         GROSS         GROSS          FAIR
                                       UNREALIZED    UNREALIZED      MARKET
                            COST         GAINS         LOSSES         VALUE
                          --------     --------      --------      --------
SEPTEMBER 30, 2004:
-------------------
Available-for-sale:
    Equity securities     $ 38,738     $ 21,085      $   (356)     $ 59,467
    Bonds                        5           --            --             5
                          --------     --------      --------      --------
                          $ 38,743     $ 21,085      $   (356)     $ 59,472
                          ========     ========      ========      ========

DECEMBER 31, 2003:
------------------
Available-for-sale:
    Equity securities     $ 28,957     $ 13,763      $   (113)     $ 42,607
    Bonds                    7,005           --            --         7,005
                          --------     --------      --------      --------
                          $ 35,962     $ 13,763      $   (113)     $ 49,612
                          ========     ========      ========      ========

Included in  marketable  securities  at September 30, 2004 and December 31, 2003 was $43,078  and  $36,105,  respectively,  of common  stock at fair value,  in a publicly-traded  company for which the Board  Chairman was an executive  officer and  director and another  Director of the Company was a director  (See Notes 11 and 16).

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains included in the  determination  of net income are as follows:

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ------------------------
                                                          2004             2003
                                                        -------          -------

                   Available-for-sale securities:
                    Proceeds                             $17,411          $  179
                    Gross realized gains                     850              36
                   Trading securities:
                    Proceeds                             $    --          $  884
                    Gross realized gains                      --              57

7.  INVENTORIES

The components of inventories are as follows:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         2004              2003
                                                     -------------     ------------

                Raw materials                            $2,218           $1,601
                Work in process                             419              411
                Finished goods                            1,265            2,143
                                                         ------           ------
                                                         $3,902           $4,155
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

During the nine months ended September 30, 2004, the Company  divested itself of five  commercial  properties  which had a net book value of $5,274 from its real
estate  investment  and  management  segment.   The  cash  proceeds  from  these
transactions  were $8,712.  In addition,  the Company  received an $800 purchase money  mortgage in  connection  with the sale of one of these  properties.  This resulted  in a gain  of  $2,542  on a net of tax  basis.  Two of the  commercial properties were contributed to charitable organizations in the first quarter for a nominal amount.  In addition,  the Company sold three of its shopping  centers and retail  outlets which had a net book value of $860.  The aggregate  proceeds from these transactions were $15,139,  resulting in a gain of $8,568 on a net of tax basis.

The results of  operations  for these  properties  for the three and nine months ended  September  30,  2004 and 2003  have  been  reclassified  to  discontinued
operations, on a net of tax basis, in accordance with SFAS No. 144. In addition,
the  assets  and  liabilities   associated  with  these   properties  have  been
reclassified to  discontinued  operations in the  Consolidated  Balance Sheet at
December 31, 2003.  These amounts  primarily  consist of real  property,  net of accumulated  depreciation,  rents  receivable,  prepaid or accrued charges,  and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                --------------------      --------------------
                                                  2004         2003         2004          2003
                                                -------      -------      -------      -------

Rental revenues from real estate operations     $   148      $   492      $   747      $ 2,055
Mortgage interest expense                            --          (23)         (19)         (84)
Depreciation expense                                 --          (73)         (46)        (225)
Other operating expenses                            (55)        (205)        (507)        (621)
                                                -------      -------      -------      -------

Income from operations                          $    93      $   191      $   175      $ 1,125
                                                =======      =======      =======      =======

PROPERTIES HELD FOR SALE:

As of September 30, 2004, in accordance with the provisions of SFAS No. 144, the
Company  considered a total of three commercial  properties from its real estate and  investment  management  segment  to  be  held  for  sale  and  reported  as discontinued operations.

In accordance with SFAS No. 144, the results of operations of these  properties, plus those properties  disposed of during 2004 and 2003, have been  reclassified to  discontinued  operations,  on a  net  of  tax  basis,  in  the  Consolidated
Statements of Income for the three and nine months ended  September 30, 2004 and
2003. In addition,  the assets and liabilities associated with these properties, primarily consisting of real property,  net of accumulated  depreciation,  rents receivable,  prepaid or accrued charges and mortgage  obligations,  if any, have been reclassified to discontinued  operations in the Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

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

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   -----------------
                                           2004      2003      2004         2003
                                           ----      ----      ----         ----

Rental revenues from real estate         $  18      $  44      $ 105      $ 126
   operations
Mortgage interest                           --         --         --         --
Depreciation expense                       (10)       (10)       (30)       (30)
Other operating expenses                   (15)        (4)       (21)        (5)
                                         -----      -----      -----      -----

(Loss) income from operations            $  (7)     $  30      $  54      $  91
                                         =====      =====      =====      =====

9.  INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                    2004               2003
                                                ------------      --------------
          Investment in hotel ventures (a)      $     11,627      $       11,843
          Lease financing (b)                          7,714               7,976
                                                ------------      --------------
                                                $     19,341      $       19,819
                                                ============      ==============

(a) In December  2002,  the Company  purchased a 50% interest in a joint venture
(the  "Hotel  Venture")  for  $23,128  together  with  Prime  Hospitality  Corp.
("Prime"), a publicly-traded  company for which the Company's Board Chairman was an  executive  officer and  director  and another  Director of the Company was a director  (See Note 16).  The Hotel  Venture  owns and  operates  a hotel in New
Jersey.  In March 2003,  the  Company and Prime each sold a 10%  interest in the
Hotel Venture to an unrelated third party, at cost.

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
In July 2003, the Quebec Venture entered into an $8,200 (Canadian) mortgage loan with a Canadian bank,  secured by the underlying hotel. The proceeds of the loan were  distributed to the partners of the Quebec Venture based on their ownership interest, thereby reducing their respective investment.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in earnings  and cash  contributions  and  distributions.  The  Company's equity in (losses)  earnings of these hotel  ventures  was ($226) and ($216) for the three and nine  months  ended  September  30, 2004 and $433 and $720 for the three and nine months ended September 30, 2003, respectively.

Summarized financial  information of the Hotel Venture and Quebec Venture are as follows:

                                                       SEPTEMBER 30,   DECEMBER 31,
BALANCE SHEETS:                                           2004             2003
---------------                                        ------------    -----------

  Current assets                                         $ 3,337         $ 3,728
                                                         =======         =======
  Property, plant and equipment, net                     $59,681         $61,008
                                                         =======         =======
  Other non-current assets                               $   206         $   304
                                                         =======         =======
  Current liabilities                                    $ 2,768         $ 3,267
                                                         =======         =======
  Long-term liabilities                                  $29,334         $29,971
                                                         =======         =======
  Equity                                                 $31,122         $31,802
                                                         =======         =======

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                             ----------------------      ----------------------
OPERATING RESULTS:              2004          2003         2004           2003
------------------           --------      --------      --------      --------

  Revenues                   $  6,264      $  7,062      $ 18,182      $ 15,931
  Expenses                     (6,827)       (5,979)      (18,721)      (14,227)
                             --------      --------      --------      --------
  Operating (loss) income    $   (563)     $  1,083      $   (539)     $  1,704
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

(b) Lease financing  consists of a 50% interest in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income  arising  from this  investment  was $107 and $321 for the three and nine months ended  September 30, 2004 and $123 and $368 for the three and nine months ended September 30, 2003, respectively,  and is included in rental income in the
Consolidated Statements of Income.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments,  such as put and/or call options, in the Consolidated  Financial Statements at fair value regardless of the purpose or intent for holding the  instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in  stockholders'  equity as a component of accumulated  other  comprehensive income depending on whether the derivative  financial  instrument  qualifies for hedge  accounting,  and if so, whether it qualifies as a fair value or cash flow hedge. Generally, changes in the fair value of derivatives accounted for as fair value  hedges are  recorded in income  along with the portions of the changes in the fair value of the hedged items that relate to the hedged  risks.  Changes in the fair value of derivatives  accounted for as cash flow hedges,  to the extent they are effective as hedges,  are recorded in accumulated  other  comprehensive income net of  deferred  taxes.  Changes in the fair  value of  derivatives  not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options and enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or call options. At September 30, 2004 and December 31, 2003, the fair value of such derivatives was ($651) and ($10),  respectively,  which is recorded as a component  of  accounts  payable  and accrued  liabilities  in the  Consolidated
Balance  Sheets.  These  instruments  do not  qualify for hedge  accounting  and therefore  changes in the derivatives  fair value are recognized in income.  The
Company  recognized  $146 and $1,096 in net realized and  unrealized  gains from derivative  instruments  for the nine months ended  September 30, 2004 and 2003, respectively,  which  are  included  in other  income  and  expense,  net in the
Consolidated Statements of Income.

11.  RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (See Note 9).

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and Quebec Venture, are managed by Prime (See Note 9). Fees paid for the management of the Company's two hotel  properties are based upon a percentage of revenue and were  approximately  $68 and $78 for the nine months ended September
30, 2004 and 2003, respectively.  Included in marketable securities at September
30, 2004 and December 31, 2003 was $43,078 and $36,105,  respectively, of common stock in Prime which represents approximately 7.9% of Prime's outstanding shares at both periods.  In October 2004, the  shareholders  of Prime approved a merger with an affiliate of The Blackstone Group whereby the affiliate  acquired all of the  outstanding  shares of Prime in  exchange  for  $12.25  per  common  share.
Accordingly,  the Company's shares in Prime were sold,  resulting in proceeds of approximately  $43.4 million and a gain of approximately  $19 million which will be included in the Company's  results for the fourth quarter of 2004.  Effective with the  merger,  the Board  Chairman  and the other  Director  resigned  their positions with Prime (See Note 16).

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although it is not currently possible to estimate the range or amount of the ultimate liability,  the Company had approximately $11,000 recorded in other long-term  liabilities  as of September  30, 2004 and December 31, 2003 to cover such matters. In the opinion of management,  this amount should be sufficient to address  these  matters  and  amounts  needed in  excess,  if any,  will be paid gradually over a period of years.  Accordingly,  they should not have a material adverse  effect  upon the  business,  liquidity  or  financial  position  of the
Company. However, adverse decisions or events,  particularly as to the merits of the  Company's  factual  and legal  basis  could cause the Company to change its estimate of liability with respect to such matters in the future.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At September  30, 2004 and  December 31, 2003,  the
Company  had  approximately  $20,000  recorded  in other  long-term  liabilities relating to such  matters.  None of these  matters  are  expected to result in a material  adverse  effect on the Company's  consolidated  financial  position or results of operations.

13.  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                      ----------------------      ----------------------
                                                                          2004         2003         2004           2003
                                                                      --------      --------      --------      --------
Net income                                                            $  8,094      $  2,960      $ 21,388      $  9,913
Other comprehensive income, net of tax:
    Change in net unrealized gain (loss) on available for sale securities, net of tax provision of $2,027, $2,790, $2,773
       and $2,518, respectively                                          3,766         5,181         5,153         4,677

    Reclassification adjustment for net gains realized in net
       income, net of tax provision of $2, $13, $297 and $13,
       respectively                                                         (3)          (23)         (551)          (23)
                                                                      --------      --------      --------      --------

Comprehensive income                                                  $ 11,857      $  8,118      $ 25,990      $ 14,567
                                                                      ========      ========      ========      ========

Accumulated other comprehensive  income included as a component of stockholders'
equity at September  30, 2004 and December 31, 2003  consists of net  unrealized gains on  available-for-sale  securities of $13,473 and $8,872,  which is net of
$7,255 and $4,777 of taxes, respectively.

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

Operating results of the Company's business segments are as follows:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                              ----------------------      ----------------------
                                                 2004         2003          2004           2003
                                              --------      --------      --------      --------

Net revenues and sales:
    Real estate investment and management     $  5,673      $  5,401      $ 16,348      $ 16,726
    Engineered products                          9,285         8,599        28,753        25,081
                                              --------      --------      --------      --------
                                              $ 14,958      $ 14,000      $ 45,101      $ 41,807
                                              ========      ========      ========      ========

Operating income:
    Real estate investment and management     $  2,840      $  2,476      $  8,428      $  8,079
    Engineered products                          1,098         1,009         3,287         2,323
    General corporate expenses                    (679)         (760)       (2,093)       (2,377)
                                              --------      --------      --------      --------
                                                 3,259         2,725         9,622         8,025

Other income, net                                  408           907         3,017         3,077
                                              --------      --------      --------      --------

Income from continuing operations before
    income taxes                              $  3,667      $  3,632      $ 12,639      $ 11,102
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

Net periodic pension expense consists of the following:

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                  --------------------      --------------------
                                    2004         2003          2004         2003
                                  -------      -------      -------      -------
Service cost                      $   (71)     $   (66)     $  (213)     $  (199)
Interest cost                        (163)        (162)        (488)        (485)
Actual return on plan assets         (118)         157            1        1,061
Net amortization and deferral         322          (19)         550         (647)
                                  -------      -------      -------      -------
Net periodic pension expense      $   (30)     $   (90)     $  (150)     $  (270)
                                  =======      =======      =======      =======

The Company did not  contribute to the pension plan during the nine months ended
September 30, 2004 as the plan is  overfunded.  The Company does not  anticipate contributing to the plan during the remainder of 2004.

16.  SUBSEQUENT EVENTS

In October 2004, the  shareholders  of Prime approved a merger with an affiliate of The Blackstone  Group whereby the affiliate  acquired all of the  outstanding shares of Prime in  exchange  for  $12.25  per common  share.  Accordingly,  the
Company's  shares in Prime were sold,  resulting  in proceeds  of  approximately
$43.4 million and a gain of approximately  $19 million which will be included in the Company's results for the fourth quarter of 2004.

17.  RECENT ACCOUNTING PRONOUNCEMENTS

In  December  2003,  the FASB issued SFAS  No.132  (Revised  2003),  "Employers'
Disclosures about Pensions and Other Postretirement  Benefits" ("FAS No. 132R").
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

18.  USE OF ESTIMATES

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

19.  RECLASSIFICATIONS

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the quarter ended September 30, 2004 was $8,094 or $.89 per basic share, an increase of 173% over net income of $2,960 or $.33 per basic share for the comparable quarter of 2003. Income from continuing  operations increased 27%
to $3,166 or $.35 per basic share for the third quarter of 2004 versus $2,492 or
$.28 per basic share for the same period of 2003.  Total  revenues  were $14,958 for the three months ended  September 30, 2004, an increase of $958 or 6.8% from the comparable 2003 period.

Net income for the nine months ended September 30, 2004 was $21,388 or $2.35 per basic share versus  $9,913 or $1.09 per basic share for the same period in 2003, a 116%  increase.  Income  from  continuing  operations  during  this period was
$10,141  or $1.11  per  basic  share,  an  increase  of  $2,803  or 38% over the comparable prior year period. Total revenues for the nine months ended September
30, 2004 were $45,101,  an increase of $3,294 or 7.9% from the  comparable  2003 period.

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from real estate operations increased $272 or 5.0% to $5,673 for the quarter ended  September 30, 2004 and decreased  $378 or 2.3% to $16,348 for the nine month period ended  September  30, 2004  compared to the  corresponding periods  in  2003.  The  increase  for  the  quarter  is  primarily  due  to the recognition  of  non-recurring  transactions,  scheduled  rent  increases and an increase in hotel operating  revenue.  For the nine month period ended September
30,  2004,  the  decrease  is  primarily  attributable  to a  decrease  in hotel
operating  revenue  and  reduced  recognition  of  non-recurring   transactions,
partially  offset by scheduled rent increases.  Rental revenues from real estate operations does not include revenue from properties  classified as held for sale or those sold during 2004 and 2003,  as such results have been  reclassified  as discontinued operations in accordance with SFAS No.144.

Mortgage  interest expense  decreased $73 or 32.0% to $155 for the quarter ended
September  30,  2004,  and  $203 or 28.2%  to $518  for the  nine  months  ended
September  30,  2004,  compared  to the  corresponding  periods  in 2003.  These decreases are a result of  continuing  mortgage  amortization.  At September 30,
2004, the outstanding  mortgage balance on the Company's real estate  properties was reduced to $9.1 million.

Depreciation  expense  associated with real properties held for rental decreased
$51 or 7.2% for the three months ended  September 30, 2004 and $242 or 11.6% for the nine months ended  September  30, 2004 compared to the same periods in 2003.
These  decreases are primarily due to reduced  depreciation  expense  associated with certain  properties  becoming  fully  depreciated  in the current and prior year.  Depreciation  expense from property sales and properties held for sale in
2004 and 2003 has been  reclassified  as  discontinued  operations in accordance with SFAS No.144.

Other  operating  expenses  associated  with the  management of real  properties increased  $32 or 1.6%  for the  three  months  ended  September  30,  2004  and decreased  $282 or 4.8% for the nine months ended June 30, 2004  compared to the same periods in 2003. The increase for the three months ended September 30, 2004 is primarily due to increases in hotel  operating and legal  expenses  partially offset by decreases in broker and property  maintenance  expenses.  For the nine month  period ended  September  30, 2004,  the  decrease is  principally  due to decreases in hotel operating and property maintenance expenses.

ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        ----------------------      ----------------------
                                           2004          2003          2004          2003
                                        --------      --------      --------      --------

Net sales                               $  9,285      $  8,599      $ 28,753      $ 25,081
Cost of sales                             (6,393)       (5,849)      (20,177)      (17,729)
Selling, general and administrative
   expenses                               (1,794)       (1,741)       (5,289)       (5,029)
                                        --------      --------      --------      --------
Operating income                        $  1,098      $  1,009      $  3,287      $  2,323
                                        ========      ========      ========      ========

Net sales of the  engineered  products  segment  increased  $686 or 8.0% for the three months ended  September  30, 2004,  compared  with the same period in 2003 primarily as a result of increased demand for the Company's  transformer product line.  On a  year-to-date  basis,  sales from this  segment rose $3.7 million or
14.6% from that of the first nine  months of 2003.  During  this  period,  sales improved in virtually all markets aided by the general  improvement  in the U.S.
economy and an increase in capital  spending,  which had declined  over the last several years.

Cost of sales as a percentage of sales remained  relatively  consistent for both the three and nine month  period  ended  September  30,  2004,  compared  to the corresponding periods in 2003; fluctuating by less then 1% in each period.

Selling,  general and administrative expenses of the engineered products segment increased  $53 or 3.0% and  $260 or 5.2% for the  three  and nine  months  ended
September 30,  respectively,  over the comparable 2003 periods.  These increases are primarily due to increased freight costs as well as from higher  commissions and  related  costs  which  also  fluctuate  with  the  change  in  sales.  Cost containment efforts in administrative spending helped offset these increases.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations for the three and nine months ended  September 30, 2004 decreased $81 or 10.7% and $284 or 11.9%, respectively, compared to such expenses incurred for the  comparable  2003  periods.  These  decreases  are  primarily  due to  lower compensation  costs,  pension  related  expenses and  professional  fees and are offset by higher insurance costs.

OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                               --------------------      --------------------
                                                                  2004        2003         2004         2003
                                                               -------      -------      -------      -------

Net gain on sale of available-for sale
  securities                                                   $     5      $    36      $   850      $    36
Net realized and unrealized gain on
  derivative instruments                                           153          114          146        1,096
Net realized gain on trading securities                             --           --           --           57
Gain on sale of other assets                                        --           --          363           --
Equity in (losses) earnings of hotel
  ventures                                                        (226)         433         (216)         720
Net gain on sale of real estate assets                               1           --            2          152
Casualty insurance settlement                                       --           --          831           --
Other, net                                                          94          (11)         105          (15)
                                                               -------      -------      -------      -------
                                                               $    27      $   572      $ 2,081      $ 2,046
                                                               =======      =======      =======      =======

INCOME TAXES

The effective tax rate from continuing operations has been reduced for the three and nine months ended September 30, 2004 from that of the comparable  periods in
2003 as a result of tax  benefits  from the  donation of certain  properties  to qualified  organizations  which are being  recognized  ratably  over the current year.

DISCONTINUED OPERATIONS

Operating  income from  properties  sold or held for sale and  accounted  for as discontinued operations was $51 and $137 on a net of tax basis for the three and nine months ended September 30, 2004, respectively, versus $132 and $730 for the comparable  2003 periods.  Prior year amounts have been  reclassified to reflect results of operations of real properties held for sale as of September 30, 2004, or disposed of during 2004 and 2003, as  discontinued  operations.  Net gains on the disposal of real estate assets accounted for as discontinued operations were
$4,877 and $11,110 for the three and nine months  ended  September  30, 2004 and
$336 and $1,845 for the three and nine months ended September 30, 2003, on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a net cash inflow from operations of $7,383 for the nine months  ended  September  30,  2004  versus  $8,900  for the nine  months  ended
September  30,  2003.  The $1,517  decrease  in  operating  cash flow  primarily resulted  from  changes in working  capital,  primarily  income  taxes  payable, partially  offset by an increase in income from  operations  and lower  proceeds from the sale of trading securities.

Net cash provided by investing  activities  increased $8,309 for the nine months ended  September 30, 2004  compared with the same period in 2003.  This increase primarily  results from an additional  $16,332 in proceeds from the sale of real estate  assets  and  from  the  timing  of the  purchase  or sale of  marketable securities  and other  assets  offset by a decrease  in  distributions  from the
Company's investments in joint ventures.

Net cash used in financing  activities was $2.1 million and $11.9 million during the nine months ended September 30, 2004 and 2003,  respectively.  The reduction in cash used for  financing  activities  primarily  results  from the payment of dividends of $9.1 million and the purchase and retirement of $1.2 million of the
Company's  common stock during the nine months ended  September  30, 2003.  Such transactions did not occur in 2004.

At September 30, 2004,  the Company's  cash and  marketable  securities  totaled
$146.6  million and  working  capital  was $127.3  million  compared to cash and marketable  securities of $108.8 million and working capital of $96.1 million at

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

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60.0% of the aggregate  annualized  and normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10.0%,  (ii) 60.0% of the aggregate  annualized and normalized  year-to-date net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized at 10.5%,  not to exceed the lesser of $10.0 million or 10% of total eligibility,  (iii)  the  lesser  of $20.0  million  or  50.0% of the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible properties, as defined,  capitalized at 12.0%, (iv) the sum of 75.0% of eligible accounts receivable,  50.0% of eligible inventory,  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable securities,  as defined. At September 30,
2004  eligibility  under the  Revolver was $80.0  million,  based upon the above terms and there  were no  amounts  outstanding  under the  Revolver.  The credit agreement  contains  certain  financial  and  restrictive  covenants,  including minimum  consolidated  equity,  interest  coverage,  debt  service  coverage and
capital   expenditures  (other  than  for  real  estate),   and  limitations  on
indebtedness.  The Company was in compliance with all covenants at September 30,
2004.  The credit  agreement also contains  provisions  which allow the banks to perfect a security  interest in certain  operating and real estate assets in the event of a default,  as defined in the credit  agreement.  Borrowings  under the
Revolver,  at the  Company's  option,  bear interest at the bank's prime lending rate or at the London  Interbank  Offered Rate ("LIBOR") (1.84% at September 30,
2004)  plus  2.0%  for  non-cash  collateralized  borrowings  and  1.0% for cash collateralized borrowings.

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

Refer to the  Company's  2003 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived assets and pension plans.  During the nine months  ended  September  30,  2004,  there  were no  material  changes to these policies.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

    On August 23, 2004, the Company filed a report on Form 8-K under Items 1 and
    9 announcing  that,  on August 18, 2004,  the Company  entered into a Voting
    Agreement with BREP IV Hotels Holding L.L.C., an affiliate of The Blackstone
    Group,  and A. F.  Petrocelli,  the Company's  Chairman and Chief  Executive
    Officer, regarding the Company's holdings in Prime Hospitality Corp.

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

                                     UNITED CAPITAL CORP.

Dated:  November 8, 2004             By: /s/ Anthony J. Miceli
                                        ----------------------------
                                        Anthony J. Miceli
                                        Vice President, Chief Financial Officer
                                        and Secretary of the Company

