Form 10-K/A
period 2003-12-31
UNITED CAPITAL CORP /DE/
filed 2004-12-08
CIK 65358

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

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K/A or any amendment to this Form 10-K/A. /X/

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

EXPLANATORY NOTE

This Report on Form 10-K/A amends United  Capital  Corp.'s Annual Report on Form
10-K for the year ended December 31, 2003,  initially  filed with the Securities and Exchange  Commission on March 26, 2004 and as amended by Form 10-K/A,  filed with the  Securities  and Exchange  Commission  on April 29, 2004,  and is being filed  solely  to  update  Item 9A of Part II which  contained  a  reference  to outdated rules.  As a result of the amended text in Item 9A, the  certifications filed as Exhibits 31.1 and 31.2 in Item 15 have been  re-executed as of the date of this Form 10-K/A.  No revisions have been made to the Registrant's  financial statements or any other disclosures contained in the Annual Report on Form 10-K.

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  the Company  carried out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures  pursuant to Exchange Act Rule 13a-15(e) and
15d-15(e).  Based upon that  evaluation,  the Chief Executive  Officer and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be included  in the  Company's  periodic  reports.  There have been no  significant changes in the Company's internal controls over financial  reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

   ***14. Code of Business Conduct and Ethics

    **21. Subsidiaries of the Company.

    **23. Auditors'  consent to the  incorporation by reference in the Company's
          Registration  Statements  on Form  S-8 as of and for the  three  years ended  December  31,  2003 from  Grant  Thornton  LLP of the Report of
          Independent Certified Public Accountants included herein.

   *31.1. Certification  of  the  Chief  Executive  Officer  pursuant  to  Rules
          13a-15(e) and 15d-15(e).

   *31.2. Certification  of  the  Chief  Financial  Officer  pursuant  to  Rules
          13a-15(e) and 15d-15(e).

 ***32.1. Certification  of the Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ***32.2. Certification of the Chief Financial Officer pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith
** Previously filed on the Company's Report on Form 10-K for the fiscal year ended December 31, 2003.
***Previously filed on the Company's  Amended Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Dated:  December 7, 2004