Form 10-Q/A
period 2004-03-31
UNITED CAPITAL CORP /DE/
filed 2004-12-08
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

EXPLANATORY NOTE

This Report on Form 10-Q/A amends United  Capital  Corp.'s  Quarterly  Report on
Form 10-Q for the quarter  ended March 31,  2004,  as  initially  filed with the
Securities and Exchange Commission on May 14, 2004, and is being filed solely to update  Item 4 of Part I which  contained a reference  to outdated  rules.  As a result of the amended text in Item 4, the certifications  filed as Exhibits 31.1 and 31.2 in Item 6 have been re-executed as of the date of this Form 10-Q/A.  No revisions have been made to the Registrant's  financial  statements or any other disclosures contained in the Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  the Company  carried out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures pursuant to Exchange Act Rules 13a-15(e) and
15d-15(e).  Based upon that  evaluation,  the Chief Executive  Officer and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be included  in the  Company's  periodic  reports.  There have been no  significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Reports on Form 8-K

       On February 23, 2004,  the Company filed a report on Form 8-K under Items
       5 and 12  announcing  the  Company's  financial  results  for the  fourth quarter and year ended December 31, 2003.

(b)    Exhibits:

       31.1       Certification of the Chief Executive Officer Pursuant to Rules
                  13a-15(e) and 15d-15(e).
       31.2       Certification of the Chief Financial Officer Pursuant to Rules
                  13a-15(e) and 15d-15(e).
      *32.1        Certification  of the Chief  Executive  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.
      *32.2        Certification  of the Chief  Financial  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.

* Previously filed on the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                      UNITED CAPITAL CORP.

Dated:  December 7, 2004              By: /s/ Anthony J. Miceli
                                          ------------------------
                                          Anthony J. Miceli
                                          Vice President, Chief Financial Officer
                                          and Secretary of the Company