Form 10-Q/A
period 2004-06-30
UNITED CAPITAL CORP /DE/
filed 2004-12-08
CIK 65358

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

EXPLANATORY NOTE

This Report on Form 10-Q/A amends United  Capital  Corp.'s  Quarterly  Report on
Form 10-Q for the  quarter  ended June 30,  2004,  as  initially  filed with the
Securities and Exchange Commission on August 12, 2004, and is being filed solely to update Item 4 of Part I which  contained a reference to outdated  rules. As a result of the amended text in Item 4, the certifications  filed as Exhibits 31.1 and 31.2 in Item 6 have been re-executed as of the date of this Form 10-Q/A.  No revisions have been made to the Registrant's  financial  statements or any other disclosures contained in the Quarterly Report on Form 10-Q.

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
   *32.2    Certification of the Chief Financial Officer Pursuant to Section 906
            of Sarbanes-Oxley Act of 2002.

* Previously filed on the Company's Report on Form 10-Q for the quarterly period ended June 30, 2004.

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