Form 10-Q/A
period 2004-09-30
UNITED CAPITAL CORP /DE/
filed 2004-12-08
CIK 65358

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

EXPLANATORY NOTE

This  Quarterly  Report on Form 10-Q/A amends United Capital  Corp.'s  Quarterly
Report on Form 10-Q for the quarter ended September 30, 2004, as initially filed with the Securities  and Exchange  Commission on November 10, 2004, and is being filed solely to update Item 4 of Part I which  contained a reference to outdated rules.  As a result of the amended text in Item 4, the  certifications  filed as
Exhibits  31.1 and 31.2 in Item 6 have been  re-executed  as of the date of this
Form  10-Q/A.  No  revisions  have  been  made  to  the  Registrant's  financial statements or any other  disclosures  contained in the Quarterly  Report on Form
10-Q.

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

(b) Exhibits:

    31.1 Certification  of  the  Chief  Executive   Officer  Pursuant  to  Rules
         13a-15(e) and 15d-15(e).
    31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)
         and 15d-15(e).
   *32.1 Certification  of the Chief Executive  Officer Pursuant to Section 906
         of  Sarbanes-Oxley  Act of  2002.
   *32.2 Certification  of  the  Chief Financial Officer Pursuant to Section 906
         of  Sarbanes-Oxley  Act of 2002.

* Previously filed on the Company's Report on Form 10-Q for the quarterly period ended September 30, 2004.

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