Form 10-K/A
period 2003-12-31
UNITED CAPITAL CORP /DE/
filed 2004-12-10
CIK 65358

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

EXPLANATORY NOTE

This Report on Form 10-K/A amends United  Capital  Corp.'s Annual Report on Form
10-K for the year ended December 31, 2003,  initially  filed with the Securities and Exchange  Commission on March 26, 2004 and as amended by Form 10-K/A,  filed with the  Securities  and Exchange  Commission  on April 29, 2004,  and is being filed  solely to update the  certifications  filed as Exhibits  31.1 and 31.2 in
Item 15 which  have  been  re-executed  as of the date of this Form  10-K/A.  No revisions have been made to the Registrant's  financial  statements or any other disclosures contained in the Annual Report on Form 10-K.

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
***  Previously filed on April 29, 2004 on the Company's  Amended Report on Form
     10-K for the fiscal year ended December 31, 2003.

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

Dated:  December 9, 2004