Form 10-Q/A
period 2004-03-31
UNITED CAPITAL CORP /DE/
filed 2004-12-10
CIK 65358

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
      *32.1        Certification  of the Chief  Executive  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.
      *32.2        Certification  of the Chief  Financial  Officer  Pursuant  to
                   Section 906 of Sarbanes-Oxley Act of 2002.

*Previously  filed in the Company's Report on Form 10-Q for the quarterly period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                      UNITED CAPITAL CORP.

Dated: December 9, 2004               By: /s/ Anthony J. Miceli
                                          ------------------------
                                          Anthony J. Miceli
                                          Vice President, Chief Financial Officer
                                          and Secretary of the Company

