Form 10-Q/A
period 2004-06-30
UNITED CAPITAL CORP /DE/
filed 2004-12-10
CIK 65358

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

(a) Reports on Form 8-K

    None

(b) Exhibits:

    31.1    Certification  of the  Chief  Executive  Officer  Pursuant  to Rules
            13(a)-15(e) and 15(d)-15(e).
    31.2    Certification  of the  Chief  Financial  Officer  Pursuant  to Rules
            13(a)-15(e) and 15(d)-15(e).
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

