Form 10-Q/A
period 2004-09-30
UNITED CAPITAL CORP /DE/
filed 2004-12-10
CIK 65358

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

(b) Exhibits:

    31.1 Certification  of  the  Chief  Executive   Officer  Pursuant  to  Rules
         13a-15(e) and 15d-15(e).
    31.2 Certification  of the Chief  Financial  Officer  Pursuant to Rule Rules
         13a-15(e) and 15d-15(e).
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

