Form 10-K
period 2004-12-31
UNITED CAPITAL CORP /DE/
filed 2005-03-22
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

--------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
----------------------------------------          ------------------------------
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

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  registrant  as  of  June  30,  2004  was   approximately
$40,449,000.

The number of shares of the registrant's $.10 par value common stock outstanding as of March 1, 2005 was 9,155,142.

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

The  majority of  properties  are leased to single  tenants.  As of December 31,
2004, 97.1% of the total square footage of the Company's properties was leased.

     ENGINEERED PRODUCTS

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

The Company also manufactures  transformer products marketed under several brand names, including AFP Transformers,  Field Transformer, ISOREG and EPOXYCAST(TM),
for a wide variety of industrial  and research  applications  including  machine power  transformers,  rectifier and inverter  transformers  and transformers for heating.

For the years ended  December 31, 2004,  2003 and 2002,  sales by the engineered products segment to General Motors,  its largest customer,  accounted for 18.7%,
20.9% and 20.0% of the segment's sales,  respectively.  Sales to ArvinMeritor in
2002 of 10.1%  represented  the only other  customer whose sales exceeded 10% of this segment's net sales in each of the three years ended December 31, 2004.

Approximately  16.6%,  14.1%  and  11.3% of 2004,  2003  and  2002  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

     SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues,  operating  income and identifiable assets of each business segment of the Company.

                                                                       YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
   (In thousands)                                              2004            2003            2002
                                                          ------------     ------------    -----------
   REAL ESTATE INVESTMENT AND MANAGEMENT
        Rental revenues                                    $   20,726      $   20,749      $   19,895
        Operating income (1)                               $    9,801      $    9,610      $    9,180
        Identifiable assets including corporate assets     $  200,524      $  177,944      $  166,433
   ENGINEERED PRODUCTS
        Net sales                                          $   38,335      $   34,019      $   33,513
        Operating income                                   $    4,187      $    3,342      $    2,256
        Identifiable assets                                $   12,200      $   11,770      $   10,114

      (1) Does not include  net gains on the sale of real estate  assets of $153
          and  $5,708  for  the  years  ended   December   31,  2003  and  2002,
          respectively.

     DISTRIBUTION

The Company's  manufactured products are distributed by a direct sales force and
through   distributors   to   industrial   consumers   and  original   equipment
manufacturers.

     PRODUCT METHODS AND SOURCES OF RAW MATERIALS

The  Company's  products are  manufactured  at its own  facilities  and a leased facility in Mexico.  Raw  materials  used in the Company's  engineered  products segment,  which  consist  primarily  of stainless  steel wire and  steel-related products,  are typically purchased from multiple suppliers throughout the world.
The price and  availability  of raw  materials  can be volatile  due to numerous
factors  beyond  the  Company's   control,   including   general   domestic  and
international economic conditions,  labor costs, supply and demand, competition, import duties and tariffs and currency  exchange  rates.  Although these factors could  significantly  affect  the  availability  and cost of the  Company's  raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company's  customers based upon contractual commitments,  historical  buying  practices and market  conditions.  To date the
Company has been able to mitigate any significant  effects that have arisen from these  factors by various  methods  including  finding  alternate  sources or by having suppliers and/or customers absorb any additional related costs.  Although management  does not expect  such  matters  to  adversely  effect the  Company's financial  position in the future,  it is uncertain  what effect,  if any,  such factors could have on the cost of such materials. An interruption in the supply, or a significant increase in the cost, of the Company's raw materials could have a material  adverse effect on the Company's  revenues,  results of operations or cash flows.  The  Company  has not had and does not expect to have any  problems fulfilling its raw material requirements during 2005.

     PATENTS AND TRADEMARKS

The Company owns several  patents,  patent  licenses and  trademarks.  While the
Company  considers  that in the  aggregate  its  patents,  patent  licenses  and trademarks  used in the engineered  products  operations are significant to this segment,  it does not believe that any of them are of such  importance  that the loss of one or more of them would materially  affect its consolidated  financial condition or results of operations. The Company is not currently involved in any litigation  regarding  infringement  upon its  intellectual  property  or of the
Company's infringement upon the intellectual property of others.

     WORKING CAPITAL PRACTICES

The Company believes its practices regarding  inventories,  receivables or other items of working capital to be typical for the industries involved. There are no special  practices  or  conditions  affecting  working  capital  items  that are significant  to an  understanding  of the  Company's  businesses.  Its inventory levels,  payment  terms and  return  policies  are in  accordance  with  general practices  associated  with the  industries  in which it operates  and  standard business procedures.

The cash  needs of the  Company  have been  satisfied  from funds  generated  by current operations.  It is expected that future operational cash needs will also be  satisfied  from  existing  cash  balances,  marketable  securities,  ongoing operations  and  borrowings  under the Revolver (as  hereinafter  defined).  The primary source of capital to fund  additional  real estate  acquisitions  and to make  additional  high-yield  mortgage  loans  may  come  from  existing  funds, borrowings  under the  Revolver,  the sale,  financing  and  refinancing  of the
Company's  properties  and from third party  mortgages and purchase  money notes obtained in connection with specific acquisitions. For additional information on working capital, see Item 7, "Management's  Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources," which is incorporated by reference herein.

     EMPLOYEES

At March 1, 2005, the Company employed approximately 240 persons,  approximately
150 of which are covered by a collective  bargaining  agreement  that expires in
February 2011. The Company believes that its relationship  with its employees is good.

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

The Company  competes with at least 23 other companies in the sale of engineered products.  The Company emphasizes product  performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

     BACKLOG

The dollar value of unfilled orders of the Company's engineered products segment was approximately $4.6 million at December 31, 2004 and $2.0 million at December
31,  2003.  The  increase in backlog is  principally  due to growth in Company's engineered  component and  transformer  product lines.  It is  anticipated  that substantially all such 2004 backlog will be filled in 2005. Substantially all of the 2003 backlog was filled in 2004.  The order  backlog  referred to above does not  include  any order  backlog  with  respect  to sales of  knitted  wire mesh components  for  exhaust  emission  control  devices,  exhaust  seals or  airbag components because of the manner in which customer orders are received.

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
Environmental  experts  engaged by the  Company  estimate  that,  under the most probable  scenario,  the  remediation  of this site is  anticipated  to  require initial expenditures of $860,000,  including the cost of capital equipment,  and
$86,000 in annual operating and maintenance costs over a 15 year period.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such  matters in the  future.  The Company  had  approximately  $10.2 million and $10.5 million recorded in accounts  payable and accrued  liabilities and other long-term liabilities as of December 31, 2004 and 2003,  respectively, to cover such matters.

AVAILABLE INFORMATION

The Company's filings with the Securities and Exchange Commission ("SEC") may be read and copied at the SEC's Public  Reference  Room at 450 Fifth Street,  N.W.,
Washington,  D.C.  20549.  Information on the operation of the Public  Reference
Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains  an  Internet  site  that  contains  reports,  proxy  and  information statements and other information regarding issuers that file electronically with the SEC. The SEC's  Internet  address is  HTTP://WWW.SEC.GOV.  The Company's SEC filing number is 1-10104.

A copy of the Company's  annual report on Form 10-K,  quarterly  reports on Form
10-Q, current reports on Form 8-K, if any, and amendments to those reports filed or furnished  pursuant to Section 13(a) or 15(d) of the Securities  Exchange Act
of 1934, as amended, may be obtained as soon as reasonably practicable after the
Company  electronically  files such  material  with, or furnishes it to, the SEC without  charge by writing to Anthony J.  Miceli,  Chief  Financial  Officer and
Secretary of the Company, at its executive offices,  United Capital Building,  9
Park Place, Great Neck, NY 11021.

ITEM 2.   PROPERTIES

REAL PROPERTY HELD FOR RENTAL OR SALE

As of March 1, 2005,  the Company  owned 162  properties  throughout  the United
States.  The properties  are primarily  leased under  long-term net leases.  The
Company's  classification and gross carrying value of its properties,  inclusive of those  held  for  sale  and  classified  as  discontinued  operations  in the
Company's Consolidated Financial Statements (see Note 2 of Notes to Consolidated
Financial   Statements)  at  December  31,  2004  are  as  follows  (dollars  in thousands):

                                         GROSS CARRYING               NUMBER OF
       DESCRIPTION                           VALUE       PERCENTAGE   PROPERTIES
-----------------------------------      --------------  ----------   ----------

Shopping centers and retail outlets      $   53,063         53.3%          19
Commercial properties                        30,780         31.0%          93
Day-care centers and offices                  6,644          6.7%          10
Hotel properties                              4,628          4.7%           2
Other                                         4,324          4.3%          38
                                         ----------       -------       -----

      Total                              $   99,439        100.0%         162
                                         ==========       =======       =====

The following summarizes the Company's properties by geographic area at December
31, 2004.

                                       GROSS                NUMBER
                                     CARRYING                 OF
(Dollars in thousands)                 VALUE              PROPERTIES
                                   --------------      ----------------

            Northeast              $   36,987                 97
            Southeast                  20,782                 22
            Midwest                    20,713                 25
            Southwest                   5,665                  5
            Pacific Coast              12,158                  6
            Pacific Northwest             861                  4
            Rocky Mountain              2,273                  3
                                   ----------              -----
                                   $   99,439                162
                                   ==========              =====

     SHOPPING CENTERS AND RETAIL OUTLETS

Shopping  centers  and retail  outlets  include 12  department  stores and other properties,  primarily leased under net leases.  The tenants are responsible for taxes,  maintenance  and all other  expenses of the  properties.  The leases for certain  shopping  centers and retail outlets provide for additional rents based on sales  volume and renewal  options at higher  rents.  The  department  stores include eight properties  leased to Kmart  Corporation  ("Kmart") and two Macy's stores,  with  a  total  of  approximately  777,000  and  364,000  square  feet, respectively.  The Kmart stores are primarily  located in the Midwest  region of the United  States.  The  Macy's  stores are  located in the  Pacific  Coast and
Southwest regions of the United States.

     COMMERCIAL PROPERTIES

Commercial  properties consist of properties leased as 55 restaurants,  11 Midas
Muffler Shops, two convenience  stores,  six office buildings and  miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal  options at higher rents.  Certain of these leases also  provide for  additional  rents  based on sales  volume.  The  restaurants, located  throughout the United States,  include properties leased as McDonald's,
Burger King,  Dunkin'  Donuts,  Pizza Hut,  Hardee's,  Wendy's,  Kentucky  Fried
Chicken and Boston Market.

Included  in  commercial  properties  are  three  properties,  consisting  of  a restaurant and two miscellaneous  other properties,  currently held for sale and classified as discontinued operations in the Consolidated Financial Statements.

     DAY-CARE CENTERS AND OFFICES

The Company has nine  day-care  centers and one office  building  located in New
York City,  leased to the City of New York. The tenant is  responsible  for real estate  taxes  and  certain  maintenance  costs,  while  the  Company  maintains insurance and certain other maintenance obligations. All such leases provide for the reimbursement of operating costs above base year levels,  and certain leases include rental increases and renewal options.

The office  building is currently held for sale and  classified as  discontinued
operations in the Consolidated Financial Statements.

     HOTEL PROPERTIES

The Company's two hotel properties,  located in Georgia and California,  as well as the hotels  located in New Jersey and Quebec in which the  Company  has a 40%
interest,  are  managed  through a national  hotel  company  with local  on-site management responsible for all day-to-day operations of the hotels (see "Related
Party  Transactions"  under Item 7,  "Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations").

MANUFACTURING FACILITIES

The  Company's  engineered  products  are  manufactured  at 970 New Durham Road,
Edison, New Jersey, in a one-story building having  approximately  55,000 square feet of floor space, and also in a second facility at 206 Talmadge Road, Edison,
New Jersey,  which has  approximately  55,000  square feet of floor  space.  The
Company  owns these  facilities  together  with the sites.  Metex also  leases a manufacturing facility in Tijuana, Mexico, with approximately 24,000 square feet of floor space.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR THE  COMPANY'S  COMMON  STOCK AND RELATED  SECURITY  HOLDER
          MATTERS

The Company's Common Stock,  $.10 par value (the "Common  Stock"),  is traded on the American Stock Exchange under the symbol AFP. The table below shows the high and low sales prices as reported in the composite  transactions for the American
Stock  Exchange.  All  references  to the  Company's  Common  Stock  prices  and dividends have been restated to reflect the Company's two-for-one stock split in
August 2003.

                                          2004                      2003
                                  --------------------      --------------------
                                    HIGH         LOW         HIGH          LOW
                                  -------      -------      -------      -------
FIRST QUARTER ..................  $ 25.38      $ 20.50      $ 18.70      $ 16.40
SECOND QUARTER .................  $ 22.74      $ 16.71      $ 25.30      $ 17.10
THIRD QUARTER ..................  $ 22.91      $ 17.00      $ 23.80      $ 16.75
FOURTH QUARTER .................  $ 25.75      $ 21.77      $ 21.25      $ 15.85

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time cash dividend of $1.00 per common share to all  stockholders  of record as of June 20,  2003.  While  the  Company  does  not  currently  expect  to pay additional  dividends,  the Board of Directors could reevaluate this position in the future.

As of  March 1,  2005,  there  were  approximately  288  record  holders  of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was $25.15.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

(In thousands, except per share data)                       YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                              2004          2003         2002          2001          2000
                                         ----------    ----------    ----------    ----------    -----------
Total revenues                           $   59,061    $   54,768    $   53,408    $   55,581    $   56,538
Income from continuing operations        $   25,149    $   10,216    $   20,554    $   16,806    $   16,262
Income from continuing operations
 per share:  Basic                       $     2.76    $     1.13    $     2.24    $     1.80    $     1.72
Dividends paid per share                 $       -     $     1.00    $      -      $      -      $      -

Total assets                             $  212,724    $  189,714    $  176,547    $  177,965    $  147,996
Long-term debt, less current portion     $    6,041    $    8,459    $   11,397    $   14,635    $   18,488
Total stockholders' equity               $  154,069    $  124,217    $  111,634    $   96,341    $   77,119

Certain  reclassifications  have been  reflected in the above  financial data to conform prior years' data to the current classifications, which primarily relate to the  reclassification  of certain  properties to  discontinued  operations in accordance with Statement of Financial  Accounting  Standards  ("SFAS") No. 144,
"Accounting  for the  Impairment  or Disposal of Long-Lived  Assets"  ("SFAS No.
144").  Per share  amounts  have been  retroactively  adjusted  to  reflect  the two-for-one stock split in August 2003.

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

RESULTS OF OPERATIONS:  2004 AND 2003

Net income for the year ended  December 31, 2004 was $37.3  million or $4.10 per basic share,  an increase of 150% over net income of $15.0  million or $1.65 per basic  share for the year  ended  December  31,  2003.  Income  from  continuing operations  increased  146% to $25.1  million  or $2.76 per basic  share for the current  year  versus  $10.2  million or $1.13 per basic  share for 2003.  Total revenues were $59.1 million for the year ended December 31, 2004, an increase of
$4.3 million or 7.8% from the previous  year.  The results of 2004 include $19.4 million in pre-tax gains on the sale of  available-for-sale  securities and $7.8 million in gains on the sale of real estate,  net of tax, and  accounted  for as discontinued  operations,  above those recognized in the prior year. The Company is unable to predict whether these trends will continue, as it is dependent upon future economic conditions and the sale of additional  marketable securities and real estate assets.

     REAL ESTATE OPERATIONS

Rental revenues from real estate operations remained relatively  consistent with those of the prior  year,  totaling  $20.7  million  in each of the years  ended
December 31, 2004 and 2003.  There were,  however,  changes in the components of rental  revenues as follows:  a decrease in hotel operating  revenue  ($273,000)
partially offset by the recognition of non-recurring  transactions ($177,000) in
2004.  In general,  rental  revenues do not fluctuate  significantly  due to the long-term nature of the Company's leases.  However, future rental revenues could be  affected  by  changes  in hotel  operating  revenues,  which  are  generally influenced by local and other economic conditions, as well as by lease renewals, terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  decreased  $271,000 or 29% to $662,000 for the year ended  December 31, 2004,  compared to $933,000 for the year ended  December 31,
2003.  This  decrease  is the result of  continuing  mortgage  amortization.  At
December 31, 2004, the outstanding mortgage balance on the Company's real estate properties was reduced to $8.5 million.  Mortgage  interest  expense on existing obligations will continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased by  $157,000  or 5.8% to $2.6  million  for the year ended  December  31,  2004, compared to $2.7 million for 2003.  This decrease was primarily  attributable to reduced  depreciation expense associated with certain properties or improvements becoming fully depreciated in the current and prior years.

Other  operating  expenses  associated  with the  management of real  properties increased  approximately  $214,000 or 2.9% to $7.7 million  during 2004,  versus such  expenses  incurred of $7.5 million in 2003.  The increase is primarily the result of increased real estate taxes  ($115,000),  professional  fees ($97,000)
and property  maintenance  expense  ($77,000)  partially offset by a decrease in hotel operating expense ($125,000).

     ENGINEERED PRODUCTS

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating results of the engineered products segment are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------
                             (In thousands)         2004           2003
                                               ----------     -------------
Net sales                                      $   38,335     $   34,019
Cost of sales                                      27,026         23,895
Selling, general and administrative expenses        7,122          6,782
                                               -------------  -------------
Operating income                               $    4,187     $    3,342
                                               =============  =============

Net sales of the engineered products segment increased $4.3 million or 12.7% for the year ended December 31, 2004,  compared to net sales in the preceding  year.
This increase is primarily due to increased  demand,  primarily in the Company's transformer  and engineered  product lines,  as well as a slight increase in the automotive product line, which was brought about by a general improvement in the
U.S.  economy and an increase in capital  spending,  which had declined over the last several years.  Although  management  believes that sales of its engineered products  segment  are  directly  influenced  by  general  economic  conditions, worldwide automotive demand and industrial capital spending, future sales of the
Company's  engineered  products  segment  could also be  affected  by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of net sales  remained  relatively  consistent for the year ended  December 31, 2004 as compared to the prior year,  fluctuating by less then 1%.

Selling,  general and administrative expenses of the engineered products segment increased  $340,000  or 5.0% for the  year  ended  December  31,  2004  over the previous  year.  The  increase  is  primarily  due to  increased  freight  costs
($204,000) as well as from higher payroll and payroll  related costs  ($148,000)
and commissions ($138,000), which also fluctuated with the change in sales noted
above.  These increases are partially offset by a reduction in professional fees
($131,000),  license  fees  associated  with an  agreement  that expired in 2003
($80,000) and a decrease in amortization expenses ($82,000).

     GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased  $117,000 or 4.1% during 2004,  compared to such  expenses incurred  in the  preceding  year.  The  decrease  is  principally  due to lower professional fees ($171,000) and pension related expenses ($123,000),  offset by higher insurance costs ($93,000) and depreciation expenses ($79,000).

     OTHER INCOME AND EXPENSE, NET

Other income and expense,  net increased  $17.6 million or 359% to $22.4 million for the year  ended  December  31,  2004,  compared  to 2003.  The  increase  is principally  due to higher  net gains on  available-for-sale  securities  ($19.4 million),  which primarily relates to the $19.0 million gain recognized upon the sale of the  Company's  interest  in Prime  Hospitality  Corp.,  the  receipt of
$831,000 in casualty insurance proceeds and a $363,000 gain on the sale of other assets.  These  increases  are  partially  offset  by  lower  net  realized  and unrealized  gains on  derivative  instruments  ($1.1  million),  lower equity in earnings of the hotel ventures  ($903,000),  a non-recurring  deposit forfeiture
($694,000)  which occurred in 2003, and lower net realized and unrealized  gains on trading securities  ($411,000) during the current year. The Company is unable to predict  whether these trends will  continue,  as it is dependent upon future economic conditions and the sale of additional marketable securities.

     INCOME TAXES

The effective tax rate from  continuing  operations was 28.9% for the year ended
December 31,  2004,  versus  37.8% for the year ended  December  31,  2003.  The reduction in the effective tax rate is primarily the result of tax benefits from the donation of certain properties to qualified organizations during the current year.

     DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  was $845,000 on a net of tax basis for the year ended December 31,
2004,  versus $1.2 million for the comparable  period of 2003,  which includes a full year of operating  results for those  properties  sold in 2004.  Prior year amounts  have  been  reclassified  to  reflect  results  of  operations  of real properties  currently  classified as held for sale or disposed of during 2004 or
2003.

During 2004, the Company  divested itself of ten properties which had a net book value of $6.2  million.  The cash proceeds  from these  transactions  were $24.3 million.  In addition,  the Company received an $800,000 purchase money mortgage in connection  with the sale of one of these  properties.  Two of the properties disposed  of were  contributed  to  charitable  organizations.  Net gains on the disposal of real estate assets  accounted for as  discontinued  operations  were
$11.4 million, on a net of tax basis, for the year ended December 31, 2004.

During 2003, the Company sold 17 properties with proceeds totaling $8.7 million, excluding  proceeds of $3.2 million received during 2003 from properties sold in prior years and accounted  for under the  installment  method.  Net gains on the sale of real estate  accounted for as discontinued  operations were $3.5 million on a net of tax basis for the year ended  December  31, 2003,  which  includes a
$1.8 million  gain,  on a net of tax basis,  relating to a property sold in 2002 and  recognized  under the  installment  method in  accordance  with  accounting principles  generally  accepted  in the  United  States of  America  offset by a
$867,000  write-down,  on a net of tax  basis,  for a  property  disposed  of in
January 2004 for a sale price below its carrying value.

RESULTS OF OPERATIONS:  2003 AND 2002

Revenues for the year ended  December 31, 2003 were $54.8  million,  compared to
2002 revenues of $53.4 million.  Operating  income during this period  decreased
27.3% to $10.2  million  from $14.2  million  for the  comparable  2002  period.
Included  in  operating  income are gains on the sale of real  estate  assets of
$153,000  and $5.7  million  for the years  ended  December  31,  2003 and 2002, respectively,  which did not meet the criteria of a "component"  or the disposal activities were initiated  prior to the initial  application of SFAS No. 144 and therefore have not been included in discontinued operations.  Net income for the year ended  December 31, 2003 was $15.0  million or $1.65 in basic  earnings per share,  compared to net income of $23.4  million or $2.55 in basic  earnings per share for the year ended  December  31,  2002.  The  results of the 2002  period include  $8.0  million in gains on  derivative  instruments,  available-for-sale
securities  and  sales  of  real  estate,   including  those  accounted  for  as
discontinued operations, above those recognized in the current year.

     REAL ESTATE OPERATIONS

Rental revenues from real estate operations  increased $854,000 or 4.3% to $20.7 million for the year ended December 31, 2003, compared to $19.9 million in 2002.
The increase in rental revenues was primarily due to the execution of new leases and rent  escalations  ($982,000) and the recognition of a non-recurring  amount for back rent ($347,000) in 2003 offset by a decrease in hotel operating revenue
($286,000) and income from leverage leases ($184,000).

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage amortization. Such expense totaled $933,000 for the year ended December
31, 2003,  compared to $1.2 million for the corresponding 2002 period, a decline of $243,000 or 20.7%.

Depreciation  expense  associated with real properties held for rental decreased by  $115,000  or 4.0% to $2.7  million  for the year ended  December  31,  2003, compared  to $2.8  million  for the same  period  in  2002.  This  decrease  was primarily  attributable to reduced  depreciation  expense  associated with fully depreciated building improvements.

Other  operating  expenses  associated  with the  management of real  properties increased  approximately  $782,000 or 11.7% to $7.5  million  during 2003 versus such expenses  incurred of $6.7 million in 2002.  The increase was primarily the result of increased property maintenance ($207,000), hotel operating ($202,000), payroll ($148,000) and insurance expenses ($121,000).

     ENGINEERED PRODUCTS

The operating results of the engineered products segment are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ---------------------------
                             (In thousands)          2003            2002
                                                ------------    -----------
Net sales                                       $   34,019      $   33,513
Cost of sales                                       23,895          24,500
Selling, general and administrative expenses         6,782           6,757
                                                ------------    -----------
Operating income                                $    3,342      $    2,256
                                                ============    ===========

Net sales of the engineered  products segment increased $506,000 or 1.5% for the year ended  December  31,  2003,  compared to net sales in the  preceding  year.
Demand for the Company's  automotive  products  continued to increase;  however, these  increases  were  partially  offset by weakened  demand for the  Company's engineered component and transformer product lines,  especially in the first six months of 2003.  Net  sales  also  increased  during  2003 due to the  favorable currency effects on sales denominated in foreign currency.

Cost of sales as a  percentage  of net sales  decreased  2.9% for the year ended
2003, compared to 2002, principally due to the continued  implementation of cost containment  measures and favorable  currency  effects on sales  denominated  in foreign currency.

Selling,  general and administrative expenses of the engineered products segment increased less than one percent for the year ended December 31, 2003, versus the comparable 2002 period.

     GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased  $170,000 or 5.7% during 2003,  compared to such  expenses incurred in the preceding  year. The decrease is principally  due to a reduction in pension related  expenses  ($155,000) and salary and salary related  expenses
($151,000)  offset by an increase in professional  fees ($170,000) and franchise taxes ($45,000).

     OTHER INCOME AND EXPENSE, NET

Other income and expense,  net decreased $5.4 million from $10.3 million in 2002 to $4.9 million in 2003. The decrease is  principally  due to lower net realized and unrealized gains on derivative instruments and available-for-sale securities of $7.5 million  offset by equity in earnings of the hotel  ventures of $987,000 and a deposit forfeiture of $694,000.

     DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued was $1.2 million on a net of tax basis for 2003 versus $2.3 million in 2002.  Prior year  amounts have been  reclassified  to reflect the results of real properties  currently classified as held for sale or disposed of during the last three years.  During 2003,  the Company sold 17  properties  with  proceeds totaling $8.7 million,  excluding  proceeds of $3.2 million received during 2003 from  properties  sold in prior years and  accounted  for under the  installment method.  Net  gains on the sale of real  estate  accounted  for as  discontinued
operations  were $3.5 million on a net of tax basis for the year ended  December
31, 2003, which includes a $1.8 million gain, on a net of tax basis, relating to a  property  sold in  2002  and  recognized  under  the  installment  method  in accordance with accounting principles generally accepted in the United States of
America offset by a $867,000  write-down,  on a net of tax basis, for a property disposed of in January  2004 for a sale price below its carrying  value.  During
2002, since the adoption of SFAS No. 144, the Company sold three properties with proceeds  of  $814,000.  Net gains on the sale of real estate  accounted  for as discontinued operations were $474,000 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating  activities  was $641,000 for the year ended December
31,  2004.  The  Company  experienced  a net  cash  inflow  from  operations  of approximately $10.1 million and $9.8 million during the years ended December 31,
2003 and 2002, respectively. The change in operating cash flow from 2003 to 2004 primarily  results from an increase in net income partially offset by additional gains from  available-for-sale  securities  ($19.4 million) and net gains on the sale of real estate accounted for as discontinued  operations ($7.8 million, net of tax),  changes in working  capital  ($5.7  million),  primarily  income taxes payable,  and lower  net  proceeds  from the sale of  trading  securities  ($1.7 million).  The  $290,000  increase  in  operating  cash  flow  from 2002 to 2003 primarily  results  from  increases  in net  proceeds  from the sale of  trading securities and income from operations offset by changes in working capital.

Net cash provided by investing  activities  increased $14.6 million for the year ended December 31, 2004,  compared with the year ended  December 31, 2003.  This increase  primarily  results  from  the  timing  of  the  purchase  or  sale  of available-for-sale  securities and derivative instruments ($14.3 million) and an additional  $13.7  million in  proceeds  from the sale of real  estate and other assets offset by a decrease in distributions  from the Company's  investments in joint ventures ($12.4 million).

In 2003,  cash  provided  by  investing  activities  was  $14.3  million,  which consisted  primarily of a $13.3 million net distribution from joint ventures and
$11.9  million of  proceeds  from the sale of real estate  assets  offset by net
purchases  of   available-for-sale   securities  of  $11.6   million.   The  net
distribution  from joint ventures of $13.3 million  consists of $12.0 million in proceeds  from  financing  of the joint  venture  hotels and $1.3  million  from capital  distributions.  In addition,  during the year the Company  purchased an interest in a full-service  hotel for $6.1 million and received proceeds of $5.9 million from the sale of interests in the joint venture hotels.

In  2002,  $21.9  million  was used in  investing  activities,  which  consisted primarily of a $23.1 million  investment in a joint venture hotel, net purchases of available-for-sale  securities and derivative instruments of $3.5 million and a $3.0 million  purchase of a note  receivable.  These were partially  offset by proceeds from the sale of real estate assets of $7.3 million.

Net cash used in financing  activities  was  approximately  $2.7 million,  $14.1 million and $7.1 million during 2004, 2003 and 2002, respectively. The reduction in cash used for  financing  activities  primarily  results  from the payment of dividends of $9.1 million  during 2003 and the purchase and  retirement  of $3.2 million and $3.8  million of the  Company's  Common  Stock during 2003 and 2002, respectively. Such transactions did not occur in 2004.

At December 31, 2004, the Company's cash and marketable  securities  were $139.2 million and working capital was $132.4 million,  compared to cash and marketable securities  of $108.8  million and working  capital of $96.1 million at December
31,  2003.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes that the  available  working  capital,  along with the $80.0 million of availability on the revolving credit facility, discussed below, puts the Company in an opportune position to fund acquisitions and grow the portfolio if and when attractive long-term opportunities become available.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence, but not control. These investments are recorded initially at cost and subsequently  adjusted  for  equity  in  earnings  and  cash  contributions  and distributions.  The debt of the  joint  ventures  in which  the  Company  has an ownership  interest are non-recourse  obligations and are  collateralized by the entity's  real  property.  In one  instance,  the Company and another party have jointly and severally guaranteed not more than $4 million of the joint venture's mortgage obligation.  The Company believes,  in each case, that the value of the underlying  property and its operating  cash flows are sufficient to satisfy its obligations.  Except for this  guarantee,  the Company is not  obligated for the debts of the joint  ventures,  but  could  decide  to  satisfy  them in order to protect its  investment.  In such event,  the  Company's  capital  resources and financial  condition  would be reduced and, in certain  instances,  the carrying value  of the  Company's  investment  and its  results  of  operations  would be negatively impacted.

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend  of $1.00  per  common  share  (split-adjusted)  to all stockholders  of  record  as of June 20,  2003.  This  dividend,  totaling  $9.1 million,  was paid on July 10, 2003. While the Company does not currently expect to pay  additional  dividends,  the Board of  Directors  could  reevaluate  this position in the future.

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

Funds of the Company in excess of those needed for working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.  Changes in U.S.
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent  balances and other interest bearing  investments.  Although interest rates have  begun to rise,  given the level of cash and other  interest  bearing investments currently held by the Company and the decline in U.S. interest rates over the past  several  years,  the  Company's  earnings  have  been  negatively impacted.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for an $80.0  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December 31, 2005.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60% of the  aggregate  annualized  and  normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10%,  (ii) 60% of the  aggregate  annualized  and  normalized  year-to-date  net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized  at 10.5%,  not to exceed the lesser of $10  million or 10% of total eligibility,  (iii) the lesser of $20 million or 50% of the aggregate annualized
and  normalized   year-to-date  net  operating  income  of  encumbered  eligible properties,  as  defined,  capitalized  at 12%,  (iv) the sum of 75% of eligible accounts  receivable,  50% of eligible  inventory and 50% of eligible  loans, as defined, (v) cash and cash equivalents in excess of working capital, as defined, and (vi) 50% of  marketable  securities,  as  defined.  At  December  31,  2004, eligibility  under the Revolver  was $80 million  based upon the above terms and there were no amounts outstanding under the Revolver.

The credit agreement  contains certain financial and restrictive  covenants,  as follows:  (i) total debt cannot exceed 50% of capitalization  value, as defined,
(ii) equity value,  as defined,  must be at least $150 million,  (iii)  interest coverage,  as  defined,  must not be less  than  2.25:1.00,  (iv)  debt  service coverage, as defined,  must not be less than 1.35:1.00,  (v) eligible properties debt service coverage, as defined, must be not less than 1.50:1.00, (vi) capital expenditures,  exclusive  of real estate,  must not exceed $3 million  annually,
(vii) capitalization  value, as defined,  must not be less than $200 million and
(viii)  operating lease  obligations  must not exceed $1 million  annually.  The

Company was in compliance  with all  covenants at December 31, 2004.  The credit agreement also contains  provisions  which allow the banks to perfect a security interest in certain  operating and real estate assets in the event of a default, as  defined in the  credit  agreement.  Borrowings  under the  Revolver,  at the
Company's  option,  bear  interest at the bank's  prime  lending  rate or at the
London Interbank  Offered Rate ("LIBOR") (2.4% at December 31, 2004) plus 2% for non-cash collateralized borrowings and 1% for cash collateralized borrowings.

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge  accounting and therefore  changes in such  derivatives'  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2004,  2003 and 2002,  9.5%, 8.2% and 6.0% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
dollar.  However,  the Company  does not believe this risk to be material to its overall  financial  position.  Since  the  Euro has been  relatively  stable  in relation to the U.S. dollar,  the Company's results have not been  significantly impacted  by  foreign  exchange  gains or losses in the past.  Accordingly,  the
Company has not entered into forward exchange  contracts to hedge this exposure.
If such exposure were to increase in the future,  the Company may reexamine this practice to minimize the associated risks

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See  "Environmental  Regulations"  in Item 1 of Part I and  Note 18,
"Commitments and  Contingencies" of Notes to Consolidated  Financial  Statements
for further discussion on this matter.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At  December  31,  2004 and 2003,  the  Company had approximately  $20 million recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

Previous  purchases of the  Company's  Common  Stock have reduced the  Company's additional  paid-in capital to zero and,  accordingly,  any future  purchases in excess of par value will also reduce retained earnings. Future proceeds from the issuance  of Common  Stock in excess of par value will be  credited  to retained
earnings  until  such  time  that  previously   recorded  reductions  have  been
recovered.  The Company has not  purchased  any shares of the  Company's  Common
Stock during 2004.  Repurchases  of the Company's  Common Stock may be made from time to time in the open  market at  prevailing  market  prices or in  privately negotiated transactions, subject to available resources.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table  summarizes the Company's  contractual  cash obligations and other commitments at December 31, 2004:

(In thousands)                                                    PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------------
                                             LESS THAN          1-3            4-5            AFTER
CONTRACTUAL OBLIGATIONS                       1 YEAR           YEARS          YEARS          5 YEARS           TOTAL
-----------------------                    ------------    ------------    ------------    -------------    -------------
Long-term debt (1)                         $    2,394      $    1,052      $   3,437       $    1,552       $    8,435
Interest on long-term debt (1)                    480             694            491              297            1,962
Operating leases (2)                              539             803            556            2,425            4,323
Employment contract (3)                           750               -             -               -                750
Estimated environmental related
   costs (3)                                      250           1,146            372            8,389           10,157
                                           ----------      ----------      ----------      ----------       -----------
Total contractual cash obligations         $    4,413      $    3,695      $   4,856       $   12,663       $   25,627
                                           ==========      ==========      ==========      ==========       ===========

(1)  See Note 7 of Notes to Consolidated Financial Statements.
(2)  See Note 17 of Notes to Consolidated Financial Statements.
(3)  See Note 18 of Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity.  The  Company's  share of income  arising from this  investment, accounted for as a leveraged lease, was $428,000,  $491,000 and $673,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and Quebec  Venture  (as  hereinafter  defined),  are managed by BREP IV
Hotel L.L.C. ("BREP"),  the successor to Prime Hospitality Corp. ("Prime").  The
Company's Board Chairman and another Director were directors and/or an executive officer of Prime prior to its sale to BREP.  Fees paid for the management of the
Company's two hotel  properties  are based upon a percentage of revenue and were approximately  $91,000,  $97,000 and $117,000  for the years ended  December 31,
2004, 2003 and 2002, respectively.

The Company has a 40% interest in two joint  ventures which each own and operate a hotel.  The hotels are located in New Jersey (the "Hotel Venture") and Quebec,
Canada  (the  "Quebec  Venture").  The New Jersey  hotel  secures a $25  million mortgage loan (the "Mortgage") with a bank. In connection with the Mortgage, the
Company and Prime,  who also holds a 40% interest in each of the joint ventures, entered into a direct guaranty agreement with the bank whereby they, jointly and severally,  guaranteed  not more than $4 million of the  Mortgage.  Amounts  due under the guaranty are reduced by the  scheduled  principal  payments  under the
Mortgage.  The guaranty is enforceable  upon the  occurrence of certain  events, including a default as defined in the Mortgage, and expires upon satisfaction of the loan in April 2006. Pursuant to the operating  agreement,  any payments made under the  guaranty  would  increase the  guarantors'  ownership  interest.  The
Company  believes that the collateral of the  underlying  hotel is sufficient to repay the Mortgage without requiring  enforcement of the guaranty.  Accordingly, the  fair  value  of the  guarantee  was  determined  to be  insignificant  and, therefore, no liability has been recorded.

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

     REVENUE  RECOGNITION AND ACCOUNTS  RECEIVABLE - REAL ESTATE  INVESTMENT AND
     MANAGEMENT

The Company  leases  substantially  all of its  properties  to tenants under net leases which are  accounted for as operating  leases.  Under this type of lease, the tenant is obligated  to pay all  operating  costs of the property  including real estate taxes, insurance and repairs and maintenance.  Revenue is recognized as earned  and  deemed  collectible.  The effect of  stepped-rent  increases  on significant leases are recorded,  net of allowances,  on a straight-line  basis.
Gains on sales of real estate  assets and equity  investments  are recorded when the gain recognition criteria under generally accepted accounting  principles in the United States of America have been met.

The Company does not have leases that include  significant  rent  concessions or provisions  that require the lessee to fund capital  improvements  or to pay the lessor any revenues based upon indexes or rates that are not  explicitly  stated
in the lease.

Reimbursements  of certain costs  received from tenants are recognized as tenant reimbursement revenues.

Certain lease  agreements  provide for additional  rent based on a percentage of tenants'  sales.  These  percentage  rents are recorded once the required  sales levels are achieved.

Income on leveraged  leases is  recognized  by a method that produces a constant rate of return on the  outstanding  investment in the lease,  net of the related deferred tax liability, in the years in which the net investment is positive.

Accounts  receivable  are  recorded  at  the  outstanding  amounts,  net  of the
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

Accounts  receivable  are  recorded  at  the  outstanding  amounts,  net  of the
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

     MARKETABLE SECURITIES

The Company determines the appropriate  classification of marketable  securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2004 and 2003, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value,  based on quoted market prices.  Unrealized  gains and losses on available-for-sale  securities are recorded as a separate component of stockholders'  equity.  Realized gains and losses on the sale of securities,  as determined  on a first-in,  first-out  basis,  are included in the  Consolidated
Statements of Income.

The Company  reviews its  investments on a regular basis to evaluate  whether or not each security has experienced an other-than-temporary decline in fair value.
If it is believed that an other-than-temporary  decline exists, the Company will write down the investment to market value and record the related write-down as a loss in the Consolidated Statements of Income.

The Company's net income is directly affected by management's  classification of
marketable   securities,   as  well  as  its   determination   of   whether   an
other-than-temporary decline in the value of its investments exists.

     INVENTORIES

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

Depreciation is computed  utilizing the straight-line  method over the estimated useful lives of 18 to 39 years for  buildings,  ten to 39 years for  renovations and improvements and five to 15 years for equipment and fixtures.

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

     DISCONTINUED OPERATIONS

The Company is required to make certain  subjective  assessments  utilizing  the provisions  of SFAS No.  144 in  determining  whether a  long-lived  asset to be disposed  of should be  reclassified  as  discontinued  operations.  The Company considers  real  property  to be held  for  sale and  reported  as  discontinued
operations  if  management  commits to a plan to sell the asset  under usual and customary  terms and believes  such sale will be completed  within one year.  In such event, the financial results  associated with these assets are reclassified as discontinued operations for all periods presented. Although operating income, income from continuing  operations and income from  discontinued  operations are directly  affected by  management's  assessments,  the  reclassification  has no impact on net income.

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
The Company  has  assumed  that the  expected  long-term  rate of return on plan assets to be 8% in each of the last three years. Based on the Company's existing and forecasted asset  allocation and related  long-term  investment  performance results,  the Company  believes that its  assumption of future  returns of 8% is reasonable.  The  assumed  long-term  rate of return on assets is  applied  to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a systematic  manner.  This produces the expected  return on plan assets that is included in pension income (expense). The difference between this expected  return  and the  actual  return on plan  assets is  deferred.  The net deferral  of past asset gains  (losses)  affects  the  calculated  value of plan assets and,  ultimately,  future  pension  income  (expense).  A 100 basis point change  in the  expected  long-term  rate of return on plan  assets  would  have changed fiscal 2004 pension expense by $94,000.

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

Funds of the Company in excess of those needed for working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.  Changes in U.S.

interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent  balances and other interest bearing  investments.  Although interest rates have  begun to rise,  given the level of cash and other  interest  bearing investments currently held by the Company and the decline in U.S. interest rates over the past  several  years,  the  Company's  earnings  have  been  negatively impacted.

The Company's  marketable  securities consist of U.S. investments in both common and preferred  equity issues and are subject to the  fluctuations  in U.S. stock
markets.   Most  of  the  Company's   mortgages   payable  are  fixed  rate  and
self-amortizing  from  the net  cash  flow  of the  underlying  properties.  The
Company's derivative  instruments  primarily consist of put and/or call options.
Such derivatives are subject to the fluctuations in U.S. stock markets.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2004,  2003 and 2002,  9.5%, 8.2% and 6.0% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
dollar.  However,  the Company  does not believe this risk to be material to its overall  financial  position.  Since  the  Euro has been  relatively  stable  in relation to the U.S. dollar,  the Company's results have not been  significantly impacted  by  foreign  exchange  gains or losses in the past.  Accordingly,  the
Company has not entered into forward exchange  contracts to hedge this exposure.
If such exposure were to increase in the future,  the Company may reexamine this practice to minimize the associated risks.

The  Company's  manufacturing   operations  utilize  various  metal  commodities
(principally  stainless steel) in the  manufacturing  process.  While key metals purchased  from foreign  entities are  generally  denominated  in U.S.  dollars, fluctuations in the suppliers' local currencies may impact pricing.  The Company is unable to quantify the effects of such fluctuations;  however,  it does enter into purchase  commitments  for certain key metals that  generally do not exceed twelve  months which tends to minimize  short-term  currency  fluctuations.  The
Company's  financial  results,  however,  could  be  significantly  affected  by fluctuations in metals pricing.

The following is a tabular presentation of quantitative market risks at December
31, 2004:

                                                          PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                                ----------------------------------------------------------------------
                                                                                                               FAIR
                                                                                            THERE-             VALUE
(Dollars in thousands)                            2005     2006     2007    2008    2009    AFTER    TOTAL    12/31/04
                                                ----------------------------------------------------------------------
ASSETS
Available-for-sale securities                   $54,456  $   --   $  --   $  --   $    --  $    --  $54,456   $54,456
Notes receivable                                $   280  $ 3,081  $  321  $  360  $    80  $   620  $ 4,742   $ 5,415
Average interest rates                            13.8%    13.5%   12.1%   11.7%    11.3%    14.0%

LIABILITIES
Long-term debt, including current
   portion
     Fixed rate                                 $ 2,394  $   688  $  364  $  404  $ 3,033  $ 1,552  $ 8,435   $ 8,329
     Average interest rate                         6.5%     6.4%    6.4%    6.4%     6.4%     6.5%

Derivative instruments (1)                      $   581  $    --  $   --  $  --   $    --  $    --  $   581   $   581

(1)  Consisting of put and/or call options.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated  Financial Statements for a full description of recent accounting  pronouncements  including the respective dates of adoption and effects on results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

Certain  statements in this annual report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties  inherent in forward-looking  statements the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  The following are some of the risks that could cause actual results to differ  significantly from those expressed or implied by such statements:

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

Although the Company's  leases are generally  long-term and may be below market, real  property  investments  are  subject  to  varying  degrees  of risk and are relatively illiquid.  Among the factors that may impact our real estate property values or the revenues  derived from our  portfolio are changes in the national, regional and local economic  climate,  the  attractiveness  of our properties to tenants,  competition from other available property owners and changes in market rental rates.  Our  performance  also depends on the financial  condition of our tenants and our  ability to collect  rent from  tenants and to pay for  adequate maintenance,  insurance and other operating costs,  including real estate taxes, which could  increase  over time.  Also,  the expenses of owning and operating a property are not necessarily  reduced when  circumstances such as market factors and competition cause a reduction in income from the property.

OUR RESULTS COULD BE  NEGATIVELY  AFFECTED BY  DELINQUENCIES  IN OUR MORTGAGE OR
HIGH-YIELD LOAN RECEIVABLES.

On a limited  basis we provide  high-yield,  short-term  mortgage  loans that we believe are collateralized by desirable properties at substantial  value-to-loan ratios. In addition,  we have provided purchase money notes to buyers of certain real estate properties.  Although we believe that the collateral for these loans is sufficient to recover its carrying  value,  changes in the real estate market in the locale in which the property is located or  delinquencies by the borrower could negatively affect our carrying value for these loans and, ultimately,  our results of operations and cash flows.

OFF-BALANCE SHEET OBLIGATIONS COULD DEPLETE OUR LIQUIDITY AND CAPITAL RESOURCES.

We do not have any off-balance sheet arrangements that we believe are reasonably likely to have a material  current or future effect on our financial  condition, changes in financial  condition,  revenues or expenses,  results of  operations, liquidity,  capital  expenditures  or capital  resources.  The debt of the joint ventures in which we have an ownership interest are non-recourse obligations and are  collateralized  by the entity's  real  property.  In one  instance,  we and another  partner have jointly and severally  guaranteed not more than $4 million
of  the  joint  venture's  mortgage  obligation.   We  believe  that  with  each
arrangement  the value of the  underlying  property and its operating cash flows are  sufficient  to  satisfy  its  obligations.  In  addition,  except  for  the guarantee, we are not obligated for the debts of the joint ventures. However, we could  decide  to  satisfy  the  debts  of the  joint  venture  to  protect  our investment.  In such event, our capital resources and financial  condition would be reduced and, in certain  instances,  the carrying value of our investment and our results of operations would be negatively impacted.

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

OUR ENGINEERED PRODUCTS SEGMENT RELIES ON SIGNIFICANT CUSTOMERS.

The Company  sells its  engineered  products to many  customers  throughout  the world.  Historically,  a small number of  customers  accounted  for  significant portions of these sales.  For the year ended  December  31,  2004,  sales by the engineered  products segment to General Motors, its largest customer,  accounted for  18.7%  of the  segment's  sales.  Since  our  engineered  products  segment accounted for 64.9% of our  consolidated  revenues for 2004, the loss of General
Motors as a  customer  would  adversely  affect  our  revenues  and  results  of operations.

AN INTERRUPTION IN THE SUPPLY, OR A SIGNIFICANT INCREASE IN THE COST, OF OUR RAW
MATERIALS  COULD  HAVE A MATERIAL  ADVERSE  EFFECT ON OUR  REVENUES,  RESULTS OF
OPERATIONS AND CASH FLOWS.

The principal raw materials used in the Company's  engineered  products business are  stainless  steel  wire and  steel-related  products,  which  are  typically
purchased  from  multiple   suppliers   throughout  the  world.  The  price  and
availability of raw materials can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs,  supply and demand,  competition,  import duties and tariffs and currency exchange rates.  These factors could  significantly  affect the availability and cost of our raw  materials  which are  generally  purchased  at  levels  that we believe  will  satisfy  the  anticipated  needs  of  our  customers  based  upon contractual commitments,  historical buying practices and market conditions.  We may be unable to recover raw  material  cost  increases  due to  contractual  or competitive  conditions.  Conversely,  reductions  in raw material  prices could result in lower sales prices for our  products  and lower  margins as we utilize existing inventories. Therefore, changing raw material costs could significantly impact our revenues, gross margins, operating and net income. If, in the future, we are  unable to obtain  sufficient  amounts of  stainless  steel wire or other critical raw materials on a timely basis and at  competitive  prices,  we may be unable to  fulfill  our  customers'  requirements,  which  could have a material adverse effect on our business,  financial condition,  results of operations and cash flows.

PROTECTION OF OUR INTELLECTUAL  PROPERTY IS LIMITED;  WE ARE SUBJECT TO THE RISK
OF THIRD PARTY CLAIMS OF INFRINGEMENT.

Our  engineered  products  business  relies in large  part upon our  proprietary scientific and engineering "know-how" and production  techniques.  Historically, patents have not been an important  part of our  protection of our  intellectual
property  rights.   We  rely  upon  the  laws  regarding   unfair   competition,
restrictions in licensing  agreements and confidentiality  agreements to protect
our  intellectual   property.  We  limit  access  to  and  distribution  of  our proprietary information.

Our ability to compete  successfully  and  achieve  future  revenue  growth will depend,  in part,  on our  ability to protect  our  proprietary  technology  and operate  without  infringing  upon the  rights of others.  We are not  currently involved in any  litigation  regarding the  infringement  upon our  intellectual property or regarding our infringement upon the intellectual property of others.

OUR  OPERATIONS  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATION  AND  ENVIRONMENTAL
PROBLEMS WHICH ARE POSSIBLE AND CAN BE COSTLY.

Our engineered  products  segment is subject to a variety of federal,  state and local governmental  regulations  relating to the storage,  discharge,  handling, emission,  generation,  manufacture  and  disposal  of toxic or other  hazardous substances used to manufacture our products. We believe that we are currently in compliance  in all  material  respects  with such  regulations  and that we have
obtained  all   necessary   environmental   permits  to  conduct  our  business.
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

We have  undertaken the  completion of  environmental  studies  and/or  remedial action at Metex' two New Jersey facilities and have recorded a liability for the
estimated   investigation,   remediation  and  administrative   costs  associate
therewith  (See  "Environment  Regulations"  in  Item 1 of Part I and  Note  18,
"Commitments and Contingences" of Notes to Consolidated Financial Statements).

The  Company  may revise  such  estimates  in the future due to the  uncertainty regarding the nature,  timing and extent of any remediation  efforts that may be required  at these  sites,  should an  appropriate  regulatory  agency deem such efforts to be necessary.  The estimates may also be revised as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although  we do not  expect  such  events to  significantly  change our estimates,  adverse  decisions or events,  particularly  as to the merits of our factual and legal basis, could cause us to change our estimate of liability with respect to such  matters in the  future.  Accordingly,  we are unable to predict whether our estimate of future remediation costs will materially increase in the future.

MR. A.F. PETROCELLI CAN CONTROL THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER
APPROVAL.

As of the date of this  annual  report on Form 10-K,  Mr. A.F.  Petrocelli,  the
Company's Chairman, President and Chief Executive Officer, beneficially owns, in the  aggregate,  approximately  64% of the  Company's  outstanding  Common Stock
(exclusive  of options).  Such amount  includes  shares held by his wife and the
Attilio  and  Beverly  Petrocelli  Foundation,   a  not  for  profit  charitable
organization.  Such amount does not include shares held by the adult children or the grandchildren of Mr.  Petrocelli.  Accordingly,  Mr. Petrocelli is therefore able  to  exercise  considerable  influence  over  the  outcome  of all  matters requiring  stockholder  approval,  including  the election of directors  and the approval  of  significant  corporate  transactions,  such as  mergers  or  other business combinations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 15,  "Exhibits and Financial  Statement  Schedules"
and are contained in this Form 10-K, beginning on page 27.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's  auditors for the year ended December 31, 2003 were Grant Thornton
LLP ("Grant Thornton").  As stated in the Company's proxy statement dated May 7,
2004, the Company annually reviews the selection of its independent auditors and
has  solicited  bids  from  independent   accountants  to  audit  the  Company's
consolidated  financial  statements  for the year ended  December 31, 2004. As a result of  financial  and other  considerations,  the Audit  Committee  voted on
October 6, 2004 to appoint  Goldstein  Golub  Kessler LLP as the  Company's  new
independent accountants.

Pursuant to item 304(a) of Regulation S-K, the Company reports the following:

(a)  Previous Independent Accountants

     (i)    On October 6, 2004, the Company retained Goldstein Golub Kessler LLP as its independent  certified  public  accountants in place of Grant
            Thornton,  who were dismissed as independent auditors of the Company effective October 6, 2004.

     (ii)   The  reports  of  Grant  Thornton  on  the  Company's   consolidated
            financial  statements  for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (iii)  The  decision  to  change  accountants  was  approved  by the  Audit
            Committee of the Board of Directors.

     (iv)   In  connection  with  the  audits  of  the  Company's   consolidated
            financial  statements  for each of the two most recent  fiscal years ended December 31, 2003 and through  October 6, 2004,  there were no disagreements  with  Grant  Thornton  on any  matter  of  accounting principles or practices,  financial statement disclosure or auditing scope and procedure  which,  if not resolved to the  satisfaction of
            Grant Thornton, would have caused it to make reference to the matter in their report.

     (v)    There were no "reportable  events" as that term is described in Item
            304(a)(1)(v) of Regulation S-K.

     (vi)   The Company  requested Grant Thornton to furnish a letter  addressed to the Securities and Exchange  Commission stating whether it agreed with the above statements.  A copy of that letter, dated October 11,
            2004, was filed with the Securities and Exchange Commission.

(b)  New Independent Accountants

     (i)    The  Company  engaged   Goldstein  Golub  Kessler  LLP  as  its  new
            independent  accountants  effective  October 6, 2004. During the two most recent  fiscal years and through  October 6, 2004,  the Company has not consulted  with  Goldstein  Golub Kessler LLP concerning the
            Company's   consolidated   financial   statements,   including   the
            application  of  accounting  principles  to a specified  transaction
            (proposed or  completed)  or the type of audit opinion that might be rendered on the Company's  consolidated  financial statements or any
            matter  that  was  either  the  subject  of  a   "disagreement"   or
            "reportable  event"  (as  such  terms  are  defined  in Item  304 of
            Regulation S-K) with the previous independent accountants.

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

ITEM 9B.  OTHER INFORMATION

The salary of A.F.  Petrocelli,  the  Company's  Chairman,  President  and Chief
Executive  Officer,  is set forth in his employment  agreement with the Company, which was filed as an exhibit  to the  Company's  Form 10-K for the fiscal  year ended  December  31,  2003.  Per  Mr.  Petrocelli's  employment  agreement,  the
Company's  Compensation and Stock Option Committee (the "Committee")  determines the amount of bonus paid to him annually.  The Committee,  in consultation  with
Mr.  Petrocelli,  determines the salary of Anthony J. Miceli, the Company's Vice
President and Chief Financial  Officer,  who does not have a written  employment agreement with the Company. Effective January 2005, Mr. Miceli received a salary
increase.   In  December  2004,  the  Committee  approved  bonuses  for  Messrs.
Petrocelli and Miceli  payable in 2005.  Such bonuses were  consistent  with the bonuses  paid to Messrs.  Petrocelli  and Miceli in prior  years and the Company does not believe  the salary  increase  for Mr.  Miceli  constitutes  a material change from the disclosure in the Company's  Proxy Statement for its 2004 Annual
Meeting of Stockholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see "Related
Party Transactions" in Item 7 and Note 12,  "Transactions with Related Parties,"
of Notes to  Consolidated  Financial  Statements,  contained  elsewhere  in this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Stockholders under the caption "Independent Auditors" and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS.  The following Consolidated Financial
        Statements and Consolidated Financial Statement Schedules of the Company
        are included in this Form 10-K on the pages indicated:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               PAGE
        Report of Independent Registered Public Accounting Firm

        Consolidated Statements of Income for the Years Ended
          December 31, 2004, 2003 and 2002 ...................................................30
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
          for the Years Ended December 31, 2004, 2003 and 2002 ...............................31
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2004, 2003 and 2002 ................................................32-33
        Notes to Consolidated Financial Statements ........................................34-53

    (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    (3) SUPPLEMENTARY DATA

        Quarterly Financial Data (Unaudited)..................................................57

        Schedules  not  listed  above  are  omitted  as  not  applicable  or the information is presented in the financial statements or related notes.

 (b) EXHIBITS

     3.1.  Amended and  Restated  Certificate  of  Incorporation  of the Company
           (incorporated  by reference  to exhibit 3.1 filed with the  Company's report on Form 10-K for the fiscal year ended December 31, 1993).

     3.2.  Amendment to the Amended and Restated Certificate of Incorporation of
           the Company  (incorporated by reference to exhibit 3.2 filed with the
           Company's  report on Form 10-K for the fiscal year ended December 31,
           2003).

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

    10.4.  Amended and Restated  Employment  Agreement  dated as of November 17,
           2003 by and between the Company and A. F. Petrocelli (incorporated by reference  to exhibit  10.4 filed with the  Company's  report on Form
           10-K for the fiscal year ended December 31, 2003).

    10.5.  Revolving  Credit  Agreement  dated as of December 10, 2002, with the financial parties thereto  (incorporated by reference to exhibit 10.7 filed  with the  Company's  report on Form 10-K for the  fiscal  year ended December 31, 2002).

    * 21.  Subsidiaries of the Company.

  * 23.1.  Consent of Independent  Registered Public Accounting Firm - Goldstein
           Golub Kessler LLP.

  * 23.2.  Consent of  Independent  Registered  Public  Accounting  Firm - Grant
           Thornton LLP.

  * 31.1.  Certification  of  the  Chief  Executive  Officer  pursuant  to  Rule
           13a-15(e) and 15d-15(e).

  * 31.2.  Certification  of  the  Chief  Financial  Officer  pursuant  to  Rule
           13a-15(e) and 15d-15(e).

  * 32.1.  Certification  of the Chief Executive  Officer  pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

  * 32.2.  Certification  of the Chief Financial  Officer  pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

* Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED CAPITAL CORP.

Dated:  March 21, 2005                    By:/s/ A. F. Petrocelli
                                             ----------------------------------
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

Dated:  March 21, 2005                    By:/s/ A. F. Petrocelli
                                             -----------------------------------
                                             A. F. Petrocelli
                                             Chairman, President and
                                             Chief Executive Officer

Dated:  March 21, 2005                    By:/s/ Howard M. Lorber
                                             -----------------------------------
                                             Howard M. Lorber
                                             Director

Dated:  March 21, 2005                    By:/s/ Robert M. Mann
                                             -----------------------------------
                                             Robert M. Mann
                                             Director

Dated:  March 21, 2005                    By:/s/ Anthony J. Miceli
                                             -----------------------------------
                                             Anthony J. Miceli
                                             Chief Financial Officer,
                                             Chief Accountant, Secretary
                                             and Director

Dated:  March 21, 2005                    By:/s/ Arnold S. Penner
                                             -----------------------------------
                                             Arnold S. Penner
                                             Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the  accompanying  consolidated  balance sheet of United Capital
Corp. and  Subsidiaries  (the "Company") as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash  flows for the year then  ended.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and Subsidiaries as of December 31, 2004 and the  consolidated  results of its  operations  and its  consolidated  cash  flows for the year  then  ended in conformity with United States generally accepted accounting principles.

We have also audited the consolidated financial statement schedules for the year ended December 31, 2004,  listed in the Index at Item 15(a)(2).  In our opinion, these schedules, when considered in relation to the basic consolidated financial statements  taken as a whole,  present  fairly,  in all material  respects,  the information required to be set forth therein.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the  accompanying  consolidated  balance sheet of United Capital
Corp. and Subsidiaries  (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended  December 31, 2003.
These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we  engaged to perform  an audit of its  internal  control  over financial reporting.  Our audits included consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp. and Subsidiaries as of December 31, 2003, and the consolidated  results of their operations and their  consolidated cash flows for each of the two years in the period ended  December 31, 2003, in conformity  with  accounting  principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has reclassified  the 2003 and 2002  consolidated  financial  statements  to reflect certain discontinued operations.

Our audit was  conducted  for the  purpose  of  forming  an opinion on the basic financial statements taken as a whole. The schedules listed in the Index at Item
15(a)(2)  for each of the two years in the period  ended  December  31, 2003 are presented  for  purposes of  additional  analysis  and are not part of the basic financial  statements.  These  schedules  have been  subjected  to the  auditing procedures  applied in the audit of the basic  financial  statements and, in our opinion  are fairly  stated in all  material  respects  in relation to the basic financial statements as a whole.

/s/ GRANT THORNTON LLP

Melville, New York
February  13,  2004,  except for the  reclassification  of certain  discontinued
operations described in Note 2 as to which the date is February 25, 2005

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                      AS OF DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                                2004                           2003
                                                                        -----------------------       ----------------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $       84,783                 $       59,210
    Marketable securities                                                          54,456                         49,612
    Notes and accounts receivable, net                                              7,350                          6,433
    Inventories                                                                     4,132                          4,155
    Prepaid expenses and other current assets                                         892                            961
    Deferred income taxes                                                             354                             -
    Current assets of discontinued operations                                          -                              87
                                                                           --------------                 --------------
      TOTAL CURRENT ASSETS                                                        151,967                        120,458
                                                                           --------------                 --------------

Property, plant and equipment, net                                                  2,337                          3,098
Real property held for rental, net                                                 31,377                         32,850
Investments in joint ventures                                                      19,398                         19,819
Noncurrent notes receivable                                                         4,462                          2,862
Other assets                                                                        2,051                          3,194
Noncurrent assets of discontinued operations                                        1,132                          7,433
                                                                           --------------                 --------------
      TOTAL ASSETS                                                         $      212,724                 $      189,714
                                                                           ==============                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                   $        2,394                 $        2,938
    Accounts payable and accrued liabilities                                       10,106                          9,138
    Income taxes payable                                                            7,014                          7,270
    Deferred income taxes                                                              -                           3,947
    Current liabilities of discontinued operations                                     45                          1,114
                                                                           --------------                 --------------
      TOTAL CURRENT LIABILITIES                                                    19,559                         24,407
                                                                           --------------                 --------------

Long-term debt                                                                      6,041                          8,459
Other long-term liabilities                                                        30,316                         30,848
Deferred income taxes                                                               2,739                          1,783
                                                                           --------------                 --------------
      TOTAL LIABILITIES                                                            58,655                         65,497
                                                                           --------------                 --------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.10 par value, authorized 17,500 shares; issued and
     outstanding 9,130 and 9,092 shares, respectively                                 913                            909
    Retained earnings                                                             152,266                        114,436
    Accumulated other comprehensive income, net of tax                                890                          8,872
                                                                           --------------                 --------------

      TOTAL STOCKHOLDERS' EQUITY                                                  154,069                        124,217
                                                                           --------------                 --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      212,724                 $      189,714
                                                                           ==============                 ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         2004              2003              2002
                                                                     ------------      ------------    --------------

REVENUES:
    Net sales                                                         $ 38,335          $ 34,019          $ 33,513
    Rental revenues from real estate operations                         20,726            20,749            19,895
                                                                      --------          --------          --------

                      Total revenues                                    59,061            54,768            53,408
                                                                      --------          --------          --------

OPERATING EXPENSES (INCOME):
    Cost of sales                                                       27,026            23,895            24,500
    Real estate operations:
       Mortgage interest expense                                           662               933             1,176
       Depreciation expense                                              2,570             2,727             2,842
       Other operating expenses                                          7,693             7,479             6,697
    General and administrative expenses                                  5,843             6,016             6,246
    Selling expenses                                                     3,985             3,589             3,504
    Net gains on the sale of real estate assets                           --                (153)           (5,708)
                                                                      --------          --------          --------

                      Operating income                                  11,282            10,282            14,151
                                                                      --------          --------          --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                         2,114             1,696             1,934
    Interest expense                                                      (450)             (443)             (532)
    Other income and expense, net                                       22,435             4,885            10,313
                                                                      --------          --------          --------

                      Total other income                                24,099             6,138            11,715
                                                                      --------          --------          --------

    Income from continuing operations before income taxes               35,381            16,420            25,866

    Provision for income taxes                                          10,232             6,204             5,312
                                                                      --------          --------          --------

    INCOME FROM CONTINUING OPERATIONS                                   25,149            10,216            20,554
                                                                      --------          --------          --------

DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of tax provision
       of $563, $810 and $1,565, respectively                              845             1,213             2,349
    Net gain on disposal of discontinued operations, net of tax
       provision of $7,575, $2,357 and $316, respectively               11,363             3,535               474
                                                                      --------          --------          --------

    INCOME FROM DISCONTINUED OPERATIONS                                 12,208             4,748             2,823
                                                                      --------          --------          --------

    NET INCOME                                                        $ 37,357          $ 14,964          $ 23,377
                                                                      ========          ========          ========

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                 $   2.76          $   1.13          $   2.24
    Income from discontinued operations                                   1.34               .52               .31
                                                                      --------          --------          --------
    NET INCOME PER SHARE                                              $   4.10          $   1.65          $   2.55
                                                                      ========          ========          ========

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                 $   2.32          $    .96          $   2.06
    Income from discontinued operations                                   1.13               .44               .28
                                                                      --------          --------          --------
    NET INCOME PER SHARE ASSUMING DILUTION                            $   3.45          $   1.40          $   2.34
                                                                      ========          ========          ========

DIVIDENDS PAID PER SHARE                                              $     --          $   1.00          $     --
                                                                      ========          ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                    COMMON STOCK ISSUED                COMPREHENSIVE      TOTAL
                                                   --------------------    RETAINED       INCOME,      STOCKHOLDERS'  COMPREHENSIVE
                                                     SHARES    AMOUNT      EARNINGS     NET OF TAX        EQUITY          INCOME
                                                   ---------  ---------  ----------- ---------------   ------------   -------------

BALANCE - JANUARY 1, 2002                            9,282     $ 928     $  89,536     $  5,877       $  96,341

Purchase and retirement of common shares              (296)      (29)       (3,741)        --            (3,770)
Proceeds from the exercise of stock options             53         5           472         --               477
Net income                                            --        --          23,377         --            23,377       $ 23,377
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net of
      tax effect of $1,165                            --        --            --         (2,167)         (2,167)        (2,167)
    Reclassification adjustment for net
      gains realized in net income, net of
      tax effect of $1,414                            --        --            --         (2,624)         (2,624)        (2,624)
                                                                                                                      ---------
Comprehensive income                                                                                                  $ 18,586
                                                   -------    ------      --------      -------        --------       =========
BALANCE - DECEMBER 31, 2002                          9,039       904       109,644        1,086         111,634
                                                   -------    ------      --------      -------        --------
Dividends paid                                        --        --          (9,102)        --            (9,102)
Purchase and retirement of common shares              (166)      (17)       (3,172)        --            (3,189)
Proceeds from the exercise of stock options            219        22         1,440         --             1,462
Tax benefit from employee stock options               --        --             662         --               662
Net income                                            --        --          14,964         --            14,964       $ 14,964
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net of
      tax effect of $3,879                            --        --            --          8,405           8,405          8,405
    Reclassification adjustment for net
      gains realized in net income, net of
      tax effect of $313                              --        --            --           (619)           (619)          (619)
                                                                                                                      ---------
Comprehensive income                                                                                                  $ 22,750
                                                   -------    ------      --------      -------        --------       =========
BALANCE - DECEMBER 31, 2003                          9,092       909       114,436        8,872         124,217
                                                   -------    ------      --------      -------        --------

Proceeds from the exercise of stock options             38         4           302         --               306
Tax benefit from employee stock options               --        --             171         --               171
Net income                                            --        --          37,357         --            37,357       $ 37,357
Other comprehensive income, net of tax:
    Change in net unrealized gain on
      available-for-sale securities, net of
      tax effect of $2,812                            --        --            --          5,223           5,223          5,223
    Reclassification adjustment for net
      gains realized in net income, net of
      tax effect of $7,111                            --        --            --        (13,205)        (13,205)       (13,205)
                                                                                                                      ---------
Comprehensive income                                                                                                   $ 29,375
                                                   -------    ------      --------      -------        --------       =========
BALANCE - DECEMBER 31, 2004                          9,130     $ 913     $ 152,266     $    890       $ 154,069
                                                   =======    ======      ========      =======        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                       2004             2003             2002
                                                                                     ---------       ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 37,357         $ 14,964         $ 23,377
   Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                  3,590            3,852            4,098
         Net gain on sale of available-for-sale securities                            (20,316)            (952)          (4,038)
         Net gain on sale of real estate assets                                          --               (153)          (5,708)
         Net gain on sale of other assets                                                (363)            --               --
         Net gain on disposal of discontinued operations, net of tax                  (11,363)          (3,535)            (474)
         Net realized and unrealized gain on derivative instruments                      (728)          (1,851)          (6,283)
         Net realized and unrealized gain on trading securities                          --               (411)             (35)
         Purchase of trading securities                                                  --               (961)            (791)
         Proceeds from sale of trading securities                                        --              2,673             --
         Equity in earnings of joint ventures                                            (512)          (1,478)            (673)
         Tax benefit from employee stock options                                          171              662             --
         Changes in assets and liabilities:
            Notes and accounts receivable, net                                           (821)            (896)             420
            Inventories                                                                    23             (478)           1,276
            Prepaid expenses and other current assets                                      69               (4)            (606)
            Deferred income taxes                                                         953             (860)           2,161
            Noncurrent notes receivable                                                  --                106                9
            Other assets                                                                  110              430             (650)
            Accounts payable and accrued liabilities                                      397              147            1,385
            Income taxes payable                                                       (7,831)            (346)          (2,641)
            Other long-term liabilities                                                  (532)            (120)              98
            Discontinued operations - noncash charges and
                 working capital changes                                                 (845)            (712)          (1,138)
                                                                                     ---------       ----------        --------

               NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (641)          10,077            9,787
                                                                                     ---------       ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                        (62,442)         (19,008)         (11,477)
     Proceeds from sale of available-for-sale securities                               65,634            7,438           11,701
     Proceeds from sale of real estate assets                                          24,302           11,942            7,258
     Proceeds from sale of other assets                                                 1,363             --               --
     Proceeds from sale of derivative instruments                                       1,312            1,739            5,093
     Purchase of derivative instruments                                                   (13)            --             (8,843)
     Purchase of note receivable                                                       (1,000)            --             (2,955)
     Acquisition of property, plant and equipment                                        (226)            (574)            (227)
     Principal payments on note receivable                                                104               81               22
     Acquisition of/additions to real estate assets                                    (1,097)            (359)            (169)
     Investments in joint ventures, net                                                  --               (256)         (23,128)
     Distributions from joint ventures                                                    933           13,304              776
                                                                                     ---------       ----------        --------

               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     28,870           14,307          (21,949)
                                                                                     ---------       ----------        --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In thousands)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                    2004               2003               2002
                                                                                 ----------       ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on mortgage obligations                                     (2,962)            (3,238)            (3,297)
    Net repayments under credit facilities                                           --                 --                 (525)
    Purchase and retirement of common shares                                         --               (3,189)            (3,770)
    Proceeds from the exercise of stock options                                       306              1,462                477
    Dividends paid                                                                   --               (9,102)              --
                                                                                 ----------       ------------      -----------

                NET CASH USED IN FINANCING ACTIVITIES                              (2,656)           (14,067)            (7,115)
                                                                                 ----------       ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               25,573             10,317            (19,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       59,210             48,893             68,170
                                                                                 ----------       ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 84,783           $ 59,210           $ 48,893
                                                                                 ==========       ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                                  $  1,001           $  1,329           $  1,652
                                                                                 ==========       ============      ===========

       Taxes                                                                     $ 17,517           $  7,418           $  7,349
                                                                                 ==========       ============      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of note receivable in connection with sale
       of real property (net of deferred gain in 2002)                           $    800           $   --             $     46
                                                                                 ==========       ============      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
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

REVENUE  RECOGNITION  AND  ACCOUNTS  RECEIVABLE  - REAL  ESTATE  INVESTMENT  AND
MANAGEMENT

The Company  leases  substantially  all of its  properties  to tenants under net leases which are  accounted for as operating  leases.  Under this type of lease, the tenant is obligated  to pay all  operating  costs of the property  including real estate taxes, insurance and repairs and maintenance.  Revenue is recognized as earned  and  deemed  collectible.  The effect of  stepped-rent  increases  on significant leases are recorded,  net of allowances,  on a straight-line  basis.
Gains on sales of real estate  assets and equity  investments  are recorded when the gain recognition criteria under generally accepted accounting  principles in the United States of America have been met.

The Company does not have leases that include  significant  rent  concessions or provisions  that require the lessee to fund capital  improvements  or to pay the lessor any revenues based upon indexes or rates that are not  explicitly  stated
in the lease.

Reimbursements  of certain costs  received from tenants are recognized as tenant reimbursement revenues.

Certain lease  agreements  provide for additional  rent based on a percentage of tenants'  sales.  These  percentage  rents are recorded once the required  sales levels are achieved.

Income on leveraged  leases is  recognized  by a method that produces a constant rate of return on the  outstanding  investment in the lease,  net of the related deferred tax liability, in the years in which the net investment is positive.

Accounts  receivable  are  recorded  at  the  outstanding  amounts,  net  of the
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

Accounts  receivable  are  recorded  at  the  outstanding  amounts,  net  of the
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

CASH AND CASH EQUIVALENTS

Cash  equivalents  of  $56,381  and  $36,818  at  December  31,  2004 and  2003,
respectively, consisted of commercial paper, overnight repurchase agreements and certificates  of deposit.  The Company  considers all highly liquid  investments with a  maturity,  at the  purchase  date,  of three  months  or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

MARKETABLE SECURITIES

The Company determines the appropriate  classification of securities at the time of purchase and reassesses the  appropriateness  of the  classification  at each reporting date. At December 31, 2004 and 2003, all marketable securities held by the Company have been  classified as  available-for-sale  and, as a result,  are stated at fair value, based on quoted market prices. Unrealized gains and losses on  available-for-sale  securities  are  recorded  as a  separate  component  of stockholders'  equity.  Realized gains and losses on the sale of securities,  as determined  on a first-in,  first-out  basis,  are included in the  Consolidated
Statements of Income.

The Company  reviews its  investments on a regular basis to evaluate  whether or not each security has experienced an other-than-temporary decline in fair value.
If it is believed that an other-than-temporary  decline exists, the Company will write down the  investment to market value and record the related  write-down in the Consolidated Statements of Income.

NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable, net consist of the following:

                                                        DECEMBER 31,
                                               -------------------------
                                                   2004          2003
                                               -----------     ---------
Trade receivables                                 $6,389        $5,463
Rental receivables                                   608           265
Other receivables                                    397           974
Current portion of notes receivable                  280            55
                                               -----------     ---------
     Total                                         7,674         6,757
Less:  Allowance for doubtful accounts               324           324
                                               -----------     ---------
                                                  $7,350        $6,433
                                               ===========     =========

There were no changes in the Company's  allowance for doubtful  accounts  during the years ended December 31, 2004 and 2003.

INVENTORIES

Inventories  are  stated at the lower of cost or market  and  include  material, labor and manufacturing overhead. The first-in,  first-out (FIFO) method is used to determine the cost of inventories. Inventories consist of the following:

                                                  DECEMBER 31,
                                        --------------------------------
                                            2004               2003
                                        -------------     --------------
Raw materials                              $1,985             $1,601
Work in process                               361                411
Finished goods                              1,786              2,143
                                        -------------     --------------
                                           $4,132             $4,155
                                        =============     ==============

DEPRECIATION AND AMORTIZATION

Depreciation  and  amortization  are provided on a straight-line  basis over the estimated useful lives of the related assets as follows:

      REAL PROPERTY HELD FOR RENTAL:
        Buildings                                               18 to 39 years
        Building renovations and improvements                   10 to 39 years
        Equipment and fixtures                                   5 to 15 years

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

PROPERTY, PLANT AND EQUIPMENT

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
The Company  has  assumed  that the  expected  long-term  rate of return on plan assets  to be 8% for  2004  and  2003.  Based  on  the  Company's  existing  and
forecasted  asset  allocation  and  related  long-term  investment   performance
results,  the Company  believes that its  assumption of future  returns of 8% is reasonable.  The  assumed  long-term  rate of return on assets is  applied  to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a systematic  manner.  This produces the expected  return on plan assets that is included in pension income (expense). The difference between this expected  return  and the  actual  return on plan  assets is  deferred.  The net deferral  of past asset gains  (losses)  affects  the  calculated  value of plan assets and,  ultimately,  future  pension  income  (expense).  A 100 basis point change  in the  expected  long-term  rate of return on plan  assets  would  have changed fiscal 2004 pension expense by $94.

RESEARCH AND DEVELOPMENT

The Company  expenses  research,  development and product  engineering  costs as incurred.  Approximately  $69,  $63 and $58 of such costs were  incurred  by the
Company in 2004, 2003 and 2002, respectively.

SHIPPING AND HANDLING COSTS

Shipping and  handling  costs billed to a customer are included in net sales and the related  costs are  included in cost of sales or selling  expenses.  For the years ended  December 31,  2004,  2003 and 2002,  shipping  and  handling  costs included in selling expenses were $477, $325 and $293, respectively.

DIVIDENDS

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend  of $1.00  per  common  share  (split-adjusted)  to all stockholders  of record as of June 20, 2003. The declaration of such dividend is within the  discretion  of the Board of  Directors.  While the Company  does not currently  expect to pay  additional  dividends,  the Board of  Directors  could reevaluate this position in the future. This dividend, totaling $9,102, was paid on July 10, 2003.

STOCK SPLIT

On June 10,  2003,  the  Company's  Board of  Directors  unanimously  adopted an amendment to the Company's  Articles of  Incorporation to increase the number of authorized  shares of the  Company's  common stock from 7,500 to 17,500  shares, subject to stockholder  approval.  A majority of the  outstanding  shares of the
Company  voted to approve this  proposal and the Company  declared a two-for-one stock split during August 2003. All references to the number of shares of common stock,  per share prices and earnings  per share  amounts have been  adjusted to reflect the  increase  in  authorized  capital and stock split on a  retroactive basis.

EARNINGS PER COMMON SHARE

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
"Accounting for Stock Issued to Employees" and related Interpretations ("APB No.
25"), and has adopted the disclosure provisions of SFAS No. 148, "Accounting for
Stock-Based  Compensation  -  Transition  and  Disclosure,  an amendment of FASB
Statement No. 123" ("SFAS No. 148"). Under APB No. 25,  compensation  expense is only  recognized  when the market value of the  underlying  stock at the date of grant exceeds the amount an employee must pay to acquire the stock.  The Company has issued stock options with an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly,  no compensation expense has been  recognized in the  Consolidated  Financial  Statements in connection  with employee stock option grants.

The following table  illustrates the effect on net income and earnings per share had the Company applied the fair value  recognition  provisions of SFAS No. 123,
"Accounting  for  Stock-Based  Compensation"  ("SFAS  No.  123") to  stock-based employee compensation.

                                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                              2004              2003               2002
                                                        ---------------    ---------------   -----------------

Net income, as reported                                    $   37,357         $   14,964         $   23,377
Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                      (2,396)            (2,586)            (2,068)
                                                           ----------         ----------         ----------
Pro forma net income                                       $   34,961         $   12,378         $   21,309
                                                           ==========         ==========         ==========

Earnings per share:
          Basic - as reported                              $     4.10         $     1.65         $     2.55
                                                           ==========         ==========         ==========
          Basic - pro forma                                $     3.84         $     1.37         $     2.33
                                                           ==========         ==========         ==========

          Diluted - as reported                            $     3.45         $     1.40         $     2.34
                                                           ==========         ==========         ==========
          Diluted - pro forma                              $     3.26         $     1.18         $     2.21
                                                           ==========         ==========         ==========

Pro forma  compensation  expense may not be  indicative  of pro forma expense in future years.  For purposes of  estimating  the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

The  Black-Scholes  model was developed for use in estimating  the fair value of traded options,  which have no vesting  restrictions and are fully transferable.
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

The  weighted-average  option fair values and the  assumptions  used to estimate these values are as follows (no options were granted during 2004):

                                             OPTIONS GRANTED DURING:
                                             -----------------------
                                                2003         2002
                                             -----------------------

Expected life (years)                             5           5
Risk free interest rate                         2.2%        4.4%
Expected volatility                            33.7%       34.2%

Dividend yield                                  0.0%        0.0%
Weighted-average option fair value            $7.26       $4.59

As discussed  below under  "Recent  Accounting  Pronouncements,"  the  Financial
Accounting  Standards  Board  ("FASB")  issued  SFAS  No.  123  (revised  2004),
"Share-Based  Payment" in December  2004.  The  provisions of this statement are effective  as of the first  interim or annual  period that begins after June 15,
2005.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments,  such as put and/or call options, in the Consolidated  Financial Statements at fair value regardless of the purpose or intent for holding the  instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in  stockholders'  equity as a component of accumulated  other  comprehensive income depending on whether the derivative  financial  instrument  qualifies for hedge  accounting  and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, changes in the fair value of derivatives accounted for as fair value  hedges are  recorded in income  along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in the fair value of derivatives  accounted for as cash flow hedges,  to the extent they are effective as hedges,  are recorded in accumulated  other  comprehensive income net of  deferred  taxes.  Changes in the fair  value of  derivatives  not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options or enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or  call  options.  At December  31,  2004 and 2003,  the fair value of such derivatives  was  ($581)  and  ($10),  respectively,  which  are  recorded  as a component  of  accounts  payable  and accrued  liabilities  in the  Consolidated
Balance  Sheets.  These  instruments  do not qualify for hedge  accounting,  and therefore changes in the derivatives' fair value are recognized in earnings. The
Company  recognized $728, $1,851 and $6,283 in net realized and unrealized gains from  derivative  instruments  for the years ended  December 31, 2004,  2003 and
2002,  respectively,  which are included in other income and expense, net in the
Consolidated Statements of Income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In  December  2003,  the FASB issued SFAS No. 132  (revised  2003),  "Employers'
Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R").
This  standard  requires new annual and interim  disclosures  about the types of plan assets,  investment  strategy,  measurement date, plan obligations and cash flows, as well as the components of the net periodic  benefit cost recognized in interim  periods.  The Company has adopted the disclosures  required by SFAS No.
132R (see Note 15).

In March 2004, the FASB issued  Emerging  Issues Task Force Issue No. 03-1, "The
Meaning  of  Other-Than-Temporary  Impairment  and Its  Application  to  Certain
Investments" ("EITF No. 03-1"), which provides guidance for assessing impairment losses on debt and equity investments.  Additionally, EITF No. 03-1 includes new disclosure  requirements  for  investments  that are  deemed  to be  temporarily impaired.  In September 2004, the FASB delayed the accounting provisions of EITF
No. 03-1;  however,  the disclosure  requirements remain effective and have been adopted by the  Company.  The  Company  will  evaluate  the  effect,  if any, of implementing EITF No. 03-1 when final guidance is released.

In November 2004, the FASB issued SFAS No. 151,  "Inventory Costs - an amendment of ARB No.  43,  Charter  4" ("SFAS  No.  151").  This  standard  clarifies  the accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs,  and  wasted  material  (spoilage)  and  requires  that  those  items  be recognized  as  current-period  charges  regardless  of  whether  they  meet the criterion of "so  abnormal."  In addition,  SFAS No. 151 requires  allocation of fixed  production  overhead  to the costs of  conversion  be based on the normal capacity of the production  facilities.  SFAS No. 151 is effective for inventory costs incurred  during fiscal years  beginning after June 15, 2005. The adoption of SFAS No.  151 is not  expected  to have a  material  impact on the  Company's financial position or results of operations.

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment"  ("SFAS No. 123R"),  which replaces SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires that the  compensation  cost relating to  share-based payment  transactions be recognized in financial statements based on alternative fair value models.  The share-based  compensation cost will be measured based on the fair value of the equity or liability  instruments  issued.  Per APB No. 25, compensation  expense was recognized only to the extent the fair value of common stock  exceeded the stock option  exercise  price at the  measurement  date.  In addition,  the pro forma disclosures  previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  SFAS No. 123R
also   requires  the  benefits  of  tax   deductions  in  excess  of  recognized
compensation  cost to be  reported  as a  financing  cash flow rather than as an operating  cash flow as  required  under  current  literature.  SFAS No. 123R is effective  as of the first  interim or annual  period that begins after June 15,
2005.  The Company is evaluating the  requirements  of SFAS No. 123R and expects that the adoption  will have a material  impact on the  consolidated  results of operations and earnings per share similar to the current  pro-forma  disclosures under SFAS No. 123 (see "Stock-Based Compensation" above).

2.   REAL ESTATE

The Company is the lessor of real estate under operating  leases which expire in various years through 2078. The following is a summary of real property held for rental:

                                                       DECEMBER 31,
                                                ------------------------
                                                   2004           2003
                                                -----------   ----------
Land                                              $12,200       $12,200
Buildings                                          77,766        77,766
Building renovations and improvements               4,648         3,767
Equipment and fixtures                              1,596         1,410
                                                  -------       --------
                                                   96,210        95,143
Less:  Accumulated depreciation                    64,833        62,293
                                                  -------       --------
                                                  $31,377       $32,850
                                                  =======       ========

As of December 31,  2004,  total  minimum  future  rentals to be received  under noncancelable  leases  for each of the next  five  years and  thereafter  are as follows:

            YEARS ENDING DECEMBER 31,

               2005                                   $   15,999
               2006                                        9,906
               2007                                        8,459
               2008                                        7,385
               2009                                        6,722
               Thereafter                                 50,983
                                                      ----------
               Total minimum future rentals           $   99,454
                                                      ===========

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional  rentals that may be received  under certain  leases which provide for such rentals based upon a percentage  of lessees'  sales.  Percentage  rents included in net income from real  properties  held for rental for 2004, 2003 and
2002 were approximately $777, $758 and $631, respectively.

PROPERTY SALES

During 2004, the Company  divested itself of seven  commercial  properties which had a net book value of $5,265 from its real estate  investment  and  management segment. The cash proceeds from these transactions were $9,327. In addition, the
Company  received an $800 purchase money mortgage in connection with the sale of one of these properties.  These  transactions  resulted in a gain of $2,917 on a net of tax basis.  In addition,  the Company sold three of its shopping  centers which  had a  net  book  value  of  $899.  The  aggregate  proceeds  from  these transactions were $14,975,  resulting in a gain of $8,446 on a net of tax basis.
Two of the properties,  one commercial and one shopping center, were contributed to charitable  organizations  in the first quarter of 2004 for a nominal amount.
The net book value of these  properties and their fair market value,  determined by appraisals, were $341 and $4,590, respectively.

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

Included in net gain on disposal of  discontinued  operations for the year ended
December  31,  2003 is a loss of $867,  on a net of tax  basis,  related  to the write-down  of a commercial  property sold in January 2004 where the sales price was below its carrying value.

During 2002, the Company sold an office property from its real estate investment and management  segment which had a net book value of $51. The property was sold for a sales price of approximately $3,400,  including a mortgage note receivable of $3,100. In accordance with accounting  principles  generally  accepted in the
United States of America, the gain from the sale of this property was recognized under the installment method and, accordingly,  the carrying value of noncurrent notes  receivable  was reduced by the deferred  gain.  During 2003, the mortgage note  receivable  was  satisfied  and  the  balance  of the  deferred  gain  was recognized.  For the years ended December 31, 2003 and 2002, gains of $1,824 and
$176 on a net of tax basis were recognized from this sale, respectively.

The results of operations for these  properties for the years ended December 31,
2004, 2003 and 2002 have been  reclassified to discontinued  operations on a net of tax basis.  In addition,  the assets and  liabilities  associated  with these properties have been reclassified to discontinued operations in the accompanying
Consolidated Balance Sheet at December 31, 2003. These amounts primarily consist of real property, net of accumulated depreciation,  rents receivable, prepaid or accrued charges and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                     2004       2003      2002
                                               -----------  ----------  --------
Rental revenues from real estate operations       $   792    $ 2,487    $ 4,027
Mortgage interest expense                             (19)      (104)      (214)
Depreciation expense                                  (46)      (298)      (339)
Other operating expenses                             (524)      (941)      (736)
                                                  --------   ---------  --------
Operating income                                  $   203    $ 1,144    $ 2,738
                                                  ========   =========  ========

PROPERTIES HELD FOR SALE

As of December 31, 2004, the Company considered three commercial  properties and one property  classified  as a day-care  center and offices from its real estate and  investment  management  segment  to  be  held  for  sale  and  reported  as discontinued operations.

The  results  of  operations  for these  properties  have been  reclassified  to discontinued  operations on a net of tax basis in the Consolidated Statements of
Income for the years ended  December 31, 2004,  2003 and 2002. In addition,  the assets and liabilities associated with these properties, which primarily consist of real property, net of accumulated depreciation,  rents receivable, prepaid or accrued  charges and mortgage  obligations,  if any, have been  reclassified  to discontinued  operations  in the  accompanying  Consolidated  Balance  Sheets at
December 31, 2004 and 2003.

Summarized financial  information for properties held for sale and accounted for as discontinued operations at December 31, 2004 is as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                     2004       2003      2002
                                                ----------  ---------  ---------
Rental revenues from real estate operations       $ 1,500    $ 1,217    $ 1,429
Depreciation expense                                  (89)       (91)      (123)
Other operating expenses                             (206)      (247)      (130)
                                                ----------  ---------  ---------
Operating income                                  $ 1,205    $   879    $ 1,176
                                                ==========  =========  =========

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is principally used in the Company's manufacturing operations and consists of the following:

                                                               DECEMBER 31,
                                                      --------------------------
                                                           2004          2003
                                                      ------------   -----------
Land                                                     $    28       $    28
Buildings and improvements                                 1,428         1,428
Machinery and equipment                                   12,707        12,524
                                                       ---------      --------
                                                          14,163        13,980
Less: Accumulated depreciation                            11,826        10,882
                                                       ---------      --------
                                                         $ 2,337       $ 3,098
                                                       =========      ========

4.   MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                                       GROSS               GROSS               FAIR
                                                     UNREALIZED          UNREALIZED           MARKET
                                    COST               GAINS               LOSSES             VALUE
                                -------------  -----------------  ------------------  --------------------
DECEMBER 31, 2004:
Available-for-sale:
     Equity securities            $ 48,081           $  4,371            $ (3,001)           $ 49,451
     Bonds                           5,005               --                  --                 5,005
                                  --------           --------            --------            --------
                                  $ 53,086           $  4,371            $ (3,001)           $ 54,456
                                  ========           ========            ========            ========

DECEMBER 31, 2003:
Available-for-sale:
     Equity securities            $ 28,957           $ 13,763            $   (113)           $ 42,607
     Bonds                           7,005               --                  --                 7,005
                                  --------           --------            --------            --------
                                  $ 35,962           $ 13,763            $   (113)           $ 49,612
                                  ========           ========            ========            ========

At December 31, 2004,  the Company did not have any  investments  in  individual securities that have been in a continuous unrealized loss position for more than
12 months. The Company continuously reviews its investment portfolio to identify and evaluate  investments  that have  indications  of possible  impairment.  The
Company does not believe that its  investments  in  marketable  securities  with unrealized  losses at December 31, 2004 are  other-then-temporary  due to market volatility  of  the  security's  fair  value,  analysts'  expectations  and  the
Company's  ability to hold the  securities  for a period of time  sufficient  to allow for any anticipated recoveries in market value.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains and losses included in the  determination  of net income are as follows:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          2004          2003          2002
                                      -----------  -------------  ------------
Available-for-sale securities:
  Proceeds                             $ 65,634      $  7,438      $ 11,701
  Gross realized gains                   20,469           952         5,043
  Gross realized losses                    (153)         --          (1,005)
Trading securities:
  Proceeds                             $   --        $  2,673      $   --
  Gross realized gains                     --             456          --
  Gross realized losses                    --             (45)         --

5.   INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of the following:

                                                        DECEMBER 31,
                                                ----------------------------
                                                    2004           2003
                                                ------------    ------------
Investments in hotel ventures                     $11,771         $11,843
Lease financing                                     7,627           7,976
                                                  -------         -------
                                                  $19,398         $19,819
                                                  =======         =======

INVESTMENTS IN HOTEL VENTURES

The Company has a 40% interest in two joint  ventures which each own and operate a hotel.  The hotels are located in New Jersey (the "Hotel Venture") and Quebec,
Canada (the "Quebec  Venture").  The New Jersey hotel secures a $25,000 mortgage loan (the "Mortgage") with a bank. In connection with the Mortgage,  the Company and Prime Hospitality Corp.  ("Prime") entered into a direct guaranty  agreement with the bank whereby  they,  jointly and  severally,  guaranteed  not more than
$4,000 of the  Mortgage.  Amounts  due under the  guaranty  are  reduced  by the scheduled  principal  payments  under the Mortgage.  The guaranty is enforceable upon the  occurrence  of certain  events,  including a default as defined in the
Mortgage,  and expires upon satisfaction of the loan in April 2006.  Pursuant to the operating agreement, any payments made under the guaranty would increase the guarantors' ownership interest.  The Company believes that the collateral of the
underlying  hotel  is  sufficient  to  repay  the  Mortgage  without   requiring
enforcement  of the guaranty.  Accordingly,  the fair value of the guarantee was determined to be insignificant and, therefore, no liability has been recorded.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's  equity in earnings of these hotel  ventures  was $84 and $987 for the years ended December 31, 2004 and 2003, respectively.

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

                                                DECEMBER 31,
                                       -----------------------------
BALANCE SHEETS:                              2004           2003
                                       -------------    ------------

  Current assets                           $ 4,073        $ 3,728
                                           =======        =======
  Property, plant and equipment, net       $60,778        $61,008
                                           =======        =======
  Other noncurrent assets                  $   179        $   304
                                           =======        =======
  Current liabilities                      $ 2,807        $ 3,267
                                           =======        =======
  Long-term liabilities                    $29,766        $29,971
                                           =======        =======
  Equity                                   $32,457        $31,802
                                           =======        =======

                                             FOR THE YEARS ENDED
                                                DECEMBER 31,
                                       -----------------------------
OPERATING RESULTS:                           2004           2003
                                       -------------    ------------
  Revenues                                 $25,903        $22,730
                                           =======        =======
  Operating profit                         $ 5,966        $ 5,821
                                           =======        =======
  Net income                               $   210        $ 2,362
                                           =======        =======

The hotels are managed by BREP IV Hotel L.L.C. ("BREP"), the successor to Prime, who also holds a 40% interest in each of the joint ventures. The Company's Board
Chairman and another  Director  were  directors  and/or an executive  officer of
Prime prior to its sale to BREP (see Note 12).

LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"), which are accounted for as leveraged leases (see Note 12).

The following  represents  the components of the net investment in the leveraged leases:

                                                                DECEMBER 31,
                                                       -------------------------
                                                             2004        2003
                                                       -------------  ----------
  Rents receivable                                        $ 69,496     $ 73,525
  Residual values                                           10,000       10,000
  Nonrecourse debt service                                 (55,102)     (58,354)
  Unearned income                                          (16,767)     (17,195)
                                                          --------     --------
                                                             7,627        7,976

  Less: Deferred taxes arising from leveraged leases         6,532        6,652
                                                          --------     --------
                                                          $  1,095     $  1,324
                                                          ========     ========

The Company's  share of income arising from this  investment was $428,  $491 and
$673 for the years ended December 31, 2004, 2003 and 2002, respectively,  and is included in rental  revenues  from real estate  operations  in the  Consolidated
Statements of Income.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                 DECEMBER 31,
                                        -----------------------------
                                            2004             2003
                                        -------------  --------------
Accounts payable                          $ 4,587          $ 4,069
Accrued wages and benefits                  2,132            2,051
Other accrued expenses                      3,387            3,018
                                          -------          -------
                                          $10,106          $ 9,138
                                          =======          =======

7.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                     DECEMBER 31,
                                           -----------------------------
                                               2004             2003
                                           -------------  --------------
Mortgages on real property                   $ 8,435          $11,397
Less: Current maturities                       2,394            2,938
                                             -------          -------
                                             $ 6,041          $ 8,459
                                             =======          =======

First mortgages  bearing interest at rates ranging from 4% to 9.8% per annum are collateralized  by the related real property  which had a net carrying  value of
$11,794 at December 31, 2004 and is included in real property held for rental in the Consolidated Balance Sheets. Such amounts are scheduled to mature at various dates from August 2005 through October 2015.

The approximate  aggregate  maturities of these obligations at December 31, 2004 are as follows:

                                   LONG-TERM
                                     DEBT
                                ---------------
               2005               $   2,394
               2006                     688
               2007                     364
               2008                     404
               2009                   3,033
               Thereafter             1,552
                                  ---------
                                  $   8,435
                                  =========

8.   CREDIT FACILITIES

Effective  December 10, 2002, the Company  entered into a credit  agreement with five banks which provides for an $80,000 revolving credit facility ("Revolver").
The  Revolver  may be  increased  under  certain  circumstances  and  expires on
December 31, 2005.

Under the terms of the Revolver,  the Company will be provided with  eligibility based  upon  the  sum of (i)  60% of the  aggregate  annualized  and  normalized year-to-date  net  operating  income of  unencumbered  eligible  properties,  as defined, capitalized at 10%, (ii) 60% of the aggregate annualized and normalized year-to-date net operating income of unencumbered eligible hotel properties,  as defined,  capitalized  at 10.5%,  not to exceed  the lesser of $10,000 or 10% of total  eligibility,  (iii)  the  lesser  of  $20,000  or 50%  of  the  aggregate annualized  and  normalized  year-to-date  net  operating  income of  encumbered eligible  properties,  as defined,  capitalized  at 12%,  (iv) the sum of 75% of eligible  accounts  receivable,  50% of eligible  inventory  and 50% of eligible loans, as defined,  (v) cash and cash  equivalents in excess of working capital, as defined, and (vi) 50% of marketable  securities,  as defined. At December 31,
2004,  eligibility under the Revolver was $80,000 based upon the above terms and there were no amounts outstanding.

The credit agreement  contains certain financial and restrictive  covenants,  as follows:  (i) total debt cannot exceed 50% of capitalization  value, as defined,
(ii)  equity  value,  as  defined,  must be at least  $150,000,  (iii)  interest coverage,  as  defined,  must not be less  than  2.25:1.00,  (iv)  debt  service coverage, as defined,  must not be less than 1.35:1.00,  (v) eligible properties debt service coverage, as defined, must be not less than 1.50:1.00, (vi) capital expenditures,  exclusive of real estate, must not exceed $3,000 annually,  (vii)
capitalization  value,  as defined,  must not be less than $200,000,  and (viii)
operating lease obligations must not exceed $1,000 annually.  The Company was in compliance  with all covenants at December 31, 2004.  The credit  agreement also contains  provisions  which  allow the banks to perfect a security  interest  in certain  operating and real estate assets in the event of a default,  as defined in the credit agreement. Borrowings under the Revolver, at the Company's option, bear  interest  at the bank's  prime  lending  rate or at the  London  Interbank
Offered  Rate  ("LIBOR")  (2.4%  at  December  31,  2004)  plus 2% for  non-cash collateralized borrowings and 1% for cash collateralized borrowings.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     The carrying amounts  reported in the Consolidated  Balance Sheets for cash and cash  equivalents,  accounts  receivable,  accounts payable and accrued liabilities  approximate their fair value due to the short maturity of such items.

     The fair value of notes receivable are estimated using discounted cash flow analyses,  with interest  rates  comparable to loans with similar terms and borrowers of similar credit quality.  The fair value of notes receivable at
     December   31,  2004  and  2003  was   approximately   $5,415  and  $3,450,
     respectively,  while the carrying  value was $4,742 and $2,917 for the same periods.

     At  December  31,  2004 and 2003,  all  marketable  securities  held by the
     Company have been classified as  available-for-sale  and, as a result,  are carried at fair value based on quoted market prices or dealer quotes.  If a quoted market price is not available,  fair value is estimated using quoted market prices for similar securities.

     The fair value of long-term  debt was  calculated  based on interest  rates available  for debt  with  terms  and due dates  similar  to the  Company's existing debt  arrangements.  The fair value of long-term  debt at December
     31, 2004 and 2003 was approximately $8,329 and $11,327, respectively, while the carrying value was $8,435 and $11,397 for the same periods.

     The derivative  instruments  held by the Company,  representing  put and/or call  options,  are carried at fair value based on quoted  market prices or dealer  quotes.  At  December  31,  2004 and 2003,  the fair value of these derivatives was ($581) and ($10), respectively.

10.  STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and,  accordingly,  any future  purchases in excess of par value will also reduce retained earnings. Future proceeds from the issuance  of common  stock in excess of par value will be  credited  to retained
earnings  until  such  time  that  previously   recorded  reductions  have  been
recovered.  During 2003 and 2002, the Company  purchased and retired 166 and 296 shares of the Company's  common stock for $3,189 and $3,770,  respectively.  The
Company did not purchase any shares of the  Company's  common stock during 2004.
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

At December 31, 2004, there were 2,253 and 3,177 options  outstanding  under the
Joint Plan and Incentive Plan,  respectively.  At December 31, 2003,  there were
2,279 and 3,191 options  outstanding  under the Joint Plan and  Incentive  Plan, respectively.

The Company's  stock options as of December 31, 2004, 2003 and 2002, and changes during the years then ended are summarized below:

                                                         WEIGHTED-
                                                          AVERAGE
                                              SHARES   EXERCISE PRICE
                                             --------  ---------------

Outstanding at January 1, 2002                 4,099     $    9.14

     Granted                                     908     $   12.20
     Exercised                                   (53)    $    8.94
     Cancelled/Forfeited                         (17)    $   11.51
                                              ------

Outstanding at December 31, 2002               4,937     $    9.70

     Granted                                     758     $   21.80
     Exercised                                  (219)    $    6.66
     Cancelled/Forfeited                          (6)    $   12.20
                                               ------

Outstanding at December 31, 2003               5,470     $   11.49

     Exercised                                   (38)    $    8.06
     Cancelled/Forfeited                          (2)    $   21.80
                                               ------

Outstanding at December 31, 2004               5,430     $   11.51
                                               ======

The  following  table  summarizes  information  about  options  outstanding  and exercisable at December 31, 2004:

                   OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------------------------    ----------------------------
                                       WEIGHTED-
                                       AVERAGE          WEIGHTED-                        WEIGHTED-
                                      REMAINING         AVERAGE                          AVERAGE
    RANGE OF            NUMBER       CONTRACTUAL        EXERCISE        NUMBER           EXERCISE
 EXERCISE PRICE      OUTSTANDING        LIFE             PRICE        EXERCISABLE         PRICE
-----------------  ---------------  -------------  --------------  ---------------  ---------------
  $3.63 - $6.53           690          5.4 Years       $   6.49            690        $     6.49
  $7.03 - $9.38         1,365          3.7 Years       $   7.64          1,365        $     7.64
 $11.44 - $11.93        1,690          5.1 Years       $  11.70          1,690        $    11.70
 $12.20 - $21.80        1,685          7.8 Years       $  16.52            882        $    14.96
                       ------                                            -----
  $3.63 - $21.80        5,430          5.6 Years       $  11.51          4,627        $    10.35
                       ======                                            =====

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                           2004              2003               2002
                                                                      --------------    --------------    ---------------
Numerator:
    Income from continuing operations                                    $25,149            $10,216            $20,554
                                                                         =======            =======            =======

Denominator:
    Basic - weighted-average shares outstanding                            9,114              9,061              9,158
    Dilutive effect of employee stock options                              1,704              1,616                824
                                                                         -------            -------            -------
    Diluted - weighted-average shares outstanding                         10,818             10,677              9,982
                                                                         =======            =======            =======

Basic earnings per share - continuing operations                         $  2.76            $  1.13            $  2.24
                                                                         =======            =======            =======

Diluted earnings per share - continuing operations                       $  2.32            $   .96            $  2.06
                                                                         =======            =======            =======

Employee  stock options to purchase 756 and 758 shares of the  Company's  common stock at December  31,  2004 and 2003,  respectively,  were not  included in the computation  of diluted  earnings per share because their effect would have been anti-dilutive.

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

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and the Quebec Venture,  are managed by BREP (see Note 5). The Company's
Board Chairman and another Director were directors  and/or an executive  officer of Prime prior to its sale to BREP in October 2004. Fees paid for the management of the Company's two hotel properties are based upon a percentage of revenue and were approximately $91, $97 and $117 for 2004, 2003 and 2002, respectively.

13.  INCOME TAXES

Deferred income taxes are determined on the liability  method in accordance with
SFAS No. 109,  "Accounting  for Income Taxes"  ("SFAS No. 109").  Under SFAS No.
109,  deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability  and its  reported  amount in the
Consolidated  Financial  Statements using enacted tax rates. Future tax benefits attributable to these  differences are recognized to the extent that realization of such benefits are more likely than not.

The components of the net deferred tax liability are as follows:

                                                                           DECEMBER 31,
                                                                       ----------------------
                                                                          2004       2003
                                                                       ---------  -----------
Realization allowances related to accounts receivable and inventories   $   292    $   344
Net unrealized gain on marketable securities                               (583)    (4,932)
Basis differences relating to real property held for rental               4,019      4,492
Accrued expenses, deductible when paid                                    4,413      4,409
Deferred revenue and profit                                              (2,096)    (2,023)
Charitable contribution carryforward                                        745        731
Basis differences relating to business acquisitions                      (1,863)    (1,863)
Leveraged lease                                                          (6,532)    (6,652)
Property, plant and equipment                                              (386)      (377)
Pensions                                                                     63        206
Other, net                                                                 (457)       (65)
                                                                        -------    -------
Net deferred tax liability                                               (2,385)    (5,730)
Less:  Current portion - asset (liability)                                  354     (3,947)
                                                                        -------    -------
Noncurrent portion                                                      $(2,739)   $(1,783)
                                                                        =======    =======

The income tax provision (benefit)  reflected in the Consolidated  Statements of
Income is as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                        2004              2003             2002
                                     --------          --------         --------
Current:
   Federal                           $ 10,370          $  5,587         $  2,374
   State                                 (855)              534              777
Deferred                                  717                83            2,161
                                     --------          --------         --------
                                     $ 10,232          $  6,204         $  5,312
                                     ========          ========         ========

A reconciliation of the tax provision computed at statutory rates to the amounts shown in the accompanying Consolidated Statements of Income are as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                       2004        2003      2002
                                                                    --------    --------   --------
   Computed federal income tax provision at statutory rates         $ 12,383    $  5,747   $  9,053
   State (benefit) tax, net of federal tax effect                       (556)        347        505
   Realization of capital loss deductions                               --          --       (2,295)
   Charitable contributions                                           (1,745)       --       (1,973)
   Other, net                                                            150         110         22
                                                                    --------    --------   --------
                                                                    $ 10,232    $  6,204   $  5,312
                                                                    ========    ========   ========

14.  OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                      2004       2003        2002
                                                                   --------   --------    --------
   Net gain on the sale of available-for-sale securities           $ 20,316   $    952    $  4,038
   Net realized and unrealized gain on derivative instruments           728      1,851       6,283
   Equity in earnings of hotel ventures                                  84        987        --
   Deposit forfeiture                                                  --          694        --
   Net realized and unrealized gain on trading securities              --          411          35
   Casualty insurance settlement                                        831       --          --
   Other, net                                                           476        (10)        (43)
                                                                   --------   --------    --------
                                                                   $ 22,435   $  4,885    $ 10,313
                                                                   ========   ========    ========

In October 2004, the  stockholders  of Prime approved a merger with BREP whereby they acquired all of the outstanding  shares of Prime in exchange for $12.25 per common share. Accordingly, the Company's shares in Prime were sold, resulting in proceeds of approximately $43.4 million and a gain of approximately $19 million.

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

                                                              DECEMBER 31,
                                                        -----------------------
                                                          2004          2003
                                                        -------       ---------
    Change in benefit obligation:

         Benefit obligation, beginning of year          $ 8,533       $ 8,478
              Service cost                                  283           266
              Interest cost                                 650           647
              Actuarial loss (gain)                           3           (63)
              Benefits paid                                (808)         (795)
                                                        -------       -------
         Benefit obligation, end of year                  8,661         8,533
                                                        -------       -------

    Change in plan assets:

         Fair value of plan assets, beginning of year     9,823         8,782
             Actual return on plan assets                   611         1,836
             Benefits paid                                 (808)         (795)
                                                        -------       -------
         Fair value of plan assets, end of year           9,626         9,823
                                                        -------       -------

    Funded status                                           965         1,290
                                                        -------       -------

        Unrecognized net actuarial gain                    (740)         (743)
        Unrecognized net gain                              (405)         (547)
                                                        -------       -------

    Accrued benefit obligation                          $  (180)      $  --
                                                        =======       =======

The accrued benefit  obligation is included in other  noncurrent  liabilities in the accompanying  Consolidated  Balance Sheet. As of December 31, 2004 and 2003,
the accumulated benefit obligation was $8,441 and $8,291, respectively.

Net periodic pension expense consists of the following:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              2004           2003         2002
                                            --------       --------     --------
   Service cost                             $  (283)       $  (266)     $  (348)
   Interest cost                               (650)          (647)        (656)
   Actual return on plan assets                 611          1,836          384
   Net amortization and deferral                142         (1,226)         162
                                            -------        -------      -------
   Net periodic pension expense             $  (180)       $  (303)     $  (458)
                                            =======        =======      =======

In determining the projected  benefit  obligation and net periodic pension cost, the weighted-average assumed discount rate and expected long-term rate of return on  plan  assets  was 8%,  while  the  rate  of  expected  increases  in  future compensation was 3.5%, in all periods presented.

The  expected  long-term  rate  of  return  on  plan  assets  is  determined  by considering  historical rates of return,  the current return trends,  the mix of investments  that  comprise  plan  assets  and  forecasts  of  future  long-term investment returns.

The allocations of plan assets by category are as follows:

                                              DECEMBER 31,
                                       -------------------------
                                         2004             2003
                                       ------------  -----------
Equity securities                         58.5%            61.8%
Debt securities                           20.3             22.4
U.S. government securities                11.4             13.5
Cash and other investments                 9.8              2.3
                                         -----            -----
                                         100.0%           100.0%
                                         =====            =====

The Company's pension plan assets are managed by outside investment managers and the plan's trustees.  The Company's  investment strategy with respect to pension assets is to maximize return while protecting principal. The investment managers have the flexibility to adjust the asset allocations and move funds to the asset class that offers the most opportunity for investment returns.

Benefit  payments,  which include the effects of expected  future  service,  are expected to be paid as follows:

                                    BENEFIT
YEARS ENDED DECEMBER 31,           PAYMENTS
                                   --------
   2005                             $  766
   2006                                751
   2007                                734
   2008                                799
   2009                                856
   2010-2014                         4,368

The Company has not contributed to the plan in more than the last three years as the plan has been  overfunded.  The Company does not anticipate  contributing to the plan in 2005.

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

Operating results of the Company's business segments are as follows:

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                          2004               2003              2002
                                                                      ------------   ----------------   ---------------
NET REVENUES AND SALES:
    Real estate investment and management                              $ 20,726           $ 20,749           $ 19,895
    Engineered products                                                  38,335             34,019             33,513
                                                                       --------           --------           --------
                                                                       $ 59,061           $ 54,768           $ 53,408
                                                                       ========           ========           ========

OPERATING INCOME:
    Real estate investment and management                              $  9,801           $  9,610           $  9,180
    Net gains on the sale of real estate assets                            --                  153              5,708
    Engineered products                                                   4,187              3,342              2,256
    General corporate expenses                                           (2,706)            (2,823)            (2,993)
                                                                       --------           --------           --------
                                                                         11,282             10,282             14,151
OTHER INCOME, NET                                                        24,099              6,138             11,715
                                                                       --------           --------           --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  $ 35,381           $ 16,420           $ 25,866
                                                                       ========           ========           ========

DEPRECIATION AND AMORTIZATION EXPENSE:
    Real estate investment and management                              $  2,570           $  2,727           $  2,842
    Engineered products                                                     405                592                692
    General corporate expenses                                              615                533                564
                                                                       --------           --------           --------
                                                                       $  3,590           $  3,852           $  4,098
                                                                       ========           ========           ========

MORTGAGE INTEREST EXPENSE:
    Real estate investment and management                              $    662           $    933           $  1,176
                                                                       ========           ========           ========

Sales by the  Company's  engineered  products  segment  to  automobile  original
equipment   manufacturers   and  their  first  tier   suppliers   accounted  for
approximately  33.1%,  33.7%  and  32.4%  of 2004,  2003  and 2002  consolidated revenues,  respectively.  For the year ended  December 31,  2004,  2003 and 2002 sales  by the  engineered  products  segment  to  General  Motors,  its  largest customer,  accounted  for  18.7%,  20.9%  and  20.0%  of  the  segment's  sales, respectively.  Sales to ArvinMeritor in 2002 of 10.1%  represents the only other customer  whose sales  exceeded 10% of this  segment's  net sales in each of the three years ended December 31, 2004.

Approximately  16.6%,  14.1%  and  11.3% of 2004,  2003  and  2002  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company's business segments is as follows:

                                                             DECEMBER 31,
                                                      --------------------------
                                                           2004         2003
                                                      -----------   ------------
    IDENTIFIABLE ASSETS:
       Real estate investment and management and
         corporate assets                               $200,524     $177,944
       Engineered products                                12,200       11,770
                                                        --------     --------
                                                        $212,724     $189,714
                                                        ========     ========

    ADDITIONS TO LONG-LIVED ASSETS:
       Real estate investment and management and
         corporate assets                               $  1,133     $    564
       Engineered products                                   190          369
                                                        --------     --------
                                                        $  1,323     $    933
                                                        ========     ========

17.  LEASE OBLIGATIONS

At December 31, 2004,  the Company was  obligated  under  various  noncancelable operating  leases  which  expire on various  dates  through  2040.  These leases include certain facilities and equipment of the engineered  products segment, as well as land  leases  of the real  estate  investment  and  management  segment.
Certain leases contain renewal  options and/or  increased  rental  amounts.  The future minimum rental commitments under operating leases are as follows:

          YEARS ENDING DECEMBER 31,
             2005                          $   539
             2006                              453
             2007                              350
             2008                              303
             2009                              253
             Thereafter                      2,425
                                           -------
                                           $ 4,323
                                           =======

Rental expense under operating leases was $482, $487 and $459 for 2004, 2003 and
2002, respectively.

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
Environmental  experts  engaged  by the  Company  estimate  that  under the most probable  scenario,  the  remediation  of this site is  anticipated  to  require initial expenditures of $860,  including the cost of capital equipment,  and $86 in annual operating and maintenance costs over a 15 year period.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company has approximately $10,200 and
$10,500 recorded in accounts payable and accrued liabilities and other long-term liabilities  as of  December  31,  2004 and 2003,  respectively,  to cover  such matters.

The Company has an employment  agreement with its Chairman,  President and Chief
Executive  Officer (the "Officer")  which provides for a base salary of $750 per annum plus a discretionary bonus as determined by the Compensation  Committee of the Board of Directors.  In the event of termination or a change in control,  as defined in the employment agreement,  the Company is required to pay the Officer a  lump  sum  severance  payment  equal  to  three  years  salary  and  purchase outstanding  options.  The employment agreement provides for successive one year terms unless either the Company or the Officer  gives the other  written  notice that the employment agreement is terminated.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At  December  31,  2004 and 2003,  the  Company had approximately  $20,000 recorded in other long-term  liabilities relating to such matters.  None of these  matters are  expected  to result in a material  adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

                                                                     SCHEDULE II

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In thousands)

                                                                      WRITE-OFFS
                                                                        NET OF
                                                                      RECOVERIES
                                           BALANCE        CHARGED     OF ACCOUNTS      BALANCE
                                             AT             TO        PREVIOUSLY          AT
                                          BEGINNING      COSTS AND      WRITTEN        END OF
                                          OF PERIOD       EXPENSES        OFF          PERIOD
                                        ------------   ------------  -------------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Year ended December 31, 2004              $324        $   --        $  --             $324

   Year ended December 31, 2003               324            --           --              324

   Year ended December 31, 2002               328            --            4              324

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                    SCHEDULE III
                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                                 (In thousands)

                                                                                                       GROSS AMOUNT AT WHICH
                                                        INITIAL COST TO COMPANY    COSTS            CARRIED AT CLOSE AT  PERIOD
                                           MORTGAGE  ------------------------- CAPITALIZED   ---------------------------------
                                            LOANS                 BUILDINGS,   SUBSEQUENT TO              BUILDINGS,
                                           PAYABLE              IMPROVEMENTS   ACQUISITION/            IMPROVEMENTS &   TOTAL
             DESCRIPTION                   (GROSS)     LAND     & EQUIPMENT    IMPROVEMENTS    LAND      EQUIPMENT      (A),(C)
---------------------------------------  ----------  ---------  ------------- -------------  --------  ---------------  --------
REAL PROPERTY HELD FOR RENTAL:
   Shopping centers and retail outlets:
        Culver, CA                        $   614    $   842      $ 7,576      $    --       $   842      $ 7,576     $ 8,418
        Northbrook, IL                      1,012        898        8,075           --           898        8,075       8,973
        Miscellaneous investments           3,206      3,695       29,504          2,473       3,695       31,977      35,672
                                          -------    -------      -------      ---------     -------      -------     -------
                                            4,832      5,435       45,155          2,473       5,435       47,628      53,063
                                          -------    -------      -------      ---------     -------      -------     -------
   Commercial properties:
        Miscellaneous investments           3,558      1,955       23,854          3,165       2,051       26,923      28,974
   Day-care centers and offices:
        Miscellaneous investments              45        384        3,453          1,384         384        4,837       5,221
   Hotel properties:
        Miscellaneous investments            --        1,712        2,868             48       1,712        2,916       4,628
   Other:
        Miscellaneous investments            --        2,618        1,578            128       2,618        1,706       4,324
                                          -------    -------      -------      ---------     -------      -------     -------
   Total real property held for rental      8,435     12,104       76,908          7,198      12,200       84,010      96,210
                                          -------    -------      -------      ---------     -------      -------     -------

REAL PROPERTY HELD FOR SALE:
   Commercial properties:
        Miscellaneous investments            --          175        1,595             36         179        1,627       1,806
   Day-care centers and offices:
        Miscellaneous investments            --          111        1,003            309         111        1,312       1,423
                                          -------    -------      -------      ---------     -------      -------     -------
   Total real property held for sale         --          286        2,598            345         290        2,939       3,229
                                          -------    -------      -------      ---------     -------      -------     -------

Total real property                       $ 8,435    $12,390      $79,506        $ 7,543     $12,490      $86,949     $99,439
                                          =======    =======      =======      =========     =======      =======     =======

                                                                                             LIFE ON WHICH
                                                                                              DEPRECIATION
                                                                                               IN LATEST
                                                                                              STATEMENT OF
                                            ACCUMULATED        DATE OF          DATE           INCOME IS
             DESCRIPTION                   DEPRECIATION (B)  CONSTRUCTION      ACQUIRED        COMPUTED
---------------------------------------    ----------------  -------------   -----------     --------------
REAL PROPERTY HELD FOR RENTAL:
   Shopping centers and retail outlets:
        Culver, CA                             $ 7,550           N/A               1986        18 Years
        Northbrook, IL                           7,907           N/A               1987        18 Years
        Miscellaneous investments               24,457           N/A            1986-98       5-39 Years
                                               -------
                                                39,914
                                               -------
   Commercial properties:
        Miscellaneous investments               17,168           N/A             1986-98       5-39 Years
   Day-care centers and offices:
        Miscellaneous investments                3,671           N/A             1986-91       5-39 Years
   Hotel properties:
        Miscellaneous investments                2,916           N/A             1986-99       7 Years
   Other:
        Miscellaneous investments                1,164           N/A             1986-97       7-39 Years
                                               -------
   Total real property held for rental          64,833
                                               -------

REAL PROPERTY HELD FOR SALE:
   Commercial properties:
        Miscellaneous investments                  842           N/A                1986       31.5 Years
   Day-care centers and offices:
        Miscellaneous investments                1,255           N/A             1986-89       5-15 Years
                                               -------
   Total real property held for sale             2,097
                                               -------

Total real property                            $66,930
                                               =======

(a)  Reconciliations  of the carrying value of total real property for the three years ended December 31, 2004 are as follows:

                                                                                     2004       2003       2002
                                                                                   --------   --------   --------
        Total real property at beginning of period                                 $113,097   $122,081   $124,407
        Additions during the period:
            Acquisitions and improvements                                             1,097        337        192
                                                                                   --------   --------   --------
                                                                                    114,194    122,418    124,599
        Deductions during the period:
            Cost of real estate sold                                                 14,726      7,852      2,518
            Write-down of property held for sale (see Note 2)                          --        1,446       --
            Other                                                                        29         23       --
                                                                                   --------   --------   --------
                                                                                   $ 99,439   $113,097   $122,081
                                                                                   ========   ========   ========

(b)  Reconciliations  of  accumulated  depreciation  for the three  years  ended
     December 31, 2004 are as follows:

                                                                                     2004      2003      2002
                                                                                    -------   -------   -------
        Accumulated depreciation at beginning of period                             $72,817   $73,128   $71,537
        Additions during the period:
            Provision for depreciation                                                2,704     3,090     3,304
                                                                                    -------   -------   -------
                                                                                     75,521    76,218    74,841
        Deductions during the period:
            Accumulated depreciation of real estate sold                              8,562     3,401     1,713
            Other                                                                        29      --        --
                                                                                    -------   -------   -------
                                                                                    $66,930   $72,817   $73,128
                                                                                    =======   =======   =======
(c)  The  aggregate  cost for  federal  income  tax  purposes  is  approximately
     $137,006

     The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules

                                                                     SCHEDULE IV

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2004
                                 (In thousands)

                                                                                  FINAL
               DESCRIPTION                            INTEREST RATE           MATURITY DATE           PERIODIC PAYMENT TERMS
-------------------------------------------     -------------------------  ------------------  -------------------------------------
Mortgage loans secured by commercial property:
   New York, New York                                     7.9%                   May 2006       Principal and interest due monthly
                                                                                                Interest only through January 2005,
   New York, New York                               LIBOR plus 13.9%           January 2009     principal and interest due monthly,
                                                                                                            thereafter
   Houston, Texas                               Varies from 7.0% - 16.0%         May 2014       Principal and interest due monthly
   Other                                                  9.0%                December 2008     Principal and interest due monthly

                                                                                                 PRINCIPAL
                                                                                                 AMOUNT OF
                                                                                                   LOANS
                                                                                CARRYING         SUBJECT TO
                                                                   FACE         AMOUNT OF        DELINQUENT
                                                     PRIOR       AMOUNT OF      MORTGAGES       PRINCIPAL OR
               DESCRIPTION                           LIENS       MORTGAGES      (a), (b)          INTEREST
-------------------------------------------        ---------   -----------    -------------    -------------
Mortgage loans secured by commercial property:
   New York, New York                                $ -         $  3,000       $  2,847         $   -

   New York, New York
                                                       -            1,000          1,000             -
   Houston, Texas                                      -              800            773             -
   Other                                               -               45              6             -
                                                     ----        --------       --------         -------
                                                     $ -         $  4,845       $  4,626         $   -
                                                     ====        ========       ========         =======

(a)  A  reconciliation  of  mortgage  loans on real  estate  for the year  ended
     December 31, 2004 is as follows:

     Balance at beginning of period              $  2,917

     Additions during the period:
        New mortgage loans                          1,800

     Deductions during the period:
        Collection of principal                       (91)
                                                 --------

     Balance at end of period                    $  4,626
                                                 ========

(b)  The carrying value for federal income tax purposes is  substantially  equal to the carrying amount for book purposes.

     The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                      (In thousands, except per share data)

The  following  unaudited  quarterly  results  have been  restated  from amounts previously  reported  by the Company to reflect  the sale or  classification  of certain properties "Held for Sale" as discontinued operations in accordance with
Statement  of  Financial  Accounting  Standards  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets."

                                                                      FIRST          SECOND           THIRD           FOURTH
                                                                     QUARTER         QUARTER         QUARTER         QUARTER
                                                                   ----------      ----------      ----------      ----------
FOR THE YEAR 2004:

   Revenues                                                        $   14,318      $   15,215      $   14,581      $   14,947
                                                                   ==========      ==========      ==========      ==========

   Operating income                                                $    2,602      $    3,232      $    2,966      $    2,482
                                                                   ==========      ==========      ==========      ==========

   Other income(1)                                                 $    1,901      $      708      $      408      $   21,082
                                                                   ==========      ==========      ==========      ==========

   Income from continuing operations                               $    3,333      $    3,325      $    2,990      $   15,501
                                                                   ==========      ==========      ==========      ==========

   Income from discontinued operations(2)                          $      112      $    6,524      $    5,104      $      468
                                                                   ==========      ==========      ==========      ==========

   Net income                                                      $    3,445      $    9,849      $    8,094      $   15,969
                                                                   ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE:
     Income from continuing operations                             $      .37      $      .36      $      .33      $     1.70
     Income from discontinued operations                                  .01             .72             .56             .05
                                                                   ----------      ----------      ----------      ----------
     Net income per share                                          $      .38      $     1.08      $      .89      $     1.75
                                                                   ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE:
     Income from continuing operations                             $      .31      $      .31      $      .28      $     1.41
     Income from discontinued operations                                  .01             .61             .48             .04
                                                                   ----------      ----------      ----------      ----------
     Net income per share assuming dilution                        $      .32      $      .92      $      .76      $     1.45
                                                                   ==========      ==========      ==========      ==========

FOR THE YEAR 2003:
   Revenues                                                        $   13,310      $   13,967      $   13,724      $   13,767
                                                                   ==========      ==========      ==========      ==========

   Operating income                                                $    2,299      $    2,823      $    2,437      $    2,723
                                                                   ==========      ==========      ==========      ==========

   Other income(3)                                                 $      713      $    1,305      $      907      $    3,213
                                                                   ==========      ==========      ==========      ==========

   Income from continuing operations                               $    1,875      $    2,773      $    2,319      $    3,249
                                                                   ==========      ==========      ==========      ==========

   Income from discontinued operations                             $    1,621      $      684      $      641      $    1,802
                                                                   ==========      ==========      ==========      ==========

   Net income                                                      $    3,496      $    3,457      $    2,960      $    5,051
                                                                   ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE:
    Income from continuing operations                              $      .21      $      .31      $      .26       $    .36
    Income from discontinued operations                                   .18             .07             .07            .20
                                                                   ----------      ----------      ----------      ----------
    Net income per share                                           $      .39      $      .38      $      .33       $    .56
                                                                   ==========      ==========      ==========      ==========

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                              $      .18      $      .26      $      .21       $    .31
    Income from discontinued operations                                   .15             .06             .06            .17
                                                                   ----------      ----------      ----------      ----------
    Net income per share assuming dilution                         $      .33      $      .32      $      .27            .48
                                                                   ==========      ==========      ==========      ==========
DIVIDENDS PAID PER SHARE                                           $     --        $     1.00      $      --        $     --
                                                                   ==========      ==========      ==========      ==========

(1)  The  fourth  quarter  results  include a $19,000  gain from the sale of the
     Company's  shares  in  Prime  Hospitality  Corp.  (see  Note 14 of Notes to
     Consolidated Financial Statements).
(2)  The second and third quarter  results include $6,316 and $4,877 in gains on the sale of real estate  assets,  respectively,  on a net of tax basis (see
     Note 2 of Notes to Consolidated Financial Statements).
(3)  The fourth quarter results include $2,025 in realized and unrealized  gains
     on  available-for-sale  securities,   derivative  instruments  and  trading
     securities and a $694 deposit forfeiture.

