Form 10-K/A
period 2004-12-31
UNITED CAPITAL CORP /DE/
filed 2005-04-29
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
(Mark One)

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004
                          -----------------

/ /    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _____________________________

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
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of Each Exchange on Which Registered
--------------------------             -----------------------------------------
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

            The number of shares of the Registrant's $.10 par value Common Stock outstanding as of April 15, 2005 was 9,160,142.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

            As of April 15, 2005, the executive officers and directors of United
Capital Corp. (the "Company") are as follows:

       NAME                          PRINCIPAL OCCUPATION                   AGE
-----------------------        ------------------------------------   --------------

A.F. Petrocelli                Chairman of the Board, President and          61
                                 Chief Executive Officer

Michael T. Lamoretti           Vice President - Real Estate Operations       37

Howard M. Lorber               President and Chief Operating Officer of      56
                                  New Valley Corporation and Vector
                                  Group Ltd.

Robert M. Mann                 Private Investor - Apparel Industry           63

Anthony J. Miceli              Vice President, Chief Financial Officer       42
                                   and Secretary

Arnold S. Penner               Self-employed real estate investor and        68
                                   broker

Michael J. Weinbaum            Vice President - Real Estate Operations       38

            A.F. PETROCELLI,  has been Chairman of the Board and Chief Executive
Officer of the Company  since  December,  1987,  President of the Company  since
June,  1991 and from June,  1983 to March,  1989 and a Director  of the  Company
since  June,  1981.  Mr.  Petrocelli  was  Chairman  of the Board of  Directors,
President and Chief Executive Officer of Prime Hospitality  Corp.  ("Prime"),  a
New York Stock Exchange  listed company from 1998 until its sale to an affiliate of The Blackstone  Group in October 2004.  Mr.  Petrocelli is also a director of the Boyar Value Fund (a public mutual fund), Philips  International Realty Corp.
("Philips") and Nathan's Famous Inc. ("Nathan's").

            MICHAEL T. LAMORETTI, has been a Director of the Company since April
14, 2005 and has been a Vice President in the Company's  real estate  operations for more than eleven years. Mr. Lamoretti is a son-in-law of Mr. Petrocelli. Mr.
Lamoretti  is a member of the Real Estate Board of New York,  the  International
Council of  Shopping  Centers  and a member of the board of the Great Neck Plaza
Management Council.

            HOWARD M. LORBER, has been a Director of the Company since 1991. For more than the past five  years,  Mr.  Lorber has been  Chairman of the Board and
Chief Executive  Officer of Nathan's,  President,  Chief Operating Officer and a
director  of  New  Valley  Corporation,  and  a  stockholder  and  a  registered representative  of Aegis  Capital Corp.  Since 2001, he has been the  President,
Chief Operating  Officer and a director of Vector Group Ltd. and the Chairman of the Board of Ladenburg Thalmann Financial Services.

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

            MICHAEL J. WEINBAUM,  has been a Director of the Company since April
14, 2005 and has been a Vice President in the Company's  real estate  operations for more than eleven years. Mr. Weinbaum is a son-in-law of Mr. Petrocelli.  Mr.
Weinbaum is a member of the International Council of Shopping Centers.

AUDIT COMMITTEE

            The Company has an Audit  Committee  consisting  of Messrs.  Lorber,
Mann and Penner.  The Company has  determined  that Mr.  Lorber is a  "Financial
Expert" as  defined by the rules  promulgated  under the  Sarbanes-Oxley  Act of
2002.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table sets forth,  for the Company's 2004 fiscal year, all  compensation  awarded to, earned by or paid to the chief executive  officer
("CEO") and the most highly  compensated  executive officer of the Company other than the CEO who was an executive  officer of the Company during the fiscal year ended  December  31,  2004 and whose  salary and bonus  exceeded  $100,000  (one individual) with respect to the fiscal year ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                               -----------------------------------------     ------------------------
                                                                            OTHER ANNUAL      NUMBER       ALL OTHER
    NAME AND PRINCIPAL                                                      COMPENSATION        OF       COMPENSATION
          POSITION               YEAR          SALARY($)     BONUS($)          ($)(1)        OPTIONS           ($)
    ------------------           ----          ---------     --------       ------------     -------     ------------

A.F. Petrocelli, Chairman        2004          750,000        750,000          ----            ----         ----
   of the Board, President       2003          750,000        750,000          ----          454,000        ----
   and Chief Executive           2002          650,000      1,000,000          ----          600,000        ----
   Officer

Anthony J. Miceli, Vice          2004          220,000        100,000          ----            ----         ----
   President and Chief           2003          210,000        100,000          ----           68,000        ----
   Financial Officer             2002          200,000        100,000          ----           66,000        ----

(1)   Perquisites  and other personal  benefits,  securities or property to each executive  officer  did not  exceed  the  lesser of $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 2004 FISCAL YEAR

            The Company did not grant any  options to purchase  Common  Stock to the CEO and the named executive  officer during 2004. The Company currently does not have any plans providing for the grant of stock appreciation rights.

FISCAL YEAR END OPTION VALUES

            The following table provides information relating to the exercise of options by the named executive officer during the fiscal year ended December 31,
2004. The following  table also provides  information  related to the number and value of options held by the CEO and the named executive  officer at fiscal year end.

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                SHARES                       UNDERLYING UNEXERCISED         MONEY OPTIONS AT FY-END
                                ACQUIRED       VALUE           OPTIONS AT FY-END                     ($)(2)
                                  ON          REALIZED    -----------------------------   ----------------------------
NAME                          EXERCISE(#)      ($)(1)     EXERCISABLE     UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                          -----------      ------     -----------     -------------   -----------    -------------

A.F. Petrocelli........          ----           ----        3,360,801        502,667       42,307,605      2,347,267
Anthony J. Miceli......         10,000         198,750        342,667         67,333        4,127,592        268,433

(1)   Value  realized is  calculated  by  multiplying  the shares  acquired upon exercise by the difference  between the option exercise price and the fair market value of the Common Stock on the date of exercise.

(2)   Based on the closing price of a share of Common Stock on December 31, 2004 of $22.65 as reported on the American Stock Exchange.

EQUITY COMPENSATION PLAN INFORMATION

            The Company maintains two stock option plans. Both plans provide for the granting of incentive or  non-qualified  stock  options.  The Company has no outstanding  warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards  under these plans as of December  31,  2004.  These plans are  discussed further in Note 10 to the Company's  Consolidated  Financial Statements included in the Company's  Annual Report on Form 10-K for the fiscal year ended  December
31, 2004.

                                                                                                  NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE FOR
                                                                                                  FUTURE ISSUANCE UNDER
                                          NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                          BE ISSUED UPON EXERCISE       EXERCISE  PRICE OF           PLANS (EXCLUDING
                                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
                                             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS             COLUMN (A))
PLAN CATEGORY                                       (A)                       (B)                           (C)
-------------------------                 ------------------------      --------------------     -------------------------
Equity compensation plans
  approved by security
  holders                                        5,430,136                   $ 11.51                        --
Equity compensation plans
  not approved by security
  holders                                           --                          --                          --
                                                -----------                 --------                       -------

         Total                                   5,430,136                   $ 11.51                        --
                                                ===========                 ========                       ======

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

                     PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                            YEARS OF SERVICE
                   ---------------------------------------------------------------------------
   SALARY             10             15           20           25          30             35
   ------          -------        -------      -------      -------      -------      --------
 $150,000          $21,250        $31,875      $42,500      $53,125      $63,750      $ 74,375
  155,000           22,000         33,000       44,000       55,000       66,000        77,000
  160,000           22,750         34,125       45,500       56,875       68,250        79,625
  165,000           23,500         35,250       47,000       58,750       70,500        82,250
  170,000           24,250         36,375       48,500       60,625       72,750        84,875
  175,000           25,000         37,500       50,000       62,500       75,000        87,500
  180,000           25,750         38,625       51,500       64,375       77,250        90,125
  185,000           26,500         39,750       53,000       66,250       79,500        92,750
  190,000           27,250         40,875       54,500       68,125       81,750        95,375
  195,000           28,000         42,000       56,000       70,000       84,000        98,000
  200,000           28,750         43,125       57,500       71,875       86,250       100,625
  205,000           29,500         44,250       59,000       73,750       88,500       103,250

            The  Company  did not  make any  contributions  for the  benefit  of executive officers for the year ended December 31, 2004.

            The  estimated  credited  years of service for each of the executive officers is as follows:  Mr.  Petrocelli  thirty years and Mr. Miceli  seventeen years, respectively.

            Subject to compensation  limitations  under the Employee  Retirement
Income Security Act of 1974,  which was $205,000 in 2004,  benefits are computed as follows:  For each year of credited  service after June 30, 1989,  the sum of one percent (1%) of annual compensation,  as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

            The Company has an  employment  contract with Mr.  Petrocelli  which provides for a base salary of $750,000 per annum plus a bonus as  determined  by the Compensation  Committee.  In the event of a change of control of the Company as defined in the employment  agreement,  the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary and purchase  outstanding
options  owned  by  Mr.  Petrocelli.   The  employment  agreement  provides  for
successive one year terms unless either the Company or Mr.  Petrocelli gives the other written notice that the employment agreement is terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            Mr.  Lorber  is a  member  of  the  Compensation  and  Stock  Option
Committee of the Company. For information relating to transactions involving Mr.
Lorber and the Company, see "Certain Relationships and Related Transactions."

ITEM 12.     SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS

            The following table sets forth information  concerning  ownership of the Company's Common Stock, as of April 15, 2005, by each person known to be the beneficial  owner of more than five percent of the Common Stock,  each director, nominee for director, and by all directors and executive officers of the Company as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER         SHARES BENEFICIALLY OWNED        PERCENTAGE OF CLASS (9)
------------------------------------         -------------------------        -----------------------

A.F. Petrocelli                                     9,494,682(1)(2)                   73.8%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                                  9,494,682(2)                      73.8%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                                     366,234(3)                       3.8%

Michael T. Lamoretti                                  302,334(4)                       3.2%

Michael J. Weinbaum                                   343,370(5)                       3.6%

Arnold S. Penner                                      131,334(6)                       1.4%

Howard M. Lorber                                      295,334(7)                       3.2%

Robert M. Mann                                         94,734(8)                       1.0%

All executive officers and directors               11,028,022(1)(3)(4)                77.5%
   as a group (7 persons)                                    (5)(6)(7)(8)(9)

     (1)  Mr.  Petrocelli  owns  directly  4,515,448  shares of Common Stock and presently exercisable options or options exercisable within 60 days of
          April 15,  2005 to purchase  3,712,134  shares of Common  Stock.  Also includes  1,000,000  shares held by Mrs.  Petrocelli,  the wife of Mr.
          Petrocelli  and  267,100  shares  held  by  The  Attilio  and  Beverly
          Petrocelli Foundation, (the "Foundation"), a not-for-profit charitable organization,  whose directors  consist of certain  Petrocelli  family members including Mr. and Mrs.  Petrocelli.  Such shares may be deemed to be beneficially  owned by Mr.  Petrocelli.  Does not include shares held by the adult children or the grandchildren of Mr. Petrocelli. Mr.
          Petrocelli  disclaims  beneficial  ownership of the shares held by his wife, the Foundation, adult children and grandchildren.

     (2)  Mrs.  Petrocelli  is the wife of Mr.  Petrocelli.  Includes  1,000,000 shares of Common Stock held by Mrs. Petrocelli,  8,227,582 shares held by Mr. Petrocelli  (which includes  presently  exercisable  options or options  exercisable  within  60  days to  purchase  an  aggregate  of
          3,712,134  shares of Common  Stock)  and  267,100  shares  held by the
          Foundation. Such shares may be deemed to be beneficially owned by Mrs.
          Petrocelli.  Mrs.  Petrocelli  disclaims  beneficial  ownership of all shares held by Mr.  Petrocelli  and the  Foundation.  Does not include shares  held  by the  adult  children  or the  grandchildren  of  Mrs.
          Petrocelli.  Mrs.  Petrocelli  disclaims  beneficial  ownership of the shares held by her adult children and grandchildren.

     (3)  Consists of 3,900  shares of Common  Stock and  presently  exercisable options or  options  exercisable  within 60 days of April 15,  2005 to purchase 362,334 shares of Common Stock.

     (4)  Consists  of  presently  exercisable  options or  options  exercisable within 60 days of April 15, 2005 to purchase  302,334 shares of Common
          Stock. Does not include 363,600 shares held in trust (with the wife of
          Mr.  Lamoretti  serving  as  trustee)  for the minor  children  of Mr.
          Lamoretti.  Mr. Lamoretti disclaims beneficial ownership of the shares held for his children.

     (5)  Consists  of 6,036  shares of Common  Stock held by Mr.  Weinbaum  and presently exercisable options or options exercisable within 60 days of
          April 15, 2005 to purchase  337,334  shares of Common Stock.  Does not include  363,600  shares held in trust (with the wife of Mr.  Weinbaum serving  as  trustee)  for the minor  children  of Mr.  Weinbaum.  Mr.
          Weinbaum  disclaims  beneficial  ownership  of the shares held for his children.

     (6)  Consists  of  presently  exercisable  options or  options  exercisable within 60 days of April 15, 2005 to purchase  131,334 shares of Common
          Stock.

     (7)  Includes 7,000 shares owned by the Hallman & Lorber  Associates Profit
          Sharing  Plan (an  entity  in which Mr.  Lorber  may be deemed to be a control  person) and 157,000 shares owned by Lorber Alpha II, L.P. (an entity in which Mr. Lorber may be deemed to be a control person).  Mr.
          Lorber disclaims beneficial ownership of all shares owned by Hallman &
          Lorber  Associates  Profit Sharing Plan and Lorber Alpha II, L.P. Also
          includes presently  exercisable  options or options exercisable within
          60 days of April 15, 2005 to purchase 131,334 shares of Common Stock.

     (8)  Consists of 1,400  shares of Common  Stock and  presently  exercisable options or  options  exercisable  within 60 days of April 15,  2005 to purchase 93,334 shares of Common Stock.

     (9)  Includes  the shares of Common  Stock  subject  to  options  which are presently  exercisable or  exercisable  within 60 days after April 15,
          2005 held by directors and executive  officers as a group for purposes of  calculating  the  respective  percentages of Common Stock owned by such  individuals  or by the  executive  officers  and  Directors as a group.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The following sets forth the transactions  involving the Company and its  subsidiaries  and its executive  officers and/or  Directors from January 1,
2004. Specific descriptions of these transactions are provided below.

            The Company has a 40% interest in two joint  ventures which each own and operate a hotel.  The hotels are located in New Jersey (the "Hotel Venture")
and Quebec,  Canada  (the  "Quebec  Venture").  The New Jersey  hotel  secures a
$25,000,000  mortgage loan (the  "Mortgage") with a bank. In connection with the
Mortgage,  the  Company  and Prime (an  entity in which Mr.  Petrocelli  was the
Chairman of the Board,  President and Chief Executive Officer and Mr. Lorber was
a Director) entered into a direct guaranty agreement with the bank whereby they, jointly and  severally,  guaranteed  not more than  $4,000,000  of the Mortgage.
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

            The equity method of accounting  is used for  investments  in 20% to
50% owned  joint  ventures  in which the  Company  has the  ability to  exercise significant  influence,  but not control.  Under the operating agreements of the
Hotel  Venture  and  Quebec  Venture,  all  significant  operating  and  capital decisions  are  made  jointly  and  operating  profits  are  allocated  based on ownership interests.  These investments were initially recorded at costs and are subsequently adjusted for equity in earnings (losses) and cash contributions.

            The Company's two hotel  properties,  as well as the hotels owned by the Hotel Venture and Quebec Venture,  are managed by BREP IV Hotel L.L.C.,  the successor to Prime. Fees paid for the management of the two hotel properties are based upon a percentage of revenue and were  approximately  $91,000 for 2004. In
October 2004, the  stockholders  of Prime approved a merger with an affiliate of
The  Blackstone  Group  whereby the  affiliate  acquired all of the  outstanding shares of Prime in  exchange  for  $12.25  per common  share.  Accordingly,  the
Company's  shares in Prime were sold,  resulting  in proceeds  of  approximately
$43.4 million and a gain of approximately  $19 million which was included in the
Company's results for the fourth quarter of 2004. Effective with the merger, Mr.
Petrocelli and Mr. Lorber resigned their positions with Prime.

            The  Company  has  a  50%  interest  in  an  unconsolidated  limited liability  corporation,  whose  principal  assets are two  distribution  centers leased to Kmart  Corporation.  Also  participating in this transaction were Mrs.
Petrocelli,  Mr.  Penner,  Mr.  Lorber and the spouse of a director who together have approximately an 8% interest in this transaction.  Mr. Petrocelli disclaims beneficial  ownership  of the  participation  interest  held  by his  wife.  The
Company's  share of income  arising  from this  investment,  accounted  for as a leverage lease, was $428,000 in 2004.

            Messrs.  Lamoretti and  Weinbaum,  who are each  sons-in-law  of Mr.
Petrocelli,  each  serve  as a Vice  President  in  the  Company's  real  estate operations  with  responsibilities  for  management of the Company's real estate portfolio.  For the fiscal year ended December 31, 2004,  Messrs.  Lamoretti and
Weinbaum  received a total  salary  and bonus of  $235,000.  On April 14,  2005,
Messrs.  Lamoretti and Weinbaum were  appointed to the Board of Directors of the
Company.

            Hallman & Lorber  Associates,  Inc.  ("H&L")  provided  pension plan services to the Company during its last fiscal year. The Company  anticipates it will continue such  relationship in this fiscal year. Mr. Lorber,  a Director of the Company and Chairman of the Company's Compensation and Audit Committee, is a
consultant to H&L.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The Audit Committee has not appointed  independent  auditors for the year ending December 31, 2005.

            The  Company's  auditors  for the year ended  December 31, 2004 were
Goldstein Golub Kessler LLP ("GGK").  The Company's  auditors for the year ended
December  31,  2003 were  Grant  Thornton  LLP  ("GT").  On  October 6, 2004 the
Company's  Audit Committee voted to appoint GGK as the Company's new independent
accountants.   The  Audit  Committee  annually  reviews  the  selection  of  its independent auditors and no selection has been made for the current year.

            GGK has a  continuing  relationship  with  American  Express Tax and
Business  Services  Inc.  ("TBS")  from which it leases  auditing  staff who are full-time,  permanent  employees of TBS and through  which its partners  provide non-audit  services.  As a  result  of this  arrangement,  GGK has no  full-time employees and therefore,  none of the audit services  performed were provided by permanent  full-time  employees of GGK. GGK manages and supervises the audit and audit  staff,  and is  exclusively  responsible  for  the  opinion  rendered  in connection with its examination.

            The  aggregate  fees  billed to the  Company by GGK,  TBS and GT for services  performed  for the  years  ended  December  31,  2004  and 2003 are as follows:

                                                 2004                                2003
                                     --------------------------             -------------------------
                                      GGK/TBS            GT                  GGK/TBS            GT
                                      -------          -------               -------        --------

Audit Fees ..................        $ 68,000          $10,000               $   --         $ 79,000
Audit Related Fees ..........          16,000           63,000                   --           23,000
Tax Fees ....................          70,000           23,000                   --          109,000
All Other Fees ..............           --                --                     --             --

AUDIT FEES

            The aggregate  audit fees for the years ended  December 31, 2004 and
2003 were  primarily  related  to the audit of the  Company's  annual  financial statements and review of those  financial  statements  included in the Company's quarterly reports on Form 10-Q.

AUDIT RELATED FEES

            Audit  related fees for 2004 were  primarily  incurred in connection with the Company's  registration  statement and related  Securities and Exchange
Commission comments,  consents of prior auditors and the audits of the Company's employee benefit plans.  Audit related fees for 2003 were primarily  incurred in connection with the audits of the Company's employee benefit plans.

TAX FEES

            Tax  fees for the  years  ended  December  31,  2004  and 2003  were primarily related to tax and other related services. For the year ended December
31, 2004, tax fees, which do not include Financial Information System Design and
Implementation fees, have been provided by TBS.

ALL OTHER FEES

            The  Company  did not engage  GGK,  TBS or GT to  provide  any other services during the fiscal years ended December 31, 2004 and 2003.

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

       3.3.      By-laws of the Company  (incorporated  by  reference to Exhibit
                 3.2 filed with the Company's report on Form 8-K dated April 14,
                 2005).

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

        14.      Code of Business Conduct and Ethics  (incorporated by reference to exhibit 14 filed with the Company's report on Form 10-KA for the fiscal year ended December 31, 2003).

      **21.      Subsidiaries of the Company.

    **23.1       Consent of  Independent  Registered  Public  Accounting  Firm -
                 Goldstein Golub Kessler LLP.

    **23.2       Consent of  Independent  Registered  Public  Accounting  Firm -
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

*   Filed herewith
**  Previously  filed on the  Company's  Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Dated:  April 29, 2005

