Form 10-Q
period 2005-03-31
UNITED CAPITAL CORP /DE/
filed 2005-05-13
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended MARCH 31, 2005

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

The registrant had 9,160,142 shares of common stock, $.10 par value, outstanding as of May 12, 2005

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as
            of March 31, 2005 (Unaudited) and December 31, 2004................3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 2005 and 2004 (Unaudited).............4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2005 and 2004 (Unaudited)...........5-6

            Notes to Consolidated Financial Statements (Unaudited)..........7-15

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................15-20

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK.......................................................20

ITEM 4.     CONTROLS AND PROCEDURES...........................................20

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS..........................................................21

SIGNATURES  ..................................................................21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             March 31,             December 31,
                                                                                2005                  2004
                                                                          ---------------       ---------------
                                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                $  86,409             $  84,783
   Marketable securities                                                       52,719                54,456
   Notes and accounts receivable, net                                           7,393                 7,350
   Inventories                                                                  4,537                 4,132
   Prepaid expenses and other current assets                                    1,026                   892
   Deferred income taxes                                                        1,314                   354
                                                                            ---------             ---------

      TOTAL CURRENT ASSETS                                                    153,398               151,967
                                                                            ---------             ---------

Property, plant and equipment, net                                              3,235                 2,337
Real property held for rental, net                                             31,731                31,545
Investments in joint ventures                                                  18,938                19,398
Noncurrent notes receivable                                                     1,814                 4,462
Other assets                                                                    2,016                 2,051
Noncurrent assets of discontinued operations                                      946                   964
                                                                            ---------             ---------

      TOTAL ASSETS                                                          $ 212,078             $ 212,724
                                                                            =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                     $   2,171             $   2,394
   Accounts payable and accrued liabilities                                     9,074                10,144
   Income taxes payable                                                         6,604                 7,014
   Current liabilities of discontinued operations                                  11                     7
                                                                            ---------             ---------

      TOTAL CURRENT LIABILITIES                                                17,860                19,559
                                                                            ---------             ---------

Long-term debt                                                                  5,610                 6,041
Other long-term liabilities                                                    30,173                30,316
Deferred income taxes                                                           2,917                 2,739
                                                                            ---------             ---------

      TOTAL LIABILITIES                                                        56,560                58,655
                                                                            ---------             ---------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 9,160 and 9,130 shares, respectively                 916                   913
   Retained earnings                                                          155,309               152,266
   Accumulated other comprehensive income, net of tax                            (707)                  890
                                                                            ---------             ---------

      TOTAL STOCKHOLDERS' EQUITY                                              155,518               154,069
                                                                            ---------             ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 212,078             $ 212,724
                                                                            =========             =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                         ---------------------------
                                                                                                           2005              2004
                                                                                                           ----              ----
REVENUES:
    Net sales                                                                                            $ 10,093          $  9,290
    Rental revenues from real estate operations                                                             5,229             5,307
                                                                                                         --------          --------

          Total revenues                                                                                   15,322            14,597
                                                                                                         --------          --------

COSTS AND EXPENSES:
    Cost of sales                                                                                           7,454             6,681
    Real estate operations:
       Mortgage interest expense                                                                              133               192
       Depreciation expense                                                                                   473               597
       Other operating expenses                                                                             2,071             1,746
    General and administrative expenses                                                                     1,654             1,519
    Selling expenses                                                                                          972             1,016
                                                                                                         --------          --------

          Total costs and expenses                                                                         12,757            11,751
                                                                                                         --------          --------

          Operating income                                                                                  2,565             2,846
                                                                                                         --------          --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                                                            1,144               386
    Interest expense                                                                                         (133)             (120)
    Other income and expense, net                                                                             789             1,635
                                                                                                         --------          --------

          Total other income                                                                                1,800             1,901
                                                                                                         --------          --------

Income from continuing operations before income taxes                                                       4,365             4,747

Provision for income taxes                                                                                  1,519             1,268
                                                                                                         --------          --------

INCOME FROM CONTINUING OPERATIONS                                                                           2,846             3,479
                                                                                                         --------          --------

DISCONTINUED OPERATIONS:
    (Loss) income from discontinued  operations,  net of tax (benefit) provision
       of ($7) and $34, respectively                                                                          (11)               49
    Net gain (loss) on disposal of discontinued operations, net of provision
       (benefit) of $20 and ($56), respectively                                                                30               (83)
                                                                                                         --------          --------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                                     19               (34)
                                                                                                         --------          --------

NET INCOME                                                                                               $  2,865          $  3,445
                                                                                                         ========          ========

BASIC EARNINGS PER SHARE:

    Income from continuing operations                                                                    $    .31          $    .38
    Income from discontinued operations                                                                      --                --
                                                                                                         --------          --------
    NET INCOME PER SHARE                                                                                 $    .31          $    .38
                                                                                                         ========          ========

DILUTED EARNINGS PER SHARE:

    Income from continuing operations                                                                    $    .26          $    .32
    Income from discontinued operations                                                                      --                --
                                                                                                         --------          --------
    NET INCOME PER SHARE ASSUMING DILUTION                                                               $    .26          $    .32
                                                                                                         ========          ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                         ---------------------------
                                                                                                           2005              2004
                                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $  2,865          $  3,445
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                                                        705               845
         Net gain on sale of available-for-sale securities                                                   (445)             (594)
         Gain on sale of other assets                                                                           --             (363)
         Equity in losses of joint ventures                                                                   266                34
         Net (gain) loss on disposal of discontinued operations, net of tax                                   (30)               83
         Net realized and unrealized (gain) loss on derivative instruments                                   (605)                3
         Changes in assets and liabilities:
            Notes and accounts receivable, net                                                               (261)             (823)
            Inventories                                                                                      (405)              (55)
            Prepaid expenses and other current assets                                                        (134)              (46)
            Deferred income taxes                                                                              78            (1,708)
            Noncurrent notes receivable                                                                         --             (110)
            Other assets                                                                                       28               102
            Accounts payable and accrued liabilities                                                         (489)             (403)
            Income taxes payable                                                                             (430)              862
            Other long-term liabilities                                                                      (143)               64
            Discontinued operations - noncash charges and
               working capital changes                                                                          4              (725)
                                                                                                         --------          --------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                                              1,004               611
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                                               (2,196)          (10,264)
   Proceeds from sale of available-for-sale securities                                                      1,921             8,394
   Proceeds from sale of other assets                                                                           --            1,363
   Proceeds from sale of real estate assets                                                                    68               202
   Purchase of derivative instruments                                                                           --              (13)
   Proceeds from sale of derivative instruments                                                                24                 --
   Purchase of notes receivable                                                                                 --           (1,000)
   Acquisition of property, plant and equipment                                                            (1,122)              (37)
   Principal payments on notes receivable                                                                   2,866                12
   Acquisition of/additions to real estate assets                                                            (660)             (236)
   Distributions from joint ventures                                                                          194               195
                                                                                                         --------          --------

                     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    1,095            (1,384)
                                                                                                         --------          --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                         ---------------------------
                                                                                                           2005              2004
                                                                                                           ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                                                (654)             (864)
   Proceeds from exercise of stock options                                                                    181               121
                                                                                                         --------          --------

                     NET CASH USED IN FINANCING ACTIVITIES                                                   (473)             (743)
                                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        1,626            (1,516)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             84,783            59,210
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 86,409          $ 57,694
                                                                                                         ========          ========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

            Interest                                                                                     $    213          $    291
                                                                                                         ========          ========

            Taxes                                                                                        $  1,862          $  1,913
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

The consolidated financial information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting  principles,  reflected  in  the  Consolidated  Financial  Statements included in the Company's  Annual Report on Form 10-K filed with the  Securities and Exchange Commission ("SEC") for the year ended December 31, 2004.

In the opinion of management,  all  adjustments,  consisting  only of normal and recurring adjustments,  necessary for a fair presentation of the results for the interim periods presented have been recorded.  The results of operations for the periods  presented are not necessarily  indicative of the results to be expected for the full year.

2.    STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce retained earnings. Future proceeds from the issuance  of common  stock in excess of par value will be  credited  to retained
earnings  until  such  time  that  previously   recorded  reductions  have  been
recovered. The Company did not purchase any shares of the Company's common stock during  the three  months  ended  March  31,  2005 or 2004.  Repurchases  of the
Company's  common  stock  may be made  from  time to time in the open  market at prevailing market prices and may be made in privately  negotiated  transactions, subject to available resources. During the three months ended March 31, 2005 and
2004, the Company received proceeds of $181 and $121 from the exercise of 30 and
20 stock options, respectively.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                 Three Months Ended
                                                                      March 31,
                                                           -------------------------------
                                                             2005                   2004
                                                             ----                   ----
Numerator:
    Income from continuing operations                       $ 2,846                $ 3,479
                                                            =======                =======

Denominator:

    Basic - weighted-average shares outstanding               9,142                  9,097
    Dilutive effect of employee stock options                 1,868                  1,858
                                                            -------                -------
    Diluted - weighted-average shares outstanding            11,010                 10,955
                                                            =======                =======

Basic earnings per share - continuing operations            $   .31                $   .38
                                                            =======                =======
Diluted earnings per share - continuing operations          $   .26                $   .32
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
Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Net income, as reported                                     $  2,865               $  3,445
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects                      (497)                  (726)
                                                            --------               --------
Pro forma net income                                        $  2,368               $  2,719
                                                            ========               ========

Earnings per share:

    Basic - as reported                                     $    .31               $    .38
                                                            ========               ========
    Basic - pro forma                                       $    .26               $    .30
                                                            ========               ========

    Diluted - as reported                                   $    .26               $    .32
                                                            ========               ========
    Diluted - pro forma                                     $    .22               $    .25
                                                            ========               ========

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

As discussed  in Note 15,  "Recent  Accounting  Pronouncements,"  the  Financial
Accounting  Standards  Board  ("FASB")  issued  SFAS  No.  123  (revised  2004),
"Share-Based  Payment" in December  2004.  The  provisions of this statement are effective as of the  beginning of the first annual period that begins after June
15, 2005, as amended by the SEC, which would be January 1, 2006 for the Company.

5.    MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:
                                                               Gross                 Gross                  Fair
                                                             Unrealized            Unrealized              Market
                                          Cost                 Gains                 Losses                Value
                                        --------             --------              --------              --------
      March 31, 2005:
      ---------------
      Available-for-sale:
          Equity securities             $ 48,801             $  2,629              $ (3,716)             $ 47,714
          Bonds                            5,005                 --                    --                   5,005
                                        --------             --------              --------              --------
                                        $ 53,806             $  2,629              $ (3,716)             $ 52,719
                                        ========             ========              ========              ========

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
      December 31, 2004:
      ------------------
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
                                        ========             ========              ========              ========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized gains included in the determination of net income are as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                          2005                   2004
                                                                          ----                   ----
            Available-for-sale securities:
               Proceeds                                                 $  1,921               $  8,394
               Gross realized gains                                          445                    594

6.    INVENTORIES

The components of inventories are as follows:
                                                                     March 31,            December 31,
                                                                       2005                   2004
                                                                     --------               --------
               Raw materials                                         $  1,997               $  1,985
               Work in process                                            467                    361
               Finished goods                                           2,073                  1,786
                                                                     --------               --------
                                                                     $  4,537               $  4,132
                                                                     ========               ========

7.    REAL ESTATE

      PROPERTY SALES

During the three months ended March 31, 2005, the Company  divested  itself of a commercial  property  which  had a net book  value  of $18 from its real  estate investment and management  segment.  The proceeds from this transaction were $68 resulting  in a gain  of  $30,  on a net  of tax  basis.  This  property  had no operating costs during the three months ended March 31, 2005.

During the three  months ended March 31, 2004,  the Company  contributed,  for a nominal amount,  two commercial  properties from its real estate  investment and management  segment  which had a total net book value of $341.  Net of  proceeds received, the Company recorded a loss of $83, on a net of tax basis.

The result of operations  for these  properties for the three months ended March
31, 2005 and 2004 have been reclassified to discontinued operations, on a net of tax  basis.  In  addition,  the  assets and  liabilities  associated  with these properties have been reclassified to discontinued operations in the accompanying
Consolidated Balance Sheet at December 31, 2004. These amounts primarily consist of real property, net of accumulated depreciation,  rents receivable, prepaid or accrued charges, and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations for the three months ended March 31, 2004 is as follows:

                                                                         2004
                                                                   ----------------
               Rental revenues from real estate operations            $      300
               Mortgage interest expense                                     (19)
               Depreciation expense                                          (23)
               Other operating expenses                                     (211)
                                                                      ----------

               Income from operations                                 $       47
                                                                      ==========

      PROPERTIES HELD FOR SALE

As of March 31, 2005, the Company considered two commercial  properties from its real estate and investment  management  segment to be held for sale and reported as discontinued  operations.  The results of operations of these properties have been  reclassified  to  discontinued  operations,  on a net of tax basis, in the
Consolidated  Statements of Income for the three months ended March 31, 2005 and
2004. In addition,  the assets and liabilities associated with these properties, primarily consisting of real property,  net of accumulated  depreciation,  rents receivable,  prepaid or accrued charges and mortgage  obligations,  if any, have been  reclassified to discontinued  operations in the accompanying  Consolidated
Balance Sheets at March 31, 2005 and December 31, 2004.

One of the Company's  properties,  previously  classified as held for sale,  was reclassified  to continuing  operations as the Company no longer expects to sell this property, but expects to negotiate a favorable lease.

Summarized financial  information for properties held for sale and accounted for as discontinued operations is as follows:
                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                          2005                   2004
                                                                          ----                   ----
               Rental revenues from real estate operations              $     13               $     46
               Depreciation expense                                           --                    (10)
               Other operating expenses                                      (31)                    --
                                                                        --------               --------
               (Loss) income from operations                            $    (18)              $     36
                                                                        ========               ========

8.    INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of the following:
                                                                     March 31,            December 31,
                                                                       2005                   2004
                                                                     --------               --------
                      Investment in hotel ventures                   $ 11,416               $ 11,771
                      Lease financing                                   7,522                  7,627
                                                                     --------               --------
                                                                     $ 18,938               $ 19,398
                                                                     ========               ========

      INVESTMENTS IN HOTEL VENTURES

The Company has a 40% interest in two joint  ventures which each own and operate a hotel.  The hotels are located in New Jersey (the "Hotel Venture") and Quebec,
Canada (the "Quebec  Venture").  The New Jersey hotel secures a $25,000 mortgage loan (the "Mortgage") with a bank. In connection with the Mortgage,  the Company and another joint venture partner entered into a direct guaranty  agreement with the bank whereby they, jointly and severally, guaranteed not more than $4,000 of the  Mortgage.  Amounts  due under the  guaranty  are  reduced by the  scheduled principal  payments  under the Mortgage.  The guaranty is  enforceable  upon the occurrence  of certain  events,  including a default as defined in the Mortgage, and  expires  upon  satisfaction  of the loan in  April  2006.  Pursuant  to the operating  agreement,  any payments made under the guaranty  would  increase the guarantors' ownership interest.  The Company believes that the collateral of the
underlying  hotel  is  sufficient  to  repay  the  Mortgage  without   requiring
enforcement  of the guaranty.  Accordingly,  the fair value of the guarantee was determined to be insignificant and, therefore, no liability has been recorded.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's equity in losses of these hotel ventures was ($355) and ($141) for the three months ended March 31, 2005 and 2004, respectively.

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

                                                               March 31,                   December 31,
      Balance Sheets:                                            2005                          2004
                                                        ----------------------        ----------------------
            Current assets                                  $        3,296                $        4,073
                                                            ==============                ==============
            Property, plant and equipment, net              $       59,751                $       60,778
                                                            ==============                ==============
            Other non-current assets                        $          145                $          179
                                                            ==============                ==============
            Current liabilities                             $        2,798                $        2,807
                                                            ==============                ==============
            Long-term liabilities                           $       29,233                $       29,766
                                                            ==============                ==============
            Equity                                          $       31,161                $       32,457
                                                            ==============                ==============

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -------------------------------
      Operating results:                                                  2005                   2004
                                                                          ----                   ----
            Revenues                                                    $  5,527               $  5,573
                                                                        ========               ========
            Operating profit                                            $    358               $    730
                                                                        ========               ========
            Net loss                                                    $   (887)              $   (353)
                                                                        ========               ========

      LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income arising from this  investment was $89 and $107 for the three months ended
March 31, 2005 and 2004,  respectively,  and is included in rental income in the
Consolidated Statements of Income.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or call options.  At March 31, 2005 and December 31, 2004, the fair value of such  derivatives  was ($1) and  ($581),  respectively,  which is  recorded as a component  of  accounts  payable  and accrued  liabilities  in the  Consolidated
Balance  Sheets.  These  instruments  do not  qualify for hedge  accounting  and therefore  changes in the derivatives  fair value are recognized in income.  The
Company  recognized $605 and ($3) in net realized and unrealized  gains (losses)
from derivative  instruments for the three months ended March 31, 2005 and 2004, respectively,  which  are  included  in other  income  and  expense,  net in the
Consolidated Statements of Income.

10.   RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (See Note 8).

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and the Quebec  Venture,  are managed by BREP IV Hotel L.L.C.  ("BREP"), the successor to Prime Hospitality Corp. ("Prime"). The Company's Board Chairman
and another Director were directors  and/or an executive  officer of Prime prior to its  sale to BREP in  October  2004.  Fees  paid  for the  management  of the
Company's two hotel  properties  are based upon a percentage of revenue and were approximately $18 for the three months ended March 31, 2004.

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

Environmental  studies at the second facility  indicate that  remediation may be necessary. Based upon the facts presently available,  environmental experts have advised the Company that under the most probable scenario, the estimated cost to remediate this site is anticipated to require $2,300 in initial costs, including capital  equipment  expenditures,  and $258 in annual  operating and maintenance costs  over a 10 year  period.  These  estimated  costs of future  expenses  for environmental remediation obligations are not discounted to their present value.
The  Company  may revise  such  estimates  in the future due to the  uncertainty regarding the nature,  timing and extent of any remediation  efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately $10,000 and
$10,200 recorded in accounts payable and accrued liabilities and other long-term liabilities at March 31, 2005 and December 31, 2004, respectively, to cover such matters.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date. At March 31, 2005 and December 31, 2004,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

12.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Net income                                                  $ 2,865                $ 3,445
Other comprehensive income, net of tax:
    Change in net unrealized (loss) gain on
       available for sale securities, net of
       tax effect of $704 and ($1,627), respectively         (1,308)                 3,022

    Reclassification adjustment for net gains
       realized in net income, net of tax effect
       of $156 and $208, respectively                          (289)                  (386)
                                                            -------                -------

Comprehensive income                                        $ 1,268                $ 6,081
                                                            =======                =======

Accumulated other comprehensive  income included as a component of stockholders'
equity at March 31,  2005 and  December  31,  2004  consists  of net  unrealized
(losses) gains on available-for-sale securities of ($707) and $890, which is net of ($381) and $479 of taxes, respectively.

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

Operating results of the Company's business segments are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Net revenues and sales:
  Real estate investment and management                     $ 5,229                $ 5,307
  Engineered products                                        10,093                  9,290
                                                            -------                -------

                                                            $15,322                $14,597
                                                            =======                =======

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Operating income:
    Real estate investment and management                   $ 2,552                $ 2,772
    Engineered products                                         902                    839
    General corporate expenses                                 (889)                  (765)
                                                            -------                -------
                                                              2,565                  2,846

Other income, net                                             1,800                  1,901
                                                            -------                -------

Income from continuing operations before
    income taxes                                            $ 4,365                $ 4,747
                                                            =======                =======

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

Net periodic pension expense consists of the following:

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Service cost                                                  $ (74)                 $ (71)
Interest cost                                                  (165)                  (163)
Actual return on plan assets                                   (204)                   165
Net amortization and deferral                                   394                    (21)
                                                              -----                  -----
Net periodic pension expense                                  $ (49)                 $ (90)
                                                              =====                  =====

The Company did not contribute to the pension plan during the three months ended
March 31, 2005 as the plan is overfunded.

15.   RECENT ACCOUNTING PRONOUNCEMENTS

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment"  ("SFAS No. 123R"),  which replaces SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires that the  compensation  cost relating to  share-based payment  transactions be recognized in financial statements based on alternative fair value models.  The share-based  compensation cost will be measured based on the fair value of the equity or liability  instruments  issued.  Per APB No. 25, compensation  expense was recognized only to the extent the fair value of common stock  exceeded the stock option  exercise  price at the  measurement  date.  In addition,  the pro forma disclosures  previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  SFAS No. 123R
also   requires  the  benefits  of  tax   deductions  in  excess  of  recognized
compensation  cost to be  reported  as a  financing  cash flow rather than as an operating  cash flow as required under current  literature.  Under the effective date provisions  included in SFAS No. 123R, the Company would have been required to implement  SFAS No. 123R as of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the SEC delayed the effective date which allows companies to implement SFAS No. 123R at the beginning of the first fiscal year after June 15, 2005,  which would be January 1, 2006 for the  Company.  The
Company is  evaluating  the  requirements  of SFAS No. 123R and expects that the adoption will have a material impact on the  consolidated  results of operations and earnings per share similar to the current  pro-forma  disclosures under SFAS
No. 123 (see Note 4).

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (In thousands, except as otherwise noted)

The following  discussion  should be read in conjunction  with the  Consolidated
Financial  Statements of United Capital Corp.  (the "Company") and related notes thereto.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Total revenues for the quarter ended March 31, 2005 were $15,322, an increase of
$725 or 5% from the comparable 2004 period.  Income from  continuing  operations during the current period was $2,846 versus $3,479 during the three months ended
March 31, 2004.  Net income for the first quarter of 2005 was $2,865 or $.31 per basic  share  compared  to net income of $3,445 or $.38 per basic  share for the first quarter of 2004.

      REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from real estate operations decreased slightly to $5,229 for the three  months  ended March 31, 2005 from $5,307 for the three months ended March
31, 2004.  This decrease was primarily  attributable to a decrease in percentage rents ($191) and the receipt of a non-recurring  amount ($165) in 2004 partially offset by an increase in hotel  operating  revenue  ($190).  In general,  rental revenues  do not  fluctuate  significantly  due to the  long-term  nature of the
Company's leases.  However,  future rental revenues could be affected by changes in hotel operating revenues,  which are generally  influenced by local and other economic conditions,  as well as by lease renewals,  terminations,  step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest expense  decreased $59 or 30.7% to $133 for the quarter ended
March 31, 2005, as compared to $192 for the first quarter of 2004. This decrease was the result of  continuing  mortgage  amortization.  At March 31,  2005,  the outstanding mortgage balance on the Company's real estate properties was reduced to $7.8 million. Mortgage interest expense on existing obligations will continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$124 or 20.8% to $473 for the three  months  ended March 31,  2005,  compared to
$597 for the same period in 2004.  This decrease was primarily  attributable  to reduced  depreciation expense associated with certain properties or improvements becoming fully depreciated in the current and prior year.

Other  operating  expenses  associated  with the  management of real  properties increased  $325 or 18.6% for the three months ended March 31, 2005,  compared to the same period in 2004.  The  increase  was  primarily  the result of increased hotel  operating  expenses  ($210) and an increase  in reported  real estate tax
expense  ($177)  which  was  primarily  the  result  of   non-recurring   tenant
reimbursements received in the prior year. These increases were partially offset by a decrease in insurance expense ($101) primarily due to non-recurring  tenant reimbursements received in the current year.

      ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
            Net sales                                       $10,093                $ 9,290
            Cost of sales                                     7,454                  6,681
            Selling, general and administrative
               expenses                                       1,737                  1,770
                                                            -------                -------
            Operating income                                $   902                $   839
                                                            =======                =======

Net sales of the  engineered  products  segment  increased  $803 or 8.6% for the
three  months  ended  March  31,  2005,   compared   with  the  results  of  the
corresponding  2004 period.  This increase was primarily due to increased demand in the Company's  transformer  and  engineered  product lines offset by a slight decrease  in the  automotive  products  which is a result  of  softening  in the automotive  industry.  Although management believes that sales of its engineered products  segment  are  directly  influenced  by  general  economic  conditions, worldwide  automotive demand and industrial  capital  spending,  future sales of this segment could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales  increased  slightly for the three months ended  March 31,  2005,  compared  to the  corresponding  period  in 2004.  This increase  is  primarily  due to the  change in  product  sales  noted  above and increases in material purchase costs,  primarily  associated with steel which is experiencing a higher then usual worldwide  demand.  Continued  increases in the price of raw materials could effect the gross margin and operating profit of the engineered products segment.

Selling,  general and administrative expenses of the engineered products segment remained  relatively  consistent,  decreasing  $33 or 1.9% for the three  months ended March 31,  2005,  from the  comparable  2004  period.  This  decrease  was primarily  due to decreases in payroll and payroll  related  expenses  ($85) and freight costs ($36) partially offset by increases in professional fees ($38) and travel expenses ($32).

      GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  $124 or 16.2% for the three  months ended March 31, 2005, compared to such expenses incurred for the comparable 2004 period. This increase was primarily the result of increased  compensation and benefit ($83) and travel expenses ($62) partially offset by a decrease in pension related expenses ($41).

      OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                              2005                   2004
                                                              ----                   ----
Net gain on sale of available-for sale securities            $  445                $   594
Net realized and unrealized gain (loss) on derivative
   instruments                                                  605                     (3)
Gain on sale of other assets                                   --                      363
Equity in losses of hotel ventures                             (355)                  (141)
Casualty insurance settlement                                  --                      831
Other, net                                                       94                     (9)
                                                             ------                -------
                                                             $  789                $ 1,635
                                                             ======                =======

      INCOME TAXES

The effective  tax rate from  continuing  operations  for the three months ended
March 31, 2004  reflects the benefits of the donation of certain  properties  to qualified organizations in 2004.

      DISCONTINUED OPERATIONS

(Loss) income from  operations on properties sold or held for sale and accounted for as discontinued  operations was ($11), on a net of tax basis,  for the three months ended March 31, 2005,  versus $49 for the comparable  2004 period.  Prior year amounts have been  reclassified  to reflect  results of  operations of real properties  held for sale as of March 31,  2005,  or disposed of during 2005 and
2004, as  discontinued  operations.  Net gains  (losses) on the disposal of real estate assets  accounted for as  discontinued  operations were $30 and ($83) for the three  months ended March 31, 2005 and 2004,  respectively,  on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced  a net cash inflow  from  operations  of $1,004 for the three  months  ended March 31, 2005 versus $611 for the three months ended March
31, 2004.  The change in operating  cash flow during these periods is the result of current and  deferred  income tax  fluctuations  associated  with  unrealized marketable  securities gains and property  donations during the first quarter of
2004 and are offset by other  working  capital  changes  and a decline in income from operations.

Net cash provided by investing  activities increased $2,479 for the three months ended  March 31,  2005,  compared  with the same period of 2004.  This  increase primarily results from additional  proceeds received from principal  payments on notes  receivables  ($2,854),  the timing of the purchase or sale of  marketable securities ($1,632) and from the purchase of a notes receivable in 2004 ($1,000)
partially  offset by  proceeds  received  in 2004 from the sale of other  assets
($1,363) and  additional  purchases of property,  plant and  equipment  and real property ($1,509).

Net cash used in financing  activities was $473 and $743 during the three months
ended  March  31,  2005  and  2004,  respectively.   These  uses  of  cash  were
attributable  to debt  reduction  partially  offset  by cash  proceeds  from the exercise of stock options.

At March 31, 2005, the Company's cash and marketable  securities  totaled $139.1 million and working  capital was $135.5 million  compared to cash and marketable securities of $139.2  million and working  capital of $132.4 million at December
31,  2004.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital  along  with the $80  million of availability on the revolving credit facility, discussed below, puts the Company in an opportune  position to fund  acquisitions  and grow its portfolio,  if and when attractive long-term opportunities become available.

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

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect to the  acquisition  of real  properties  or other companies in exchange for its equity securities or any debt securities.

Funds of the Company in excess of that needed for  working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.  Changes in U.S.
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash and other interest  bearing  investments held by the Company and the recent increase in U.S.  interest  rates,  the Company's  earnings have been  favorably impacted.

Effective  December 10, 2002, the Company  entered into a credit  agreement with five  banks  which  provides  for  an  $80  million  revolving  credit  facility
("Revolver").  The Revolver may be increased  under  certain  circumstances  and expires on December  31,  2005.  The Company  expects to  renegotiate  a similar facility prior to the expiration of the Revolver.

Under the Revolver, the Company will be provided with eligibility based upon the sum of (i) 60% of the  aggregate  annualized  and  normalized  year-to-date  net operating income of unencumbered eligible properties, as defined, capitalized at
10%,  (ii) 60% of the  aggregate  annualized  and  normalized  year-to-date  net
operating  income  of  unencumbered  eligible  hotel  properties,   as  defined,
capitalized  at 10.5%,  not to exceed the lesser of $10  million or 10% of total eligibility,  (iii) the lesser of $20 million or 50% of the aggregate annualized
and  normalized   year-to-date  net  operating  income  of  encumbered  eligible properties,  as  defined,  capitalized  at 12%,  (iv) the sum of 75% of eligible accounts  receivable,  50% of eligible inventory,  and 50% of eligible loans, as defined, (v) cash and cash equivalents in excess of working capital, as defined, and (vi) 50% of marketable securities, as defined. At March 31, 2005 eligibility under the Revolver was $80 million, based upon the above terms and there were no amounts outstanding under the Revolver.

The credit agreement  contains certain financial and restrictive  covenants,  as follows:  (i) total debt cannot exceed 50% of capitalization  value, as defined,
(ii) equity value,  as defined,  must be at least $150 million,  (iii)  interest coverage,  as  defined,  must not be less  than  2.25:1.00,  (iv)  debt  service coverage, as defined,  must not be less than 1.35:1.00,  (v) eligible properties debt service coverage, as defined, must not be less than 1.50:1.00, (vi) capital expenditures,  exclusive  of real estate,  must not exceed $3 million  annually,
(vii) capitalization  value, as defined,  must not be less than $200 million and
(viii)  operating lease  obligations  must not exceed $1 million  annually.  The
Company was in  compliance  with all  covenants  at March 31,  2005.  The credit agreement also contains  provisions  which allow the banks to perfect a security interest in certain  operating and real estate assets in the event of a default, as  defined in the  credit  agreement.  Borrowings  under the  Revolver,  at the
Company's  option,  bear  interest at the bank's  prime  lending  rate or at the
London  Interbank  Offered Rate  ("LIBOR")  (2.9% at March 31, 2005) plus 2% for non-cash collateralized borrowings and 1% for cash collateralized borrowings.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  For the three months ended
March  31,  2005  and  2004,  9.3% and  9.0% of the net  sales of the  Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
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

The Company is subject to various other  litigation,  legal  regulatory  and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date. At March 31, 2005 and December 31, 2004,  the Company had approximately $20 million recorded in other long-term  liabilities  relating to such  matters.  None of these  matters  are  expected to result in a material adverse effect on the Company's  consolidated  financial  position or results of operations.

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and,  accordingly,  any future  purchases in excess of par value will also reduce retained earnings. Future proceeds from the issuance  of common  stock in excess of par value will be  credited  to retained
earnings  until  such  time  that  previously   recorded  reductions  have  been
recovered. The Company did not purchase any shares of the Company's common stock during  the three  months  ended  March  31,  2005 or 2004.  Repurchases  of the
Company's  common  stock  may be made  from  time to time in the open  market at prevailing  market prices or in privately  negotiated  transactions,  subject to available resources.

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

Refer to the  Company's  2004 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived assets and pension plans. During the three months ended March 31, 2005, there were no material changes to these policies.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Notes to Consolidated  Financial  Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain  statements in this Report on Form 10-Q and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties inherent in forward-looking  statements, the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  See the  Company's  2004 Annual Report on Form
10-K for a discussion  of risk  factors  that could impact our future  financial performance  and/or  cause  actual  results to differ  significantly  from those expressed or implied by such statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

See Note 9 of Notes to  Consolidated  Financial  Statements  for a discussion of derivative  financial activity since December 31, 2004. There have been no other material  changes  in  quantitative  and  qualitative  market  risks  from those disclosed in item 7A of the  Company's  Annual  Report on form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

31.1        Certification  of the  Chief  Executive  Officer  pursuant  to  Rule
            13a-15(e) and 15d-15(e).
31.2        Certification  of the  Chief  Financial  Officer  Pursuant  to  Rule
            13a-15(e) and 15d-15(e).
32.1        Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.
            Section 1350, as adopted  pursuant to Section 906 of  Sarbanes-Oxley
            Act of 2002.
32.2        Certification  of the Chief Financial  Officer pursuant to 18 U.S.C.
            Section 1350, as adopted  pursuant to Section 906 of  Sarbanes-Oxley
            Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                     UNITED CAPITAL CORP.

Date:  May 12, 2005

                                     By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

