Form 10-Q
period 2005-06-30
UNITED CAPITAL CORP /DE/
filed 2005-08-11
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2005

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

The registrant had 8,737,242 shares of common stock, $.10 par value, outstanding as of August 4, 2005.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as
           of June 30, 2005 (Unaudited) and December 31, 2004..................3

           Consolidated Statements of Income for the Three and
           Six Months Ended June 30, 2005 and 2004 (Unaudited).................4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2005 and 2004 (Unaudited)...............5-6

           Notes to Consolidated Financial Statements (Unaudited)...........7-15

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................15-20

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
           MARKET RISK....................................................... 20

ITEM 4.    CONTROLS AND PROCEDURES............................................20

                           PART II - OTHER INFORMATION

                                   UNITED CAPITAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                              (In thousands)

                                                                     June 30,             December 31
                                                                       2005                  2004
                                                                 ---------------        ---------------
                                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                        $ 83,618               $ 84,783
   Marketable securities                                              46,336                 54,456
   Notes and accounts receivable, net                                  7,349                  7,350
   Inventories                                                         4,614                  4,132
   Prepaid expenses and other current assets                           1,190                    892
   Deferred income taxes                                                 902                    354
                                                                    --------               --------

      TOTAL CURRENT ASSETS                                           144,009                151,967
                                                                    --------               --------

Property, plant and equipment, net                                     3,115                  2,337
Real property held for rental, net                                    30,881                 30,576
Investments in joint ventures                                         19,085                 19,398
Noncurrent notes receivable                                            4,605                  4,462
Other assets                                                           1,979                  2,051
Noncurrent assets of discontinued operations                           1,883                  1,933
                                                                    --------               --------

      TOTAL ASSETS                                                  $205,557               $212,724
                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                             $  1,564               $  2,368
   Accounts payable and accrued liabilities                            9,221                 10,137
   Income taxes payable                                                6,150                  7,014
   Current liabilities of discontinued operations                         35                     40
                                                                    --------               --------

      TOTAL CURRENT LIABILITIES                                       16,970                 19,559
                                                                    --------               --------

Long-term debt                                                         4,428                  4,929
Other long-term liabilities                                           30,228                 30,316
Deferred income taxes                                                  3,042                  2,739
Noncurrent liabilities of discontinued operations                      1,098                  1,112
                                                                    --------               --------

      TOTAL LIABILITIES                                               55,766                 58,655
                                                                    --------               --------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
      issued and outstanding 8,737 and 9,130 shares, respectively        874                    913
   Retained earnings                                                 148,785                152,266
   Accumulated other comprehensive income, net of tax                    132                    890
                                                                    --------               --------

      TOTAL STOCKHOLDERS' EQUITY                                     149,791                154,069
                                                                    --------               --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $205,557               $212,724
                                                                    ========               ========

                        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          UNITED CAPITAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                          (In thousands, except per share data)

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                              --------------------------      --------------------------
                                                                 2005            2004            2005            2004
                                                              ----------      ----------      ----------      ----------
REVENUES:
    Net sales                                                  $ 10,010        $ 10,178        $ 20,103        $ 19,468
    Rental revenues from real estate operations                   5,882           5,265          11,036          10,501
                                                               --------        --------        --------        --------

          Total revenues                                         15,892          15,443          31,139          29,969
                                                               --------        --------        --------        --------

COSTS AND EXPENSES:
    Cost of sales                                                 7,329           7,103          14,783          13,784
    Real estate operations:
       Mortgage interest expense                                     98             149             209             318
       Depreciation expense                                         501             590             967           1,180
       Other operating expenses                                   2,119           1,777           4,190           3,523
    General and administrative expenses                           1,717           1,429           3,371           2,948
    Selling expenses                                                977             945           1,949           1,961
                                                               --------        --------        --------        --------

          Total costs and expenses                               12,741          11,993          25,469          23,714
                                                               --------        --------        --------        --------

          Operating income                                        3,151           3,450           5,670           6,255
                                                               --------        --------        --------        --------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                  1,005             398           2,149             784
    Interest expense                                               (110)           (109)           (243)           (229)
    Other income and expense, net                                   641             419           1,430           2,054
                                                               --------        --------        --------        --------

          Total other income                                      1,536             708           3,336           2,609
                                                               --------        --------        --------        --------

Income from continuing operations before income taxes             4,687           4,158           9,006           8,864

Provision for income taxes                                        1,642             703           3,143           1,954
                                                               --------        --------        --------        --------

INCOME FROM CONTINUING OPERATIONS                                 3,045           3,455           5,863           6,910
                                                               --------        --------        --------        --------

DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of tax
       provision of $10, $49, $21 and $100, respectively             14              78              31             151
    Net gain on disposal of discontinued operations, net
       of provision of $148, $4,212, $168 and $4,156,
       respectively                                                 221           6,316             251           6,233
                                                               --------        --------        --------        --------

INCOME FROM DISCONTINUED OPERATIONS                                 235           6,394             282           6,384
                                                               --------        --------        --------        --------

NET INCOME                                                     $  3,280        $  9,849        $  6,145        $ 13,294
                                                               ========        ========        ========        ========

Basic earnings per share:
    Income from continuing operations                          $    .34        $    .38        $    .65        $    .76
    Income from discontinued operations                             .02             .70             .03             .70
                                                               --------        --------        --------        --------
    NET INCOME PER SHARE                                       $    .36        $   1.08        $    .68        $   1.46
                                                               ========        ========        ========        ========

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                          $    .28        $    .32        $    .53        $    .64
    Income from discontinued operations                             .02             .60             .03             .59
                                                               --------        --------        --------        --------
    NET INCOME PER SHARE ASSUMING DILUTION                     $    .30        $    .92        $    .56        $   1.23
                                                               ========        ========        ========        ========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        UNITED CAPITAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 --------------------------------------
                                                                                      2005                    2004
                                                                                 ---------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   6,145               $  13,294
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                                1,412                   1,676
         Net gain on sale of available-for-sale securities                             (721)                   (845)
         Gain on sale of other assets                                                    --                    (363)
         Equity in earnings of joint ventures                                           (76)                   (223)
         Net gain on disposal of discontinued operations, net of tax                   (251)                 (6,233)
         Net realized and unrealized (gain) loss on derivative instruments             (664)                      7
         Tax benefit from employee stock options                                         80                      --
         Changes in assets and liabilities:
            Notes and accounts receivable, net                                         (217)                   (983)
            Inventories                                                                (482)                    620
            Prepaid expenses and other current assets                                  (298)                      8
            Deferred income taxes                                                       163                    (925)
            Other assets                                                                 58                     167
            Accounts payable and accrued liabilities                                   (334)                    727
            Income taxes payable                                                     (1,032)                 (1,272)
            Other long-term liabilities                                                 (88)                   (296)
            Discontinued operations - noncash charges and working
               capital changes                                                           (7)                   (909)
                                                                                  ---------               ---------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,688                   4,450
                                                                                  ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                         (4,755)                (14,042)
   Proceeds from sale of available-for-sale securities                               12,430                  11,186
   Proceeds from sale of other assets                                                    --                   1,363
   Proceeds from sale of real estate assets                                             457                  11,889
   Purchase of derivative instruments                                                    --                     (13)
   Proceeds from sale of derivative instruments                                          82                      12
   Purchase/issuance of notes receivable                                             (2,810)                 (1,000)
   Acquisition of property, plant and equipment                                      (1,208)                   (108)
   Principal payments on notes receivable                                             2,885                      38
   Acquisition of/additions to real estate assets                                    (1,273)                   (793)
   Distributions from joint ventures                                                    389                     389
                                                                                  ---------               ---------

                     NET CASH PROVIDED BY INVESTING ACTIVITIES                        6,197                   8,921
                                                                                  ---------               ---------

                                          UNITED CAPITAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 --------------------------------------
                                                                                      2005                    2004
                                                                                 ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                        (1,305)                 (1,627)
   Purchase and retirement of common stock                                           (9,951)                     --
   Proceeds from exercise of stock options                                              206                     145
                                                                                  ---------               ---------

                     NET CASH USED IN FINANCING ACTIVITIES                          (11,050)                 (1,482)
                                                                                  ---------               ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,165)                 11,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       84,783                  59,210
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  83,618               $  71,099
                                                                                  =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

            Interest                                                              $     414               $     542
                                                                                  =========               =========

            Taxes                                                                 $   3,952               $   4,224
                                                                                  =========               =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of note receivable in connection with sale of real property           $      --               $     800
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

2.   STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce  retained  earnings.  During the six months ended  June 30,  2005,  the  Company  purchased  and  retired  425 shares of the
Company's common stock,  representing  almost 5% of the outstanding  shares, for
$9,951  which  resulted in a  comparable  reduction  to retained  earnings.  The
Company did not purchase any shares of the Company's common stock during the six months ended June 30, 2004.  Repurchases  of the  Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in  privately  negotiated  transactions,  subject to  available  resources.
Future proceeds from the issuance of common stock in excess of par value will be
credited  to  retained  earnings  until  such  time  that  previously   recorded
reductions  have been  recovered.  During the six months ended June 30, 2005 and
2004, the Company received proceeds of $206 and $145 from the exercise of 32 and
22 stock options, respectively.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        --------------------------      --------------------------
                                                           2005            2004            2005            2004
                                                        ----------      ----------      ----------      ----------
Numerator:
    Income from continuing operations                     $ 3,045         $ 3,455         $ 5,863         $ 6,910
                                                          =======         =======         =======         =======

Denominator:
    Basic - weighted-average shares outstanding             9,020           9,112           9,081           9,105
    Dilutive effect of employee stock options               1,870           1,546           1,869           1,702
                                                          -------         -------         -------         -------
    Diluted - weighted-average shares outstanding          10,890          10,658          10,950          10,807
                                                          =======         =======         =======         =======

Basic earnings per share - continuing operations          $   .34         $   .38         $   .65         $   .76
                                                          =======         =======         =======         =======
Diluted earnings per share - continuing operations        $   .28         $   .32         $   .53         $   .64
                                                          =======         =======         =======         =======

Employee stock options to purchase 756 shares of the Company's  common stock for each of the three and six months  ended June 30,  2004 were not  included in the computation of diluted  earnings per share in the respective  periods  presented because their effect would be anti-dilutive.

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
Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        --------------------------      --------------------------
                                                           2005            2004            2005            2004
                                                        ----------      ----------      ----------      ----------
Net income, as reported                                  $  3,280        $  9,849        $  6,145        $ 13,294
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                               (449)           (676)           (946)         (1,402)
                                                         --------        --------        --------        --------
Pro forma net income                                     $  2,831        $  9,173        $  5,199        $ 11,892
                                                         ========        ========        ========        ========

Earnings per share:
    Basic - as reported                                  $    .36         $  1.08         $   .68         $  1.46
                                                         ========        ========        ========        ========
    Basic - pro forma                                    $    .31         $  1.01         $   .57         $  1.31
                                                         ========        ========        ========        ========

    Diluted - as reported                                $    .30         $   .92         $   .56         $  1.23
                                                         ========        ========        ========        ========
    Diluted - pro forma                                  $    .26         $   .88         $   .48         $  1.13
                                                         ========        ========        ========        ========

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

                                                       Gross                 Gross                Fair
                                                    Unrealized            Unrealized              Market
                                  Cost                 Gains                Losses                Value
                             ---------------      ---------------       ---------------       ---------------
June 30, 2005:
--------------
Available-for-sale:
    Equity securities           $ 46,127             $  2,684              $ (2,480)             $ 46,331
    Bonds                              5                   --                    --                     5
                                --------             --------              --------              --------
                                $ 46,132             $  2,684              $ (2,480)             $ 46,336
                                ========             ========              ========              ========

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

                                                          Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                        2005            2004
                                                    ------------    ------------
           Available-for-sale securities:
               Proceeds                               $ 12,430        $ 11,186
               Gross realized gains                        721             845

6.   INVENTORIES

The components of inventories are as follows:
                                                      June 30,      December 31,
                                                        2005            2004
                                                    ------------    ------------
               Raw materials                          $  2,127        $  1,985
               Work in process                             440             361
               Finished goods                            2,047           1,786
                                                    ----------      ----------
                                                      $  4,614        $  4,132
                                                    ==========      ==========

7.   REAL ESTATE

     PROPERTY SALES

During the six months ended June 30, 2005,  the Company  divested  itself of two commercial  properties  which had a net book  value of $38 from its real  estate
investment  and   management   segment.   The  aggregate   proceeds  from  these
transactions were $457 resulting in a gain of $251, on a net of tax basis.

During the six months ended June 30, 2004, the Company  divested itself of three commercial  properties which had a net book value of $1,970 from its real estate investment and  management  segment.  The cash proceeds from these  transactions were $893. In addition,  the Company received an $800 purchase money mortgage in connection  with  the  sale of one of these  properties.  Two of the  commercial properties were contributed to charitable  organizations in the first quarter of
2004 for a nominal  amount.  In  addition,  the Company sold one of its shopping centers  during the  second  quarter of 2004 which had a net book value of $328.
Net proceeds from the sale were $10,994, resulting in a gain of $6,400, on a net of tax basis.

The result of operations for these properties for the three and six months ended
June 30, 2005 and 2004 have been reclassified to discontinued  operations,  on a net of tax basis. In addition,  the assets and liabilities associated with these properties have been reclassified to discontinued operations in the accompanying
Consolidated Balance Sheet at December 31, 2004. These amounts primarily consist of real property, net of accumulated depreciation,  rents receivable, prepaid or accrued charges, and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        --------------------------      --------------------------
                                                           2005            2004            2005            2004
                                                        ----------      ----------      ----------      ----------
Rental revenues from real estate
   operations                                            $     --        $    329        $     12        $    636
Mortgage interest expense                                      --              --              --             (18)
Depreciation expense                                           --             (23)             --             (46)
Other operating expenses                                      (12)           (251)            (12)           (462)
                                                         --------        --------        --------        --------

(Loss) income from operations                            $    (12)       $     55        $     --        $    110
                                                         ========        ========        ========        ========

     PROPERTIES HELD FOR SALE

As of June 30, 2005, the Company  considered two commercial  properties from its real estate and investment  management  segment to be held for sale and reported as discontinued  operations.  The results of operations of these properties have been  reclassified  to  discontinued  operations,  on a net of tax basis, in the
Consolidated  Statements  of Income for the three and six months  ended June 30,
2005 and 2004. In addition,  the assets and  liabilities  associated  with these
properties,   primarily   consisting  of  real  property,   net  of  accumulated
depreciation,   rents  receivable,  prepaid  or  accrued  charges  and  mortgage obligations,  if any, have been  reclassified to discontinued  operations in the accompanying Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

Summarized financial  information for properties held for sale and accounted for as discontinued operations is as follows:
                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                             --------------------------      --------------------------
                                                2005            2004            2005            2004
                                             ----------      ----------      ----------      ----------
Rental revenues from real estate
   operations                                 $     80        $    114        $    156        $    224
Mortgage interest expense                          (22)            (22)            (45)            (46)
Depreciation expense                                (5)            (17)            (11)            (34)
Other operating expenses                           (17)             (3)            (48)             (3)
                                              --------        --------        --------        --------

Income from operations                        $     36        $     72        $     52        $    141
                                              ========        ========        ========        ========

8.   INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of the following:

                                                      June 30,      December 31,
                                                        2005            2004
                                                    ------------    ------------

            Investments in hotel ventures             $ 11,668        $ 11,771
            Lease financing                              7,417           7,627
                                                      --------        --------

                                                      $ 19,085        $ 19,398
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

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control. Under the operating agreements of the Hotel Venture and Quebec  Venture,  all significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's  equity in  earnings  (losses) of these  hotel  ventures  was $252 and
($103) for the three and six months ended June 30, 2005 and $151 and $10 for the three and six months ended June 30, 2004, respectively.

The  accounts  of the Quebec  Venture are  recorded in Canadian  dollars and are translated  into U.S.  dollars,  the reporting  currency of the Quebec  Venture.
Currency adjustments relating to results of operations are generally included in the equity in earnings (losses) reported by the Company while the translation of balance sheet accounts do not generally affect the Company's investment in joint ventures.

Summarized financial  information of the Hotel Venture and Quebec Venture are as follows:

                                                      June 30,      December 31,
                                                        2005            2004
                                                    ------------    ------------
Balance Sheets:
        Current assets                                $  4,293        $  4,073
                                                      ========        ========
        Property, plant and equipment, net            $ 59,363        $ 60,778
                                                      ========        ========
        Other non-current assets                      $    116        $    179
                                                      ========        ========
        Current liabilities                           $  3,010        $  2,807
                                                      ========        ========
        Long-term liabilities                         $ 29,049        $ 29,766
                                                      ========        ========
        Equity                                        $ 31,713        $ 32,457
                                                      ========        ========

                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                 --------------------------      --------------------------
                                    2005            2004            2005            2004
                                 ----------      ----------      ----------      ----------
Operating results:
        Revenues                  $  7,404        $  6,345        $ 12,931        $ 11,918
                                  ========        ========        ========        ========
        Operating profit          $  1,948        $  1,501        $  2,306        $  2,231
                                  ========        ========        ========        ========
        Net income (loss)         $    630        $    377        $   (257)       $     24
                                  ========        ========        ========        ========

     LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income  arising  from  this  investment  was $89 and $179 for the  three and six months  ended June 30, 2005 and $107 and $214 for the three and six months ended
June  30,  2004,  respectively,   and  is  included  in  rental  income  in  the
Consolidated Statements of Income.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or call options.  At December 31, 2004,  the fair value of such  derivatives was ($581)  which is  recorded as a  component  of accounts  payable and accrued liabilities  in the  Consolidated  Balance  Sheet.  The  Company  held  no  such derivatives  as of June 30,  2005.  These  instruments  do not qualify for hedge accounting and therefore changes in the derivatives fair value are recognized in income.  The Company  recognized  $664 and ($7) in net realized  and  unrealized gains  (losses) from  derivative  instruments  for the six months ended June 30,
2005 and 2004, respectively, which are included in other income and expense, net in the Consolidated Statements of Income.

10.  RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (See Note 8).

The  Company's  two hotel  properties,  as well as the hotels owned by the Hotel
Venture and the Quebec  Venture,  are managed by BREP IV Hotel L.L.C.  ("BREP"), the successor to Prime Hospitality Corp. ("Prime"). The Company's Board Chairman
and another Director were directors  and/or an executive  officer of Prime prior to its  sale to BREP in  October  2004.  Fees  paid  for the  management  of the
Company's two hotel  properties  are based upon a percentage of revenue and were approximately $39 for the six months ended June 30, 2004.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately $10,000 and
$10,200 recorded in accounts payable and accrued liabilities and other long-term liabilities at June 30, 2005 and December 31, 2004, respectively,  to cover such matters.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date.  At June 30, 2005 and December 31, 2004,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

As a result of the Company's present level of liquidity,  the Company terminated its  revolving  credit  facility in July 2005.  The Company may  establish a new facility in the future if the Company  believes it were to become  necessary and cost effective to do so.

12.  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                2005            2004            2005            2004
                                                             ----------      ----------      ----------      ----------
Net income                                                    $  3,280        $  9,849        $  6,145        $ 13,294
Other comprehensive income, net of tax:
    Change in net unrealized gain (loss) on available
       for sale securities, net of tax effect of ($548),
       $881, $289 and ($746), respectively                       1,019          (1,635)           (536)          1,387

    Reclassification adjustment for net gains realized
       in net income, net of tax effect of $97, $87, $119
       and $295, respectively                                     (180)           (162)           (222)           (548)
                                                              --------        --------        --------        --------

Comprehensive income                                          $  4,119        $  8,052        $  5,387        $ 14,133
                                                              ========        ========        ========        ========

Accumulated other comprehensive  income included as a component of stockholders'
equity at June 30, 2005 and December 31, 2004 consists of net  unrealized  gains on available-for-sale  securities of $132 and $890, which is net of $71 and $479 of taxes, respectively.

13.  BUSINESS SEGMENTS

The Company operates through two business  segments:  real estate investment and management and engineered  products.  The real estate  investment and management segment is engaged in the  business of  investing  in and  managing  real estate properties  located  throughout  the  United  States.  Engineered  products  are manufactured  through  wholly-owned  subsidiaries  of the Company and  primarily consist of knitted wire products and components and  transformer  products which are sold worldwide.

Operating results of the Company's business segments are as follows:

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                2005            2004            2005            2004
                                                             ----------      ----------      ----------      ----------
Net revenues and sales:
    Real estate investment and management                     $  5,882        $  5,265        $ 11,036        $ 10,501
    Engineered products                                         10,010          10,178          20,103          19,468
                                                              --------        --------        --------        --------
                                                              $ 15,892        $ 15,443        $ 31,139        $ 29,969
                                                              ========        ========        ========        ========
Operating income:
    Real estate investment and management                     $  3,164        $  2,749        $  5,670        $  5,480
    Engineered products                                            872           1,350           1,773           2,189
    General corporate expenses                                    (885)           (649)         (1,773)         (1,414)
                                                              --------        --------        --------        --------
                                                                 3,151           3,450           5,670           6,255

Other income, net                                                1,536             708           3,336           2,609
                                                              --------        --------        --------        --------
Income from continuing operations before
    income taxes                                              $  4,687        $  4,158        $  9,006        $  8,864
                                                              ========        ========        ========        ========

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

Net periodic pension expense consists of the following:

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                2005            2004            2005            2004
                                                             ----------      ----------      ----------      ----------
Service cost                                                  $    (74)       $    (71)       $   (148)       $   (142)
Interest cost                                                     (165)           (162)           (330)           (325)
Actual return on plan assets                                       121             (46)            (83)            119
Net amortization and deferral                                       45             249             439             228
                                                              --------        --------        --------        --------
Net periodic pension expense                                  $    (73)       $    (30)       $   (122)       $   (120)
                                                              ========        ========        ========        ========

The Company did not  contribute  to the pension plan during the six months ended
June 30, 2005 as the plan is overfunded.

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

RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Income from continuing operations before income taxes for the quarter ended June
30, 2005 was  $4,687,  an  increase  of $529 or 12.7% from the  comparable  2004 period. Total revenues were $15,892 for the three months ended June 30, 2005, an increase of $449 or 2.9% from the  comparable  2004  period.  Net income for the second quarter of 2005 was $3,280 or $.36 per basic share compared to net income of $9,849 or $1.08 per basic share for the second  quarter of 2004.  The Company recognized  interest and  dividend  income of $1,005 and $398 during the quarter ended June 30, 2005 and 2004, respectively.  The 152.5% increase in interest and dividend  income  was  primarily  the  result of higher  interest  rates and the increased  investments in dividend paying  securities.  The results of the three months ended June 30, 2004 include  $6,095 in gains on sale of real estate,  net of tax, above those recognized in the current year period.

Total revenues for the six months ended June 30, 2005 were $31,139,  an increase of  $1,170 or 3.9% from the  comparable  2004  period.  Income  from  continuing operations  before  income  taxes during the first six months of 2005 was $9,006 versus $8,864 during the same six month period of 2004. Net income for the first half of 2005 was  $6,145  or $.68 per  basic  share  compared  to net  income of
$13,294 or $1.46 for the same period of 2005.  The Company  recognized  interest and dividend income of $2,149 and $784 during the six months ended June 30, 2005 and 2004, respectively.  The 174.1% increase in interest and dividend income was primarily the result of higher  interest rates and the increased  investments in dividend  paying  securities.  The results of the six months ended June 30, 2004 include  $5,982  in  gains  on sale  of real  estate,  net of tax,  above  those recognized in the current year period.

     REAL ESTATE INVESTMENT AND MANAGEMENT

Rental  revenues from real estate  operations  increased $617 or 11.7% to $5,882 for the  quarter  ended June 30,  2005 and $535 or 5.1% to  $11,036  for the six
month period ended June 30, 2005, compared to the corresponding periods in 2004.
The  increase  for  the  quarter  is  primarily  attributable  to  increases  in
percentage   rents   ($243),   hotel   operating   revenue   ($189)  and  tenant
reimbursements  ($105).  For the six  month  period  ended  June 30,  2005,  the increase is primarily  attributable  to an increase in hotel  operating  revenue
($380) and tenant  reimbursements  ($135),  partially offset by the receipt of a non-recurring  amount ($165) in 2004. The increases in hotel operating  revenues are the result of improved  lodging demand due to a stronger U.S.  economy and a reduction in the supply of new hotels, which is expected to continue through the remainder of the year.

Mortgage  interest  expense  decreased $51 or 34.2% to $98 for the quarter ended
June 30, 2005 and $109 or 34.3% to $209 for the six months  ended June 30, 2005, compared to the corresponding periods in 2004. These decreases are the result of continuing  mortgage  amortization.  At June 30, 2005, the outstanding  mortgage balance on the Company's real estate  properties  held for rental was reduced to
$6,000.  Mortgage  interest  expense on existing  obligations  will  continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$89 or 15.1% for the  quarter  ended June 30, 2005 and $213 or 18.1% for the six months ended June 30, 2005, compared to the corresponding periods in 2004. These decreases are primarily  attributable to reduced depreciation expense associated with certain  properties  or  improvements  becoming  fully  depreciated  in the current and prior year. Unless the Company experiences significant  expenditures for capital  improvements,  it is expected that depreciation  expense related to real  properties  held  for  rental  will  continue  to  decline  as  additional properties and improvements become fully depreciated.

Other  operating  expenses  associated  with the  management of real  properties increased  $342 or 19.2% for the three  months  ended June 30,  2005 and $667 or
18.9% for the six months  ended June 30,  2005,  compared to the same periods in
2004.  The increase for the three months ended June 30, 2005 was  primarily  the result of increased  property  maintenance  ($108) and hotel operating  expenses
($102),  which is attributable to the increased  revenues,  noted above. For the six months ended June 30,  2005,  the increase  was  primarily  attributable  to increased  hotel  operating  expenses  ($311),  reported real estate tax expense
($162) and  property  maintenance  ($148),  which is the result of the timing of certain repairs and renovations on real property.

     ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:
                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       --------------------------      --------------------------
                                                          2005            2004            2005            2004
                                                       ----------      ----------      ----------      ----------
Net sales                                               $ 10,010        $ 10,178        $ 20,103        $ 19,468
Cost of sales                                              7,329           7,103          14,783          13,784
Selling, general and administrative expenses               1,809           1,725           3,547           3,495
                                                        --------        --------        --------        --------
Operating income                                        $    872        $  1,350        $  1,773        $  2,189
                                                        ========        ========        ========        ========

Net sales of the engineered  products segment decreased slightly for the quarter ended June 30, 2005 to $10,010 from $10,178 for the quarter  ended June 30, 2004 primarily due to decreased  demand in the Company's  automotive  and  engineered product lines offset by a sizeable increase in transformer  products brought out by a general improvement in the U.S. economy and an increase in capital spending which is expected to slow down  through the end of the year.  On a  year-to-date basis, net sales from this segment increased $635 or 3.3% from that of the first six months of 2004  primarily  due to a  significant  increase in demand for the transformer  product  line  partially  offset by a  decrease  in the  automotive product line.  The decrease in the  automotive  product line in both the quarter and six month  periods  is  primarily  a result of a  softening  of sales in the automotive  industry.  Although management believes that sales of its engineered products  segment  are  directly  influenced  by  general  economic  conditions, worldwide  automotive demand and industrial  capital  spending,  future sales of this segment could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales  increased 3.4% and 2.7% in the three and six months  ended June 30,  2005,  respectively,  compared to the  corresponding periods in 2004. These increases are primarily due to rework and  nonconformance costs  associated  with a new product line, the shift in segment sales, as noted
above, to transformers,  which  historically have had a lower gross margin,  and increases in the cost of raw materials, primarily steel components.

Selling,  general and administrative expenses of the engineered products segment remained  relatively  consistent,  increasing  $84 or 4.9% for the three  months ended  June 30,  2005 and $52 or 1.5% for the six months  ended  June 30,  2005, compared to the corresponding periods in 2004. For the quarter, the increase was primarily  due to  increases in  professional  fees ($139)  partially  offset by decreases  in payroll and payroll  related  expenses  ($61).  For the six months ended June 30, 2005,  the increase was  primarily  attributable  to increases in professional fees ($177) and travel expenses ($43) partially offset by decreases in payroll and payroll related expenses ($145).

     GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased $236 or 36.4% for the quarter ended June 30, 2005 and $359 or 25.4% for the six  months  ended June 30,  2005,  compared  to such  expenses incurred for the comparable 2004 periods.  The increases for the quarter and six month periods are the result of increased  compensation  and benefits  ($129 and
$212, respectively) and travel expenses ($122 and $188, respectively).

     OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       --------------------------      --------------------------
                                                          2005            2004            2005            2004
                                                       ----------      ----------      ----------      ----------
Net gain on sale of available-for-sale securities       $    276        $    251        $    721        $    845
Net realized and unrealized gain (loss) on
   derivative instruments                                     59              (4)            664              (7)
Equity in earnings (losses) of hotel ventures                252             151            (103)             10
Gain on sale of other assets                                  --              --              --             363
Casualty insurance settlement                                 --              --              --             831
Other, net                                                    54              21             148              12
                                                        --------        --------        --------        --------
                                                        $    641        $    419        $  1,430        $  2,054
                                                        ========        ========        ========        ========

     INCOME TAXES

The effective tax rate from  continuing  operations for the three and six months ended June 30, 2004 reflects the benefits of the donation of certain  properties to qualified charitable organizations in 2004.

     DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  operations  was $14 and $31, on a net of tax basis,  for the three and six months  ended June 30, 2005,  respectively,  versus $78 and $151 for the comparable  2004 periods.  Prior year amounts have been  reclassified to reflect results of operations of real  properties  held for sale as of June 30, 2005, or disposed of during 2005 and 2004, as discontinued  operations.  Net gains on the disposal of real estate assets  accounted for as  discontinued  operations  were
$221 and $251 for the three and six months  ended  June 30,  2005 and $6,316 and
$6,233 for the three and six months ended June 30, 2004, respectively,  on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced a net cash inflow from operations of $3,688 for the six months ended June 30, 2005 versus $4,450 for the six months ended June 30, 2004.
The $762 decrease in operating cash flow during these periods primarily resulted from a  reduction  in  operating  income,  combined  with  changes  in levels of inventories  and accounts  payable and accrued  liabilities  which  reduced cash flows from  operations,  partially  offset by changes  in current  and  deferred income taxes.

Net cash provided by investing activities for the six months ended June 30, 2005 was $6,197,  primarily derived from the timing of certain transactions including the purchase or sale of  available-for-sale  securities  ($8,214) and  principal
payments  received  on  notes  receivable   ($2,885)  partially  offset  by  the
purchase/issuance of notes receivable ($2,810) and additions of property,  plant and equipment and real estate assets ($2,481).

Net cash provided by investing activities for the six months ended June 30, 2004 was $8,921,  which  consisted  primarily of $13,252 in proceeds from the sale of real  estate  and other  assets,  partially  offset by the  purchase  or sale of
available-for-sale   securities   ($2,857),   the   purchase/issuance  of  notes
receivable ($1,000) and the additions to property,  plant and equipment and real estate assets ($901).

Net cash used in financing  activities was $11.0 million and $1.5 million during the six months ended June 30, 2005 and 2004, respectively.  The increase in cash used for financing activities primarily results from the purchase and retirement of $9,951 of the Company's common stock during the second quarter of 2005.

At June 30, 2005, the Company's cash and  marketable  securities  totaled $130.0 million and working  capital was $127.0 million  compared to cash and marketable securities of $139.2  million and working  capital of $132.4 million at December
31,  2004.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow its portfolio,  if and when  attractive long-term  opportunities become available.  As a result of the Company's present level of liquidity, the Company terminated its revolving credit facility in July
2005.  The  Company may  establish  a new  facility in the future if the Company believes it were to become necessary and cost effective to do so.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence, but not control. These investments are recorded initially at cost and subsequently  adjusted  for  equity  in  earnings  and  cash  contributions  and distributions. The debt of the joint ventures in which the Company currently has an ownership interest are non-recourse obligations and are collateralized by the entity's  real  property.  In one  instance,  the Company and another party have jointly and severally guaranteed not more than $4 million of the joint venture's mortgage obligation.  The Company believes,  in each case, that the value of the underlying  property and its operating  cash flows are sufficient to satisfy its obligations.  Except for this  guarantee,  the Company is not  obligated for the debts of the joint  ventures,  but  could  decide  to  satisfy  them in order to protect its  investment.  In such event,  the  Company's  capital  resources and financial  condition  would be reduced and, in certain  instances,  the carrying value  of the  Company's  investment  and its  results  of  operations  would be negatively impacted.

The cash  needs of the  Company  have been  satisfied  from funds  generated  by current operations.  It is expected that future operational cash needs will also be  satisfied  from  existing  cash  balances,  marketable  securities,  ongoing operations or borrowings.  The primary source of capital to fund additional real estate  acquisitions and to make additional  high-yield mortgage loans will come from  existing  funds,  the sale,  financing  and  refinancing  of the Company's properties  and from third party  mortgages and purchase money notes obtained in connection with specific acquisitions.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in euros  were 7.6% and 8.4% for the three and six months ended June 30, 2005 and 9.5% and 9.2% for the three and six months ended June 30, 2004,  respectively.  As such, a portion of the  Company's receivables  are exposed to  fluctuations  with the U.S.  dollar.  However,  the
Company  does not believe  this risk to be  material  to its  overall  financial position.  Since the Euro has been  relatively  stable in  relation  to the U.S.
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

The Company is subject to various other  litigation,  legal  regulatory  and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date.  At June 30, 2005 and December 31, 2004,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and,  accordingly,  any future  purchases in excess of par value will also reduce  retained  earnings.  During the six months ended  June 30,  2005,  the  Company  purchased  and  retired  425 shares of the
Company's common stock,  representing  almost 5% of the outstanding  shares, for
$9,951  which  resulted in a  comparable  reduction  to retained  earnings.  The
Company did not purchase any shares of the Company's common stock during the six months ended June 30, 2004.  Repurchases  of the  Company's  common stock may be made from  time to time in the open  market at  prevailing  market  prices or in privately  negotiated  transactions,  subject  to  available  resources.  Future proceeds  from the  issuance  of common  stock in  excess  of par value  will be
credited  to  retained  earnings  until  such  time  that  previously   recorded
reductions have been recovered.

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

Refer to the  Company's  2004 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived  assets and pension plans.  During the six months ended June 30, 2005, there were no material changes to these policies.

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

                           PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following  table details the Company's  purchases of common stock during the three months ended June 30, 2005:

                      Issuer Purchases of Equity Securities
                      (In thousands, except per share data)

                                                                                       Total Number
                                                                                        of Shares               Approximate
                                                                                       Purchased as            Dollar Value
                                                                                     Part of Publicly          that May Yet
                                       Total Number                                     Announced              Be Purchased
                                        of Shares            Average Price               Plans or             Under the Plans
Period                                  Purchased            Paid per Share              Programs               or Programs
--------------------------------    ------------------    --------------------    ----------------------    ----------------------
April 1, 2005 - April 30, 2005                 --                     --                     --                    $6,778
May  1, 2005 - May  31, 2005                   --                     --                     --                    $6,778
June  1, 2005 - June  30, 2005                425              $   23.42                     --                    $6,778
                                           ------              ---------
Total                                         425              $   23.42
                                           ======              =========

In June 2005, the Board of Directors authorized the repurchase and retirement of
425 shares of the  Company's  common  stock.  This  purchase was  completed in a privately negotiated transaction and was independent of the Company's previously announced stock repurchase plans.

As previously announced,  the Board of Directors have approved the repurchase of the  Company's  common  stock  which  may be made  from time to time in the open market at prevailing market prices or in privately negotiated  transactions.  At
June  30,  2005,   $6,778  remains  to  be  purchased  under  such  plans.  This authorization is ongoing and does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 14, 2005, the Company held its Annual Meeting of  Stockholders,  whereby the stockholders voted to elect Directors as follows:

                                            For                    Withheld
                                     -----------------         ----------------
        A.F. Petrocelli                  7,776,252                  777,746
        Michael T. Lamoretti             7,775,252                  778,746
        Howard M. Lorber                 7,655,769                  898,229
        Robert M. Mann                   8,095,113                  458,885
        Anthony J. Miceli                7,767,479                  786,519
        Arnold S. Penner                 8,095,116                  458,882
        Michael J. Weinbaum              7,775,252                  778,746

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

Date:  August 4, 2005

                                     By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

