Form 10-Q
period 2005-09-30
UNITED CAPITAL CORP /DE/
filed 2005-11-14
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). / /  Yes   /X/ No

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). / /  Yes   /X/ No

The registrant had 8,737,242 shares of common stock, $.10 par value, outstanding as of November 7, 2005.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
          of September 30, 2005 (Unaudited) and December 31, 2004..............3

          Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 2005 and 2004 (Unaudited)............4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2005 and 2004 (Unaudited)..........5-6

          Notes to Consolidated Financial Statements (Unaudited)............7-15

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................15-20

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
          MARKET RISK.........................................................20

ITEM 4.   CONTROLS AND PROCEDURES.............................................21

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS............................................................21

SIGNATURES....................................................................21

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2005          2004
                                                                     ------------   -------------
                                                                     (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                         $  97,931      $  84,783
   Marketable securities                                                43,263         54,456
   Notes and accounts receivable, net                                    8,801          7,350
   Inventories                                                           4,507          4,132
   Prepaid expenses and other current assets                               847            892
   Deferred income taxes                                                 1,791            354
                                                                     ---------      ---------

     TOTAL CURRENT ASSETS                                              157,140        151,967
                                                                     ---------      ---------

Property, plant and equipment, net                                       3,066          2,337
Real property held for rental, net                                      31,847         30,576
Investments in joint ventures                                           10,241         19,398
Noncurrent notes receivable                                              3,806          4,462
Other assets                                                             1,929          2,051
Noncurrent assets of discontinued operations                               925          1,933
                                                                     ---------      ---------

     TOTAL ASSETS                                                    $ 208,954      $ 212,724
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                              $     749      $   2,368
   Accounts payable and accrued liabilities                              8,990         10,137
   Income taxes payable                                                  7,869          7,014
   Current liabilities of discontinued operations                         --               40
                                                                     ---------      ---------

     TOTAL CURRENT LIABILITIES                                          17,608         19,559
                                                                     ---------      ---------

Long-term debt                                                           4,322          4,929
Other long-term liabilities                                             30,292         30,316
Deferred income taxes                                                    2,918          2,739
Noncurrent liabilities of discontinued operations                         --            1,112
                                                                     ---------      ---------

     TOTAL LIABILITIES                                                  55,140         58,655
                                                                     ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
     issued and outstanding 8,737 and 9,130 shares, respectively           874            913
   Retained earnings                                                   154,462        152,266
   Accumulated other comprehensive income, net of tax                   (1,522)           890
                                                                     ---------      ---------

     TOTAL STOCKHOLDERS' EQUITY                                        153,814        154,069
                                                                     ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 208,954      $ 212,724
                                                                     =========      =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                           --------------------------   ----------------------
                                                               2005          2004         2005          2004
                                                           -------------  -----------   --------      --------
REVENUES:
   Net sales                                                $  9,365      $  9,285      $ 29,468      $ 28,753
   Rental revenues from real estate operations                 5,514         5,584        16,550        16,085
                                                            --------      --------      --------      --------

       Total revenues                                         14,879        14,869        46,018        44,838
                                                            --------      --------      --------      --------

COSTS AND EXPENSES:
   Cost of sales                                               6,608         6,393        21,391        20,177
   Real estate operations:
     Mortgage interest expense                                    88           132           297           450
     Depreciation expense                                        511           652         1,478         1,832
     Other operating expenses                                  2,079         2,017         6,269         5,540
   General and administrative expenses                         1,673         1,472         5,044         4,420
   Selling expenses                                              899         1,001         2,848         2,962
                                                            --------      --------      --------      --------

       Total costs and expenses                               11,858        11,667        37,327        35,381
                                                            --------      --------      --------      --------

       Operating income                                        3,021         3,202         8,691         9,457
                                                            --------      --------      --------      --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                1,143           492         3,292         1,276
   Interest expense                                              (90)         (111)         (333)         (340)
   Other income and expense, net                               3,372            27         4,802         2,081
                                                            --------      --------      --------      --------

       Total other income                                      4,425           408         7,761         3,017
                                                            --------      --------      --------      --------

Income from continuing operations before income taxes          7,446         3,610        16,452        12,474

Provision for income taxes                                     2,622           478         5,765         2,432
                                                            --------      --------      --------      --------

INCOME FROM CONTINUING OPERATIONS                              4,824         3,132        10,687        10,042
                                                            --------      --------      --------      --------

DISCONTINUED OPERATIONS:
   Income from discontinued operations, net of tax
     provision of $8, $58, $29 and $158, respectively             12            85            43           236
   Net gain on disposal of discontinued operations, net
     of provision of $561, $3,251, $729 and $7,407,
     respectively                                                841         4,877         1,092        11,110
                                                            --------      --------      --------      --------

INCOME FROM DISCONTINUED OPERATIONS                              853         4,962         1,135        11,346
                                                            --------      --------      --------      --------

NET INCOME                                                  $  5,677      $  8,094      $ 11,822      $ 21,388
                                                            ========      ========      ========      ========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                        $    .55      $    .34      $   1.19      $   1.10
   Income from discontinued operations                           .10           .55           .13          1.25
                                                            --------      --------      --------      --------
   NET INCOME PER SHARE                                     $    .65      $    .89      $   1.32      $   2.35
                                                            ========      ========      ========      ========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                        $    .45      $    .29      $    .99      $    .93
   Income from discontinued operations                           .08           .47           .10          1.06
                                                            --------      --------      --------      --------
   NET INCOME PER SHARE ASSUMING DILUTION                   $    .53      $    .76      $   1.09      $   1.99
                                                            ========      ========      ========      ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     --------------------------
                                                                         2005           2004
                                                                     -------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 11,822      $ 21,388
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                      2,000         2,542
       Net gain on sale of available-for-sale securities                   (906)         (850)
       Gain on sale of other assets                                        --            (363)
       Income from equity investments                                    (3,347)         (105)
       Net gain on disposal of discontinued operations, net of tax       (1,092)      (11,110)
       Net realized and unrealized gain on derivative instruments          (664)         (146)
       Tax benefit from employee stock options                               80          --
       Changes in assets and liabilities:
         Notes and accounts receivable, net                              (1,688)         (676)
         Inventories                                                       (375)          253
         Prepaid expenses and other current assets                           45           304
         Deferred income taxes                                               42          (493)
         Other assets                                                       100           228
         Accounts payable and accrued liabilities                          (565)        2,907
         Income taxes payable                                               126        (5,266)
         Other long-term liabilities                                        (24)         (357)
         Discontinued operations - noncash charges and working
           capital changes                                               (1,140)         (892)
                                                                       --------      --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,414         7,364
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                             (5,174)      (19,342)
   Proceeds from sale of available-for-sale securities                   13,561        17,411
   Proceeds from sale of other assets                                      --           1,363
   Proceeds from sale of real estate assets                               2,817        23,855
   Purchase of derivative instruments                                      --             (13)
   Proceeds from sale of derivative instruments                              82           789
   Purchase/issuance of notes receivable                                 (3,000)       (1,000)
   Acquisition of property, plant and equipment                          (1,229)         (146)
   Principal payments on notes receivable                                 3,893            78
   Acquisition of/additions to real estate assets                        (2,749)         (936)
   Distributions from joint ventures                                     12,504           583
                                                                       --------      --------

                NET CASH PROVIDED BY INVESTING ACTIVITIES                20,705        22,642
                                                                       --------      --------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ----------------------------
                                                                               2005           2004
                                                                           ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                 (2,226)       (2,301)
   Purchase and retirement of common stock                                    (9,951)         --
   Proceeds from exercise of stock options                                       206           218
                                                                            --------      --------

                NET CASH USED IN FINANCING ACTIVITIES                        (11,971)       (2,083)
                                                                            --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     13,148        27,923

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                84,783        59,210
                                                                            --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 97,931      $ 87,133
                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

         Interest                                                           $    624      $    777
                                                                            ========      ========

         Taxes                                                              $  5,535      $  8,377
                                                                            ========      ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of note receivable in connection with sale of real property     $   --        $    800
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

2.    STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and,  accordingly,  any future purchases in excess of par value will also reduce retained  earnings.  During the nine months ended  September 30, 2005,  the Company  purchased and retired 425 shares of the
Company's common stock,  representing  almost 5% of the outstanding  shares, for
$9,951  which  resulted in a  comparable  reduction  to retained  earnings.  The
Company did not  purchase  any shares of the  Company's  common stock during the nine months ended September 30, 2004.  Repurchases of the Company's common stock may be made from time to time in the open market at prevailing market prices and
may  be  made  in  privately  negotiated  transactions,   subject  to  available
resources.  Future  proceeds  from the issuance of common stock in excess of par value will be  credited  to retained  earnings  until such time that  previously recorded reductions have been recovered.  During the nine months ended September
30,  2005 and 2004,  the  Company  received  proceeds  of $206 and $218 from the exercise of 32 and 28 stock options, respectively.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:
                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                     -----------------------  ---------------------
                                                         2005        2004       2005        2004
                                                     ----------  -----------  ---------  ----------

Numerator:
   Income from continuing operations                   $ 4,824     $ 3,132     $10,687     $10,042
                                                       =======     =======     =======     =======

Denominator:
   Basic - weighted-average shares  outstanding          8,737       9,118       8,965       9,109
   Dilutive effect of employee stock options             1,904       1,558       1,881       1,654
                                                       -------     -------     -------     -------
   Diluted - weighted-average shares outstanding        10,641      10,676      10,846      10,763
                                                       =======     =======     =======     =======

Basic earnings per share - continuing operations       $   .55     $   .34     $  1.19     $  1.10
                                                       =======     =======     =======     =======
Diluted earnings per share - continuing operations     $   .45     $   .29     $   .99     $   .93
                                                       =======     =======     =======     =======

Employee stock options to purchase 756 shares of the Company's  common stock for each of the three and nine months ended  September 30, 2004 were not included in the  computation  of  diluted  earnings  per  share  in the  respective  periods presented because their effect would be anti-dilutive.

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
Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                ----------------------------------    ---------------------------------
                                                     2005               2004                 2005               2004
                                                ---------------    ---------------    --------------    ---------------
Net income, as reported                           $     5,677     $     8,094            $    11,822     $   21,388
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                   (283)           (497)                (1,229)        (1,899)
                                                  -----------     -----------            -----------     ----------
Pro forma net income                              $     5,394     $     7,597            $    10,593     $   19,489
                                                  ===========     ===========            ===========     ==========

Earnings per share:
   Basic - as reported                            $       .65     $       .89            $      1.32     $     2.35
                                                  ===========     ===========            ===========     ==========
   Basic - pro forma                              $       .62     $       .83            $      1.18     $     2.14
                                                  ===========     ===========            ===========     ==========

   Diluted - as reported                          $       .53     $       .76            $      1.09     $     1.99
                                                  ===========     ===========            ===========     ==========
   Diluted - pro forma                            $       .51     $       .73            $       .98     $     1.85
                                                  ===========     ===========            ===========     ==========

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

                                                    GROSS             GROSS               FAIR
                                                 UNREALIZED         UNREALIZED           MARKET
                                  COST              GAINS             LOSSES              VALUE
                               -------------    --------------    ---------------    --------------
     SEPTEMBER 30, 2005:
     Available-for-sale:
        Equity securities       $   45,477         $    2,691        $   (5,031)        $   43,137
        Bonds                          128                 --                (2)               126
                                ----------         -----------       -----------        ----------
                                $   45,605         $    2,691        $   (5,033)        $   43,263
                                ==========         ==========        ===========        ==========

     DECEMBER 31, 2004:
     Available-for-sale:
        Equity securities       $   48,081         $    4,371        $   (3,001)        $   49,451
        Bonds                        5,005                 --                --              5,005
                                ----------         -----------       -----------        ----------
                                $   53,086         $    4,371        $   (3,001)        $   54,456
                                ==========         ==========        ===========        ==========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized gains included in the determination of net income are as follows:

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                      ------------------------------
                                         2005             2004
                                      -----------      -------------
     Available-for-sale securities:
       Proceeds                         $13,561          $17,411
       Gross realized gains                 906              850

6.    INVENTORIES

The components of inventories are as follows:

                                       SEPTEMBER 30,   DECEMBER 31,
                                          2005            2004
                                       -------------   ------------

     Raw materials                     $  1,987          $  1,985
     Work in process                        503               361
     Finished goods                       2,017             1,786
                                       --------          --------
                                       $  4,507          $  4,132
                                       ========          ========

7.    REAL ESTATE

      PROPERTY SALES

During the nine months ended September 30, 2005, the Company  divested itself of three  commercial  properties  which had a net book  value of $996 from its real estate  investment and  management  segment.  The aggregate  proceeds from these transactions were $2,817 resulting in a gain of $1,092, on a net of tax basis.

During the nine months ended September 30, 2004, the Company  divested itself of five  commercial  properties  which had a net book value of $5,274 from its real
estate  investment  and  management  segment.   The  cash  proceeds  from  these
transactions  were $8,712.  In addition,  the Company  received an $800 purchase money  mortgage in  connection  with the sale of one of these  properties.  This resulted  in a gain of  $2,542,  on a net of tax  basis.  Two of the  commercial properties were contributed to charitable  organizations in the first quarter of
2004 for a nominal amount.  In addition,  the Company sold three of its shopping centers and retail  outlets  which had a net book value of $860.  The  aggregate proceeds from these transactions were $15,139, resulting in a gain of $8,568, on a net of tax basis.

The result of  operations  for these  properties  for the three and nine  months ended  September  30,  2005 and 2004  have  been  reclassified  to  discontinued
operations,  on a net of tax basis.  In  addition,  the  assets and  liabilities
associated  with  these  properties  have  been   reclassified  to  discontinued
operations in the accompanying  Consolidated Balance Sheet at December 31, 2004.
These  amounts   primarily   consist  of  real  property,   net  of  accumulated
depreciation,  rents  receivable,  prepaid  or  accrued  charges,  and  mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                ----------------------    ----------------------
                                                   2005         2004        2005          2004
                                                ---------    ---------    --------     ---------

Rental revenues from real estate operations     $    35      $   242      $   203      $ 1,026
Mortgage interest expense                           (11)         (22)         (55)         (87)
Depreciation expense                                 --           (7)         (12)         (66)
Other operating expenses                             --          (65)         (13)        (527)
                                                -------      -------      -------      -------

Income from operations                          $    24      $   148      $   123      $   346
                                                =======      =======      =======      =======

      PROPERTIES HELD FOR SALE

As of September 30, 2005, the Company  considered  one commercial  property from its  real  estate  and  investment  management  segment  to be held for sale and reported as discontinued operations.  The results of operations of this property have been reclassified to discontinued operations, on a net of tax basis, in the
Consolidated  Statements of Income for the three and nine months ended September
30, 2005 and 2004. In addition,  the assets and liabilities associated with this
property,   primarily   consisting  of  real   property,   net  of   accumulated
depreciation,   rents  receivable,  prepaid  or  accrued  charges  and  mortgage obligations,  if any, have been  reclassified to discontinued  operations in the accompanying  Consolidated Balance Sheets at September 30, 2005 and December 31,
2004.

Summarized financial  information for properties held for sale and accounted for as discontinued operations is as follows:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ------------------------------       ---------------------------
                                                       2005             2004               2005            2004
                                                   ------------      -----------        ----------     ------------

Rental revenues from real estate
  operations                                          $    --          $    13            $  --          $  89
Depreciation expense                                       --              (10)              --            (30)
Other operating expenses                                   (4)              (8)             (51)           (11)
                                                      -------          -------          -------          -------

(Loss) income from operations                         $    (4)         $    (5)           $ (51)         $  48
                                                      =======          =======          =======          =======

8.    INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of the following:

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                         2005           2004
                                                                     ------------    ------------

          Investments in hotel ventures                                $ 2,930          $11,771
          Lease financing                                                7,311            7,627
                                                                       -------          -------

                                                                       $10,241          $19,398
                                                                       =======          =======

      INVESTMENTS IN HOTEL VENTURES

The Company has a 40%  interest in a joint  venture  which owned and  operated a hotel located in New Jersey (the "Hotel Venture") prior to its sale in September
2005.  The  sale of the  hotel  generated  gross  proceeds  of  $55,000,  before
adjustments  and  satisfaction  of  the  underlying   mortgage.   The  guarantee
previously  provided by the Company was terminated with the  satisfaction of the mortgage.  Distributions  in excess of the  Company's  investment  of $3,326 are included in other  income and expense,  net in the  Consolidated  Statements  of
Income  for the  three  and  nine  months  ended  September  30,  2005.  Further distributions  may be  forthcoming  as the  obligations of the joint venture are resolved and the joint venture is liquidated.

The Company  has a 40%  interest in a joint  venture  which owns and  operates a hotel  located in Quebec,  Canada (the  "Quebec  Venture").  The accounts of the
Quebec  Venture are recorded in Canadian  dollars and are  translated  into U.S.
dollars,  the reporting  currency of the Quebec  Venture.  Currency  adjustments relating  to results  of  operations  are  generally  included  in the equity in earnings (losses) reported by the Company while the translation of balance sheet accounts do not generally affect the Company's investment in joint ventures.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence, but not control. Under the operating agreements of the Quebec Venture and Hotel  Venture,  all  significant  operating and capital  decisions are made jointly and operating profits are allocated based on ownership interests.  These investments were initially  recorded at cost and are  subsequently  adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's  equity in losses of these  hotel  ventures  was $144 and $247 for the three and nine months ended  September  30, 2005 and $226 and $216 for the three and nine months ended September 30, 2004, respectively. The results of the Hotel
Venture are included through the sale of the property in September 2005.

Summarized financial  information of the Quebec Venture and Hotel Venture are as follows:

                                                                                 SEPTEMBER 30,         DECEMBER 31,
Balance Sheets:                                                                       2005                 2004
                                                                                -----------------    ---------------

      Current assets                                                               $    2,052           $    4,073
                                                                                   ==========           ==========
      Property, plant and equipment, net                                           $   15,576           $   60,778
                                                                                   ==========           ==========
      Other non-current assets                                                     $       16           $      179
                                                                                   ==========           ==========
      Current liabilities                                                          $    1,319           $    2,807
                                                                                   ==========           ==========
      Long-term liabilities                                                        $    5,916           $   29,766
                                                                                   ==========           ==========
      Equity                                                                       $   10,409           $   32,457
                                                                                   ==========           ==========

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -------------------------------    --------------------------------
                                                        2005             2004              2005              2004
                                                    --------------   -------------     -------------     --------------
Operating results:
      Revenues                                         $   7,227        $   6,264         $  20,158         $  18,182
                                                       =========        =========         =========         =========
      Operating profit                                 $   1,257        $   1,523         $   3,563         $   3,754
                                                       =========        =========         =========         =========
      Net loss                                         $    (361)       $    (563)        $    (618)        $    (539)
                                                       =========        =========         =========         =========

      LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"),  which are accounted for as leveraged leases.  The Company's share of income  arising  from  this  investment  was $89 and $268 for the three and nine months ended  September 30, 2005 and $107 and $321 for the three and nine months ended September 30, 2004, respectively,  and is included in rental income in the
Consolidated Statements of Income.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments,  such as put and/or call options, in the Consolidated  Financial Statements at fair value regardless of the purpose or intent for holding the  instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in  stockholders'  equity as a component of accumulated  other  comprehensive income depending on whether the derivative  financial  instrument  qualifies for hedge  accounting,  and if so, whether it qualifies as a fair value or cash flow hedge. Generally, changes in the fair value of derivatives accounted for as fair value  hedges are  recorded in income  along with the portions of the changes in the fair value of the hedged items that relate to the hedged  risks.  Changes in the fair value of derivatives  accounted for as cash flow hedges,  to the extent they are effective as hedges,  are recorded in accumulated  other  comprehensive income,  net of deferred  taxes.  Changes in the fair value of  derivatives  not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options and enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options. At December 31, 2004, the fair value of such  derivatives  was ($581),  which is  recorded  as a  component  of accounts payable  and  accrued  liabilities  in the  Consolidated  Balance  Sheet.  These instruments  do not qualify for hedge  accounting  and therefore  changes in the derivatives fair value are recognized in income. The Company recognized $664 and
$146 in net realized and unrealized  gains from  derivative  instruments for the nine months ended September 30, 2005 and 2004, respectively,  which are included in other income and expense,  net in the Consolidated  Statements of Income. The
Company held no such derivatives as of September 30, 2005.

10.   RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity (see Note 8).

The Quebec Venture is managed by BREP IV Hotel L.L.C. ("BREP"), the successor to
Prime Hospitality Corp. ("Prime").  The Company's two hotel properties,  as well as the hotel  that was owned by the Hotel  Venture,  were  managed by BREP until
July 2005 and September  2005,  respectively.  The Company's  Board Chairman and another  Director were directors  and/or an executive  officer of Prime prior to its sale to BREP in October 2004.  Fees paid for the management of the Company's two  hotel  properties  were  based  upon  a  percentage  of  revenue  and  were approximately $68 for the nine months ended September 30, 2004.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,900 and
$10,200 recorded in accounts payable and accrued liabilities and other long-term liabilities at September 30, 2005 and December 31, 2004, respectively,  to cover such matters.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At September  30, 2005 and  December 31, 2004,  the
Company  had  approximately  $20,000  recorded  in other  long-term  liabilities relating to such  matters.  None of these  matters  are  expected to result in a material  adverse  effect on the Company's  consolidated  financial  position or results of operations.

As a result of the Company's present level of liquidity,  the Company terminated its  revolving  credit  facility in July 2005.  The Company may  establish a new facility in the future if the Company  believes it were to become  necessary and cost effective to do so.

12.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ----------------------------    ----------------------------
                                                              2005            2004            2005            2004
                                                           ------------    ------------    ------------    ------------
Net income                                                   $  5,677        $  8,094        $ 11,822       $  21,388
Other comprehensive income, net of tax:
   Change in net unrealized gain (loss) on available
    for sale securities, net of tax effect of $826,
    ($2,027), $1,142 and ($2,773), respectively               (1,534)          3,766          (2,121)          5,153

   Reclassification adjustment for net gains realized
    in net income, net of tax effect of $65, $2, $157
    and $297, respectively                                      (120)             (3)           (291)           (551)
                                                             --------        --------        --------       ---------

Comprehensive income                                         $ 4,023         $11,857         $ 9,410       $  25,990
                                                             ========        ========        ========       =========

Accumulated other comprehensive  income included as a component of stockholders'
equity at September  30, 2005 and December 31, 2004  consists of net  unrealized
(losses) gains on  available-for-sale  securities of ($1,522) and $890, which is net of ($820) and $480 of taxes, respectively.

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

Operating results of the Company's business segments are as follows:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                             -------------------------  -------------------------
                                                2005          2004         2005          2004
                                             ----------   ------------  -----------   -----------

Net revenues and sales:
   Real estate investment and management     $  5,514      $  5,584      $ 16,550      $ 16,085
   Engineered products                          9,365         9,285        29,468        28,753
                                             --------      --------      --------      --------
                                             $ 14,879      $ 14,869      $ 46,018      $ 44,838
                                             ========      ========      ========      ========
Operating income:
   Real estate investment and management     $  2,836      $  2,783      $  8,506      $  8,263
   Engineered products                          1,026         1,098         2,799         3,287
   General corporate expenses                    (841)         (679)       (2,614)       (2,093)
                                             --------      --------      --------      --------
                                                3,021         3,202         8,691         9,457

Other income, net                               4,425           408         7,761         3,017
                                             --------      --------      --------      --------

Income from continuing operations before
   income taxes                              $  7,446      $  3,610      $ 16,452      $ 12,474
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

Net periodic pension expense consists of the following:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ---------------------------       ---------------------------
                                                        2005            2004             2005             2004
                                                     ----------      -----------       ----------       ----------
Service cost                                          $ (74)           $ (71)            $(222)           $(213)
Interest cost                                          (165)            (163)             (495)            (488)
Actual return on plan assets                            160             (118)               77                1
Net amortization and deferral                             2              322               441              550
                                                      -----            -----             -----            -----
Net periodic pension expense                          $ (77)           $ (30)            $(199)           $(150)
                                                      =====            =====             =====            =====

The Company did not  contribute to the pension plan during the nine months ended
September 30, 2005 as the plan is overfunded.

15.   RECENT ACCOUNTING PRONOUNCEMENTS

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment"  ("SFAS No. 123R"),  which replaces SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires that the  compensation  cost relating to  share-based payment  transactions be recognized in financial statements based on alternative fair value models.  The share-based  compensation cost will be measured based on the fair value of the equity or liability  instruments  issued.  Per APB No. 25, compensation  expense was recognized only to the extent the fair value of common stock  exceeded the stock option  exercise  price at the  measurement  date.  In addition,  the pro forma disclosures  previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  SFAS No. 123R
also   requires  the  benefits  of  tax   deductions  in  excess  of  recognized
compensation  cost to be  reported  as a  financing  cash flow rather than as an operating  cash flow as required under current  literature.  Under the effective date provisions  included in SFAS No. 123R, the Company would have been required to implement  SFAS No. 123R as of the first interim or annual period that begins after June 15, 2005.  Companies  are required to implement  SFAS No. 123R at the beginning of the first  fiscal year after June 15, 2005,  which would be January
1, 2006 for the Company.  The Company is evaluating the requirements of SFAS No.
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

RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Income from  continuing  operations for the quarter ended September 30, 2005 was
$4,824, an increase of $1,692 or 54.0% from the comparable 2004 period, on total revenues of approximately $14,900 for both periods.  During the current quarter, the Company  recognized  $1,143 of interest and dividend income,  an increase of
$651 or 132.3%  over the  comparable  2004  period,  primarily  as the result of
higher  interest  rates  and  the  increased   investments  in  dividend  paying
securities.  The results of the three  months ended  September  30, 2004 include
$4,036 in gains on the sale of real estate,  net of tax, above those  recognized in the current year period.

Income from continuing  operations before income taxes for the nine months ended
September  30,  2005 was  $16,452,  an  increase  of  $3,978  or 31.9%  from the comparable  2004 period.  Total revenues for the nine months ended September 30,
2005 were  $46,018,  an  increase  of $1,180  or 2.6% from the  comparable  2004 period. The Company recognized $3,292 of interest and dividend income during the nine months ended  September  30, 2005, an increase of $2,016 or 158.0% over the comparable 2004 period, primarily as the result of higher interest rates and the increased  investments in dividend  paying  securities.  The results of the nine months ended September 30, 2004 include $10,018 in gains on sale of real estate, net of tax, above those recognized in the current year period.

Other income and expenses, net for the three and nine months ended September 30,
2005 includes $3,326 in distributions  in excess of the Company's  investment in the Hotel Venture (see Note 8 of Notes to Consolidated Financial Statements).

      REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from real estate operations remained relatively  consistent with the prior year's  quarter,  totaling $5,514 for the third quarter of 2005 versus
$5,584 in the same  quarter of 2004.  For the nine months  ended  September  30,
2005,  rental  revenues  increased  $465  or 2.9% to  $16,550,  compared  to the corresponding  period in 2004.  The changes  during the quarter are primarily an increase in tenant reimbursements  ($211) and non-recurring  transactions ($109)

in 2004.  For the nine month period ended  September  30, 2005,  the increase is primarily  attributable  to an increase in hotel  operating  revenue  ($428) and tenant  reimbursements  ($437),  partially offset by non-recurring  transactions
($301) in 2004. In general,  rental revenues do not fluctuate  significantly due to the long-term nature of the Company's leases. However, future rental revenues could be affected by changes in hotel  operating  revenues,  which are generally influenced by local and other economic conditions, as well as by lease renewals, terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  decreased $44 or 33.3% to $88 for the quarter ended
September 30, 2005 and $153 or 34.0% to $297 for the nine months ended September
30, 2005, compared to the corresponding periods in 2004. These decreases are the
result  of  continuing  mortgage  amortization.   At  September  30,  2005,  the
outstanding  mortgage  balance on the Company's real estate  properties held for rental was  reduced  to below  $5,100.  Mortgage  interest  expense on  existing obligations will continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$141 or 21.6% for the quarter ended September 30, 2005 and $354 or 19.3% for the nine months ended September 30, 2005,  compared to the corresponding  periods in
2004. These decreases are primarily attributable to reduced depreciation expense associated with certain properties or improvements becoming fully depreciated in
the  current  and  prior  year.  Unless  the  Company  experiences   significant
expenditures for capital improvements,  it is expected that depreciation expense related  to real  properties  held  for  rental  will  continue  to  decline  as additional properties and improvements become fully depreciated.

Other  operating  expenses  associated  with the  management of real  properties increased $62 or 3.1% for the three months ended  September 30, 2005 and $729 or
13.2% for the nine months ended September 30, 2005, compared to the same periods in 2004.  The  increase  for the  three  months  ended  September  30,  2005 was primarily  the  result of  increased  property  maintenance  ($168)  and  broker expenses ($166), partially offset by non-recurring adjustments ($260) during the current  quarter  related to the  transition  of  management  companies  for our hotels. For the nine months ended September 30, 2005, the increase was primarily attributable to increased property  maintenance  ($314),  which is the result of the timing of certain  repairs and  renovations on real property,  reported real estate tax expense ($253),  hotel  operating  expenses ($229) and broker expense
($212).  These  increases  for the  nine  months  are  partially  offset  by the non-recurring adjustments mentioned above.

      ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    ------------------------------
                                                          2005             2004              2005             2004
                                                     -------------    --------------    -------------    -------------

Net sales                                              $   9,365        $   9,285         $  29,468        $  28,753
Cost of sales                                              6,608            6,393            21,391           20,177
Selling, general and administrative expenses               1,731            1,794             5,278            5,289
                                                       ---------        ---------         ---------        ---------
Operating income                                       $   1,026        $   1,098         $   2,799        $   3,287
                                                       =========        =========         =========        =========

Net sales of the engineered  products segment increased slightly for the quarter ended  September 30, 2005 to $9,365 from $9,285 for the quarter ended  September
30, 2004 primarily due to increased demand in the Company's  automotive  product line  offset by a  decrease  in  transformer  products,  primarily  related to a project  which was completed in the second  quarter of 2005.  On a  year-to-date basis, net sales from this segment increased $715 or 2.5% from that of the first nine months of 2004  primarily due to a  significant  increase in demand for the transformer  product  line  partially  offset by a  decrease  in the  automotive product  line.  The  decrease in the  automotive  product line in the nine month period is primarily a result of a softening of sales in the automotive industry.

Although  management  believes that sales of its engineered products segment are directly influenced by general economic conditions,  worldwide automotive demand and  industrial  capital  spending,  future sales of this segment  could also be affected  by changes in  technology,  competitive  forces or  challenges  to its intellectual property.

Cost of sales as a percentage of sales  increased 1.7% and 2.4% in the three and
nine  months  ended   September   30,  2005,   respectively,   compared  to  the
corresponding periods in 2004. The increase for the quarter is primarily related to the mix of products sold. The increase for the nine month period is primarily due to the shift in segment  sales,  as noted above and increases in the cost of raw materials,  primarily  steel  components.  In addition the Company  incurred rework and  nonconformance  costs associated with a new product line,  primarily during the first six months 2005.

Selling,  general and administrative expenses of the engineered products segment remained  relatively  consistent,  decreasing  $63 or 3.5% for the three  months ended September 30, 2005 and $11 or 0.2% for the nine months ended September 30,
2005,  compared  to the  corresponding  periods in 2004.  For the  quarter,  the decrease was primarily due to a decrease in freight costs ($82) partially offset by an increase in professional  fees ($37).  For the nine months ended September
30, 2005,  the decrease was primarily  attributable  to decreases in payroll and payroll related expenses ($187) and freight costs ($101), partially offset by an increase in professional fees ($214).

      GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased $162 or 23.9% for the quarter ended September 30, 2005 and
$521 or 24.9% for the nine months ended  September  30,  2005,  compared to such expenses incurred for the comparable 2004 periods. The increases for the quarter and nine month  periods are the result of increased  travel  expenses  ($108 and
$296, respectively) and compensation and benefits ($78 and $291, respectively).

      OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ------------------------------    ------------------------------
                                                          2005             2004             2005             2004
                                                     -------------    -------------    -------------    -------------

Equity in income (loss) from hotel ventures            $  3,182         $   (226)        $  3,079         $   (216)
Net gain on sale of available-for-sale securities           185                5              906              850
Net realized and unrealized gain on derivative
   instruments                                               --              153              664              146
Gain on sale of other assets                                 --               --               --              363
Casualty insurance settlement                                --               --               --              831
Other, net                                                    5               95              153              107
                                                       --------         --------         --------         --------
                                                       $  3,372         $     27         $  4,802         $  2,081
                                                       ========         ========         ========         ========

Income  (loss)  from  equity  investments  for the three and nine  months  ended
September 30, 2005 includes $3,326 in  distributions  in excess of the Company's investment in the Hotel Venture (see Note 8 of Notes to  Consolidated  Financial
Statements).

      INCOME TAXES

The effective tax rate from continuing  operations for the three and nine months ended  September  30, 2004  reflects  the  benefits  of the  donation of certain properties to qualified charitable organizations in 2004.

      DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  operations  was $12 and $43, on a net of tax basis,  for the three and nine months ended September 30, 2005, respectively,  versus $85 and $236 for the  comparable  2004  periods.  Prior year  amounts have been  reclassified  to reflect  results of operations of real  properties held for sale as of September
30, 2005, or disposed of during 2005 and 2004, as discontinued  operations.  Net gains on the  disposal  of real  estate  assets  accounted  for as  discontinued
operations  were $841 and $1,092 for the three and nine months  ended  September
30, 2005 and $4,877 and $11,110  for the three and nine months  ended  September
30, 2004, respectively, on a net of tax basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a net cash inflow from operations of $4,414 for the nine months  ended  September  30,  2005  versus  $7,364  for the nine  months  ended
September 30, 2004.  This $2,950 decrease in operating cash flow resulted from a reduction in the effect from accounts payable and accrued liabilities and growth in notes and accounts  receivable  together with lower operating  income and the tax benefit from charitable  contributions  in 2004,  partially offset by higher interest and dividend  income and an increase in the effect of taxes  payable in the current year.

Net cash provided by investing  activities  decreased $1,937 for the nine months ended  September 30, 2005,  compared with the same period of 2004. This decrease primarily  results from the timing of the sale of real estate assets,  available for sale  securities  and other  assets  which  resulted in $21,038,  $3,850 and
$1,363  of lower  proceeds,  respectfully,  and the  purchase/issuance  of notes receivable  ($2,000) during the first nine months of 2005,  partially  offset by lower purchases of  available-for-sale  securities  ($14,168) and  distributions received from joint ventures ($11,921).

Net cash used in  financing  activities  was $11,971 and $2,083  during the nine months ended  September  30, 2005 and 2004,  respectively.  The increase in cash used for financing activities primarily results from the purchase and retirement of $9,951 of the Company's common stock during the second quarter of 2005.

At September 30, 2005,  the Company's  cash and  marketable  securities  totaled
$141.2  million and  working  capital  was $139.5  million  compared to cash and marketable securities of $139.2 million and working capital of $132.4 million at
December 31, 2004.  Management  continues to believe that the real estate market is overvalued  and  accordingly  acquisitions  have been limited to those select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow its portfolio,  if and when  attractive long-term  opportunities become available.  As a result of the Company's present level of liquidity, the Company terminated its revolving credit facility in July
2005.  The  Company may  establish  a new  facility in the future if the Company believes it were to become necessary and cost effective to do so.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence, but not control. These investments are recorded initially at cost and subsequently  adjusted  for  equity  in  earnings  and  cash  contributions  and distributions. The debt of the joint ventures in which the Company currently has an ownership interest are non-recourse obligations and are collateralized by the entity's real  property.  The Company  believes that the value of the underlying property and its operating cash flows are sufficient to satisfy its obligations.
The  Company is not  obligated  for the debts of the joint  ventures,  but could decide to satisfy them in order to protect its  investment.  In such event,  the
Company's  capital  resources and financial  condition  would be reduced and, in certain  instances,  the  carrying  value of the  Company's  investment  and its results of operations would be negatively  impacted.  The guarantee  provided by the  Company  in  connection  with  its  investment  in the  Hotel  Venture  was terminated  with the sale of the  underlying  property and  satisfaction  of the mortgage in September 2005 (see Note 8).

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in euros  were 5.9% and 7.6% for the three and nine months ended  September  30, 2005 and 9.4% and 9.3% for the three and nine months ended  September 30, 2004,  respectively.  As such, a portion of the Company's  receivables  are exposed to  fluctuations  with the U.S.  dollar.
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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At September  30, 2005 and  December 31, 2004,  the
Company  had  approximately  $20,000  recorded  in other  long-term  liabilities relating to such  matters.  None of these  matters  are  expected to result in a material  adverse  effect on the Company's  consolidated  financial  position or results of operations.

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and,  accordingly,  any future  purchases in excess of par value will also reduce retained  earnings.  During the nine months ended  September 30, 2005,  the Company  purchased and retired 425 shares of the
Company's common stock,  representing  almost 5% of the outstanding  shares, for
$9,951  which  resulted in a  comparable  reduction  to retained  earnings.  The
Company did not  purchase  any shares of the  Company's  common stock during the nine months ended September 30, 2004.  Repurchases of the Company's common stock may be made from time to time in the open market at prevailing  market prices or in privately negotiated  transactions,  subject to available  resources.  Future proceeds  from the  issuance  of common  stock in  excess  of par value  will be
credited  to  retained  earnings  until  such  time  that  previously   recorded
reductions have been recovered.

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

Refer to the  Company's  2004 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued  operations,  long-lived assets and pension plans.  During the nine months  ended  September  30,  2005,  there  were no  material  changes to these policies.

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

Date:  November 7, 2005

                                     By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

