Form 10-K
period 2005-12-31
UNITED CAPITAL CORP /DE/
filed 2006-03-31
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         COMMISION FILE NUMBER: 1-10104
                         ------------------------------

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

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  and  Exchange Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is an  accelerated  filer. [ ] Yes
[X] No

Indicate by check mark whether the  registration  is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  registrant  as  of  June  30,  2005  was   approximately
$53,798,000.

The number of shares of the registrant's $.10 par value common stock outstanding as of March 15, 2006 was 8,290,443.

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

DESCRIPTION OF BUSINESS

     REAL ESTATE INVESTMENT AND MANAGEMENT

The Company is engaged in the business of investing in and managing  real estate properties and the making of high-yield,  short-term  loans secured by desirable properties.  Most real estate  properties  owned by the Company are leased under net leases whereby the tenants are responsible for all expenses  relating to the leased premises,  including  taxes,  utilities,  insurance and maintenance.  The
Company owns properties that it manages which are leased primarily as department stores,  hotels,  shopping centers,  restaurants and office buildings around the country.  The Company also owns day-care centers located in New York City, which are primarily  operated by the City of New York.  In addition,  the Company owns properties  available for sale and lease with the  assistance of a consultant or realtor working in the locale of the premises.

The majority of properties are leased to single tenants. Excluding the Company's hotel properties,  96.1% of the total square footage of the Company's properties was leased as of December 31, 2005.

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

Metex has been an original  equipment  manufacturer for the automobile  industry since 1974 and presently  supplies many  automobile  manufacturers  with exhaust
seals  and  components  for  use  in  exhaust  emission  control  devices.   Our
manufacturing  facilities are ISO/TS 16949 certified, an essential qualification for supplying the automotive industry.

The Company also manufactures  transformer products marketed under several brand names, including AFP Transformers,  Field Transformer, ISOREG and EPOXYCAST(TM),
for a wide variety of industrial  and research  applications  including  machine power  transformers,  rectifier and inverter  transformers  and transformers for heating.

For the years ended  December 31, 2005,  2004 and 2003,  sales by the engineered products segment to General Motors,  its largest customer,  accounted for 17.0%,
18.7% and 20.9% of the segment's sales, respectively. No other customer exceeded
10% of the segment's sales during the last three years.

Approximately  18.0%,  16.6%  and  14.1% of 2005,  2004  and  2003  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

SUMMARY FINANCIAL INFORMATION

The following table sets forth the revenues,  operating  income and identifiable assets of each business segment of the Company.

                                                           YEAR ENDED DECEMBER 31,

                                                -----------------------------------------------
(In thousands)                                       2005            2004            2003
                                                --------------- --------------- ---------------
   REAL ESTATE INVESTMENT AND MANAGEMENT

      Rental revenues                             $  22,047       $  21,694       $  21,486
      Operating income (1)                        $  11,124       $  10,681       $  10,185
      Identifiable assets including corporate
        assets                                    $ 204,988       $ 200,524       $ 177,944

   ENGINEERED PRODUCTS

      Net sales                                   $  38,201       $ 38,335        $  34,019
      Operating income                            $   3,175       $  4,187        $   3,342
      Identifiable assets                         $  11,697       $ 12,200        $  11,770

(1)  Does not include  net gains on the sale of real  estate  assets of $153 for the year ended December 31, 2003.

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
The price and  availability  of raw  materials  can be volatile  due to numerous
factors  beyond  the  Company's   control,   including   general   domestic  and
international economic conditions,  labor costs, supply and demand, competition, import duties and tariffs and currency  exchange  rates.  Although these factors could  significantly  affect  the  availability  and cost of the  Company's  raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company's  customers based upon contractual commitments,  historical  buying practices and market  conditions.  To date, the
Company has limited their exposure  related to the effects that have arisen from these  factors by various  methods  including  finding  alternate  sources or by having suppliers and/or customers absorb any additional related costs.  Although management  does not expect  such  matters  to  adversely  effect the  Company's financial  position in the future,  it is uncertain  what effect,  if any,  such factors could have on the cost of such materials. An interruption in the supply, or a significant increase in the cost, of the Company's raw materials could have a material  adverse effect on the Company's  revenues,  results of operations or cash flows.  The  Company  has not had and does not expect to have any  problems fulfilling its raw material requirements during 2006.

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

     EMPLOYEES

At March 15, 2006, the Company employed approximately 240 persons, approximately
140 of which are covered by a collective  bargaining  agreement  that expires in
February 2011. The Company believes that its relationship  with its employees is good.

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

The Company  competes with at least 24 other companies in the sale of engineered products.  The Company emphasizes product  performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

     BACKLOG

The dollar value of unfilled orders of the Company's engineered products segment was  approximately  $2.4  million  and $4.6  million at  December  31,  2005 and
December 31, 2004,  respectively.  The decrease in backlog is principally due to the loss of an order related to a new product line which was expected to ship in
2005 and a slow-down in demand for the Company's transformer product line during the second half of the year. It is  anticipated  that  substantially  all of the
2005  backlog  will be filled in 2006.  With the  exception  of the order  noted
above,  substantially  all of the 2004  backlog  was  filled in 2005.  The order backlog  referred to above does not include any order  backlog  with  respect to sales of knitted wire mesh  components  for exhaust  emission  control  devices, exhaust  seals or airbag  components  because  of the  manner in which  customer orders are received.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such  matters in the  future.  The  Company  had  approximately  $9.9 million and $10.2 million recorded in accounts  payable and accrued  liabilities and other long-term liabilities as of December 31, 2005 and 2004,  respectively, to cover such matters.

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

ITEM 1A.   RISK FACTORS

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

OFF-BALANCE SHEET OBLIGATIONS COULD DEPLETE OUR LIQUIDITY AND CAPITAL RESOURCES.

We do not have any off-balance sheet arrangements that we believe are reasonably likely to have a material  current or future effect on our financial  condition, changes in financial  condition,  revenues or expenses,  results of  operations, liquidity,  capital  expenditures  or capital  resources.  The debt of the joint ventures in which we  currently  have an  ownership  interest  are  non-recourse obligations  and are  collateralized  by the entity's real property.  We believe that  with  each  arrangement  the  value  of the  underlying  property  and its operating cash flows are sufficient to satisfy its obligations.  In addition, we are not obligated for the debts of the joint ventures.  However, we could decide to satisfy  the debts of the joint  venture to protect our  investment.  In such event,  our capital  resources and financial  condition would be reduced and, in certain  instances,  the  carrying  value of our  investment  and our results of operations would be negatively impacted.

OUR ENGINEERED PRODUCTS SEGMENT RELIES ON SIGNIFICANT CUSTOMERS.

The Company  sells its  engineered  products to many  customers  throughout  the world. Historically,  a small number of customers have accounted for significant portions of these sales.  For the year ended  December  31,  2005,  sales by the engineered  products segment to General Motors, its largest customer,  accounted for 17.0% of the segment's  sales. We do not believe our sales to General Motors will be  significantly  lower in 2006.  Since our  engineered  products  segment accounted for 63.4% of our  consolidated  revenues in 2005,  the loss of General
Motors as a customer or its filing for  bankruptcy  protection  would  adversely affect our revenues, cash flows and results of operations.

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

We have  undertaken the  completion of  environmental  studies  and/or  remedial action at Metex' two New Jersey facilities and have recorded a liability for the
estimated   investigation,   remediation  and  administrative  costs  associated
therewith  (See  "Environmental  Regulations"  in Item 1 of Part I and  Note 17,
"Commitments and Contingencies" of Notes to Consolidated Financial Statements).

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

MR. A.F. PETROCELLI CAN CONTROL THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER
APPROVAL.

As of the date of this  Annual  Report on Form 10-K,  Mr. A.F.  Petrocelli,  the
Company's Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate,  approximately  66.5% of the Company's  outstanding  common stock
(exclusive of options).  Such amount  includes  shares held by his wife but does not  include  shares  held  by  the  adult  children  or  grandchildren  of  Mr.
Petrocelli.   Accordingly,   Mr.   Petrocelli  is  therefore  able  to  exercise
considerable  influence  over the outcome of all matters  requiring  stockholder approval,  including the election of directors  and the approval of  significant corporate transactions, such as mergers or other business combinations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

REAL PROPERTY HELD FOR RENTAL OR SALE

As of March 15, 2006,  the Company owned 159  properties  throughout  the United
States.  The properties  are primarily  leased under  long-term net leases.  The
Company's  classification and gross carrying value of its properties,  inclusive of those  held  for  sale  and  classified  as  discontinued  operations  in the
Company's Consolidated Financial Statements (see Note 2 of Notes to Consolidated
Financial  Statements),  at  December  31,  2005  are  as  follows  (dollars  in thousands):

                                             GROSS
                                           CARRYING                      NUMBER OF
          DESCRIPTION                        VALUE       PERCENTAGE     PROPERTIES
-------------------------------        -------------- ---------------  ------------
Shopping centers and retail
  outlets                                  $ 54,739         50.5%             19
Commercial properties                        31,900         29.4%             90
Day-care centers                              5,700          5.2%              9
Hotel properties                             11,818         10.9%              3
Other                                         4,324          4.0%             38
                                           --------        -----        --------
                                           $108,481        100.0%            159
                                           ========        =====        ========

The following summarizes the Company's properties by geographic area at December
31, 2005:

                                                       GROSS          NUMBER
                                                      CARRYING           OF
(Dollars in thousands)                                 VALUE        PROPERTIES
                                                     ---------      ----------

Northeast                                            $ 44,691             96
Southeast                                              21,438             21
Midwest                                                21,395             24
Southwest                                               5,665              5
Pacific Coast                                          12,158              6
Pacific Northwest                                         861              4
Rocky Mountain                                          2,273              3
                                                     --------       --------
                                                     $108,481            159
                                                     ========       ========

     SHOPPING CENTERS AND RETAIL OUTLETS

Shopping  centers  and retail  outlets  include 12  department  stores and other properties,  primarily leased under net leases.  The tenants are responsible for taxes,  maintenance  and all other  expenses of the  properties.  The leases for certain  shopping  centers and retail outlets provide for additional rents based on sales  volume and renewal  options at higher  rents.  The  department  stores include eight properties  leased to Kmart  Corporation  ("Kmart") and two Macy's stores,  with  a  total  of  approximately  747,000  and  364,000  square  feet, respectively.  The Kmart stores are primarily  located in the Midwest  region of the United  States.  The  Macy's  stores are  located in the  Pacific  Coast and
Southwest regions of the United States.

     COMMERCIAL PROPERTIES

Commercial  properties consist of properties leased as 54 restaurants,  11 Midas
Muffler Shops, two convenience  stores,  six office buildings and  miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal  options at higher rents.  Certain of these leases also  provide for  additional  rents  based on sales  volume.  The  restaurants, located  throughout the United States,  include properties leased as McDonald's,
Burger King,  Dunkin'  Donuts,  Pizza Hut,  Hardee's,  Wendy's,  Kentucky  Fried
Chicken and Boston Market.

Included in commercial  properties is one miscellaneous other property currently held for sale and  classified as  discontinued  operations  in the  Consolidated
Financial Statements.

     DAY-CARE CENTERS

The Company has nine day-care  centers located in New York City,  eight of which are leased to the City of New York. The City of New York is responsible for real estate taxes and certain maintenance costs on those properties they lease, while the Company maintains insurance and certain other maintenance  obligations.  All such leases  provide for the  reimbursement  of operating  costs above base year levels, and certain leases include rental increases and renewal options.

   HOTEL PROPERTIES

The Company's  three hotel  properties,  located in California,  Connecticut and
Georgia, are each managed through a regional hotel management company with local on-site management responsible for all day-to-day operations of the hotels.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock,  $.10 par value (the "Common  Stock"),  is traded on the American Stock Exchange under the symbol AFP. The table below shows the high and low sales prices as reported in the composite  transactions for the American
Stock Exchange.

                                                            2005                  2004
                                                    --------------------- ---------------------
                                                        HIGH       LOW        HIGH       LOW
                                                    ---------- ---------- ---------- ----------
FIRST QUARTER .....................................   $ 26.01    $ 22.26    $ 25.38    $ 20.50
SECOND QUARTER ....................................   $ 29.49    $ 21.02    $ 22.74    $ 16.71
THIRD QUARTER .....................................   $ 26.24    $ 23.20    $ 22.91    $ 17.00
FOURTH QUARTER ....................................   $ 25.69    $ 21.15    $ 25.75    $ 21.77

As of March 15,  2006,  there  were  approximately  259  record  holders  of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was  $26.11.  The  Company  has not  declared a dividend  since the special one-time cash dividend of $1.00 per common share (split-adjusted) to all stockholders of record as of June 20, 2003. While the Company does not currently expect to pay additional dividends, the Board of Directors could reevaluate this position in the future.

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender  offer for up to one million  shares of the  Company's  Common Stock resulting in the January 2006  repurchase of 544,000  shares of Common Stock for an aggregate purchase price of $13.3 million or $24.50 per share.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

(In thousands, except per
  share data)                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------
                                  2005         2004         2003         2002         2001
                               ------------ ------------ ------------ ------------ ------------
Total revenues                  $  60,248    $  60,029    $  55,505    $  54,381    $  56,455
Income from continuing
  operations                    $  13,270    $  25,677    $  10,560    $  21,095    $  17,018
Income from continuing
  operations per share:
  Basic                         $    1.49    $    2.82    $    1.16    $    2.30    $    1.82
Dividends paid per share        $      --    $      --    $    1.00    $      --    $      --

Total assets                    $ 216,685    $ 212,724    $ 189,714    $ 176,547    $ 177,965
Long-term debt, less current
  portion                       $  12,140    $   4,929    $   7,321    $  10,235    $  13,451
Total stockholders' equity      $ 155,650    $ 154,069    $ 124,217    $ 111,634    $  96,341

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

RESULTS OF OPERATIONS:  2005 AND 2004

Total  revenues  for the year  ended  December  31,  2005  were  $60.2  million, generating income from continuing operations and net income of $13.3 million and
$14.6  million,  respectively.  For the year  ended  December  31,  2004,  total revenues were $60.0 million,  generating  income from continuing  operations and net  income  of $25.7  million  and $37.4  million,  respectively.  The  Company recognized $4.6 million of interest and dividend income during 2005, an increase of $2.4 million or 115.6% over 2004,  primarily as the result of higher interest rates and the increased investment in dividend paying securities.

The   2004   results   include   $19.4   million   in   gains  on  the  sale  of
available-for-sale  securities  and $10.1  million  in gains on the sale of real estate,  on a net of tax basis,  above those  recognized in the current year. In addition, the prior year results include the tax benefit from several charitable donations of real estate made by the Company last year.

The Company's historical results have been significantly  affected by the timing of events  including the sale of marketable  securities  and real estate assets, which were  dependent  upon  economic  conditions  at the time of the sale.  The
Company is unable to predict if or when such events will recur.

     REAL ESTATE OPERATIONS

Rental  revenues  from real estate  operations  increased $.3 million or 1.6% to
$22.0 million for the year ended December 31, 2005, compared to $21.7 million in
2004. The increase in rental revenues is primarily  attributable to increases in
hotel  operating  revenue  ($755,000)  and  tenant  reimbursements   ($327,000),

partially  offset by a  reduction  in rental  revenues  resulting  from  certain mid-year vacancies in the Company's portfolio during 2005. The increase in hotel operating  revenue is primarily the result of improved  lodging  demand due to a stronger  U.S.  economy  and a  reduction  in the  supply of new  hotels and the
Company's  November  2005  acquisition  of a hotel  located  in  Windsor  Locks,
Connecticut  (the  "Connecticut  Hotel").  In  general,  rental  revenues do not fluctuate  significantly  due to the long-term  nature of the Company's  leases.
However,  future rental revenues could be affected by changes in hotel operating revenues, which are generally influenced by local and other economic conditions, as well as by lease renewals, terminations,  step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage amortization. Such expense totaled $373,000 for the year ended December
31, 2005,  compared to $572,000  for 2004,  a decline of $199,000 or 34.8%.  The
Connecticut  Hotel  was  partially  funded  by an $8  million  mortgage  on  the property. As a result, mortgage interest expense should increase during 2006.

Depreciation  expense  associated with real properties held for rental decreased
$624,000 or 24.0% for the year ended  December 31, 2005,  compared to 2004.  The decrease is primarily  attributable to reduced  depreciation  expense associated with certain  properties  or  improvements  becoming  fully  depreciated  in the current and prior year and is partially offset by depreciation from current year additions.  Depreciation  expense on the Company's  properties  will continue to decline as  properties  become fully  depreciated,  but with the addition of the
Connecticut  Hotel in November 2005 and expenditures  for capital  improvements, depreciation expense will likely rise over that reported in the current year.

Other  operating  expenses  associated  with the  management of real  properties increased  $733,000 or 9.3% for the year ended  December 31,  2005,  compared to such  expenses  incurred  in 2004.  The  increase  is  primarily  the  result of increases in real estate tax expense ($350,000), property maintenance ($238,000)
and compensation expense ($214,000).

   ENGINEERED PRODUCTS

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating results of the engineered products segment are as follows:

(In thousands)                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------   -----------
Net sales                                                 $38,201      $38,335
Cost of sales                                              28,003       27,026
Selling, general and administrative expenses                7,023        7,122
                                                          -------      -------
Operating income                                          $ 3,175      $ 4,187
                                                          =======      =======

Net sales of the engineered  products  segment  decreased  slightly for the year ended  December 31, 2005 to $38.2  million from $38.3 million for the year ended
December 31, 2004.  This is primarily  due to decreased  demand in the Company's engineered and  automotive  product  lines,  partially  offset by an increase in transformer products,  which occurred in the first half of 2005. The decrease in the automotive product line is primarily a result of a softening of sales in the automotive  industry.  Although management believes that sales of its engineered products  segments  are  directly  influenced  by general  economic  conditions, worldwide  automotive demand and industrial  capital  spending,  future sales of this segment could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of  sales  as a  percentage  of sales  increased  2.8%  for the year  ended
December 31, 2005,  compared to 2004,  primarily related to the shift in segment sales,  as noted above,  and increases in the cost of raw  materials,  primarily steel components.  In addition,  the Company incurred rework and  nonconformance costs associated with a new product line,  primarily during the first six months of 2005.

Selling,  general and administrative expenses of the engineered products segment remained  relatively  consistent,  decreasing $99,000 or 1.4% for the year ended
December 31, 2005, compared to 2004. The decrease was primarily due to decreases in payroll and payroll related expenses ($190,000) and freight costs ($182,000), partially offset by an increase in professional fees ($253,000).

     GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  $359,000 or 13.3% for the year ended  December  31, 2005, compared  to such  expenses  incurred  in  2004,  primarily  attributable  to an increase in travel expenses ($373,000).

     OTHER INCOME AND EXPENSES, NET

Other income and  expenses,  net  decreased  $16.8 million from $22.4 million in
2004 to $5.6 million in 2005.  The decrease is primarily due to the 2004 sale of the Company's  interest in Prime  Hospitality  Corp. which resulted in a gain of
$19.0  million in that year and is partially  offset by gains on the sale of the
Company's interest in a joint venture which owns and operates a hotel located in
Quebec,  Canada (the "Quebec Venture") ($626,000) as well as the sale by a joint venture  which  owned and  operated a hotel  located in New Jersey  (the  "Hotel
Venture") of its underlying assets in 2005 ($3,327,000).

     INCOME TAXES

The effective tax rate from  continuing  operations  for the year ended December
31,  2004  reflects  the  benefits  of the  donation  of certain  properties  to qualified charitable organizations in that year.

     DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  operations was $28,000,  on a net of tax basis, for the year ended
December  31,  2005,  versus  $317,000  for 2004.  Prior year  amounts have been reclassified  to reflect  results of operations of real properties held for sale as of December 31, 2005,  or disposed of during 2005 and 2004,  as  discontinued
operations.

During 2005, the Company divested itself of four properties which had a net book value of $1.0 million.  The aggregate proceeds from these transactions were $3.2 million, resulting in a gain of $1.3 million, on a net of tax basis.

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

RESULTS OF OPERATIONS:  2004 AND 2003

Net income for the year ended  December 31, 2004 was $37.4  million or $4.10 per basic share,  an increase of 150% over net income of $15.0  million or $1.65 per basic  share for the year  ended  December  31,  2003.  Income  from  continuing operations  increased  143% to $25.7  million or $2.82 per basic share for 2004, versus  $10.6  million or $1.16 per basic share for 2003.  Total  revenues  were
$60.0 million for the year ended  December 31, 2004, an increase of $4.5 million or 8.2% from the previous  year.  The results of 2004 include  $19.4  million in pre-tax gains on the sale of  available-for-sale  securities and $7.8 million in gains on the sale of real estate,  net of tax, and accounted for as discontinued
operations, above those recognized in 2003.

     REAL ESTATE OPERATIONS

Rental  revenues  from real estate  operations  increased  slightly for the year ended December 31, 2004 to $21.7 million,  from $21.5 million for the year ended
December 31, 2003,  primarily as a result of increases in tenant  reimbursements
($273,000) and recognition of non-recurring  transactions ($177,000),  partially offset by a decrease in hotel operating revenue ($273,000).

Mortgage  interest  expense  decreased  $268,000 or 32% to $572,000 for the year ended  December 31, 2004,  compared to $840,000 for the year ended  December 31,
2003. This decrease is the result of continuing mortgage amortization.

Depreciation  expense  associated with real properties held for rental decreased by  $150,000  or 5.5% to $2.6  million  for the year ended  December  31,  2004, compared to $2.8 million for 2003.  This decrease was primarily  attributable to reduced  depreciation expense associated with certain properties or improvements becoming fully depreciated during 2003 and 2004.

Other  operating  expenses  associated  with the  management of real  properties increased  approximately  $130,000 or 1.7% to $7.8 million  during 2004,  versus such  expenses  incurred of $7.7 million in 2003.  The increase is primarily the
result  of  increased  real  estate  taxes  ($116,000)  and  professional   fees
($100,000),   partially  offset  by  a  decrease  in  hotel  operating   expense
($125,000).

   ENGINEERED PRODUCTS

The operating results of the engineered products segment are as follows:

(In thousands)                                            YEAR ENDED DECEMBER 31,
                                                         ---------- - -----------
                                                            2004          2003
                                                         ----------   -----------
Net sales                                                  $38,335      $34,019
Cost of sales                                               27,026       23,895
Selling, general and administrative expenses                 7,122        6,782
                                                           -------      -------
Operating income                                           $ 4,187      $ 3,342
                                                           =======      =======

Net sales of the engineered products segment increased $4.3 million or 12.7% for the year ended December 31, 2004,  compared to net sales in 2003.  This increase is primarily due to increased demand, primarily in the Company's transformer and engineered product lines, as well as a slight increase in the automotive product line,  which was brought about by a general  improvement in the U.S. economy and an increase in capital spending.

Cost of sales as a percentage of net sales  remained  relatively  consistent for the year ended  December 31, 2004 as compared to 2003,  fluctuating by less then
1%.

Selling,  general and administrative expenses of the engineered products segment increased  $340,000  or 5.0% for the year ended  December  31, 2004 over that of
2003.  The increase is primarily due to increased  freight  costs  ($204,000) as well as from higher payroll and payroll related costs ($148,000) and commissions
($138,000),  which also fluctuated  with the change in sales noted above.  These increases are partially  offset by a reduction in professional  fees ($131,000), license fees  associated  with an agreement that expired in 2003 ($80,000) and a decrease in amortization expenses ($82,000).

     GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased  $117,000 or 4.1% during 2004,  compared to such  expenses incurred in 2003. The decrease is  principally  due to lower  professional  fees
($171,000) and pension related expenses  ($123,000),  offset by higher insurance costs ($93,000) and depreciation expenses ($79,000).

     OTHER INCOME AND EXPENSE, NET

Other income and expense,  net increased  $17.6 million or 359% to $22.4 million for the year  ended  December  31,  2004,  compared  to 2003.  The  increase  is principally  due to higher  net gains on  available-for-sale  securities  ($19.4 million),  which primarily relates to the $19.0 million gain recognized upon the sale of the  Company's  interest  in Prime  Hospitality  Corp.,  the  receipt of
$831,000 in casualty insurance proceeds and a $363,000 gain on the sale of other assets.  These  increases  are  partially  offset  by  lower  net  realized  and unrealized  gains on  derivative  instruments  ($1.1  million),  lower equity in earnings of the hotel ventures  ($903,000),  a non-recurring  deposit forfeiture
($694,000)  which occurred in 2003, and lower net realized and unrealized  gains on trading securities ($411,000) during 2004.

     INCOME TAXES

The effective tax rate from  continuing  operations was 29.2% for the year ended
December 31,  2004,  versus  37.9% for the year ended  December  31,  2003.  The reduction in the effective tax rate is primarily the result of tax benefits from the donation of certain properties to qualified organizations during 2004.

     DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  was $317,000,  on a net of tax basis,  for the year ended December
31, 2004,  versus $869,000 for the comparable  period of 2003,  which includes a full year of operating results for those properties sold in 2005 and 2004. These amounts  have  been  reclassified  to  reflect  results  of  operations  of real properties  currently  classified  as held for sale or disposed of during  2005,
2004 or 2003 as discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating  activities  provided net cash of  approximately  $4.9 million  during
2005.  This  compares  with  $309,000 of operating  cash flow  produced in 2004.
Additional  interest and dividend  income of $2.4 million  earned in 2005 is the primary cause of this increase. The increase in interest rates and the Company's increased holdings in dividend paying securities  resulted in a 115% increase in interest  and  dividend  income over that earned in 2004.  Changes in  operating assets and  liabilities  during 2005  consumed  $5.4  million in cash.  The most significant  of which were income  taxes ($2.7  million)  and notes and accounts receivable  ($1.8  million).  The latter of which was caused by the delay in the receipt  of a  portion  of the  proceeds  in  connection  with  the  sale of the
Company's interest in the Quebec Venture, which was received in early 2006. Cash flows from operating  activities in 2004 were $10.9 million lower than the $11.2 million produced in 2003. Income tax payments on the considerably higher income, including  gains on sales of real  estate  assets,  which are  accounted  for as discontinued operations, is the primary cause of this decline.

Net cash provided by investing activities was $23.4 million in 2005 versus $28.9 million  in 2004.  The  timing of certain  events is the  primary  cause of this fluctuation.  Proceeds  from the sale of real estate  assets were $21.1  million lower while cash used for the  acquisition of real estate and other fixed assets was $5.6 million higher in the current year than the respective amounts in 2004.
The increase in acquisition costs includes the purchase of the Connecticut Hotel in November 2005, net of the related  mortgage.  Offsetting  these reductions in current  year cash flows from  investing  activities  are $15.4  million in sale proceeds and  distributions  related to the Company's  interest in certain joint ventures and $6.6 million in additional net proceeds from the available-for-sale security transactions in 2005 versus the respective amounts in 2004.

Cash provided by investing  activities  in 2004 exceeded  those of 2003 by $14.6 million. This increase primarily results from the timing of the purchase or sale of  available-for-sale  securities ($14.8 million) and additional  proceeds from the sale of real estate and other assets ($13.7 million),  partially offset by a decrease in  distributions  from the  Company's  investments  in joint  ventures
($12.4 million).

During  November  2005,  the  Company   acquired  the   Connecticut   Hotel  for
approximately  $10.2  million,  including  $3.0 million  which was  allocated to furniture,  fixtures and  equipment.  The purchase was partially  financed by an

$8.0 million mortgage which bears interest at 6.7% per annum, is payable monthly based on a 25 year  amortization and matures in December 2015. The total cost of the acquisition,  less the proceeds of the mortgage, is reflected in acquisition of/additions to real estate assets in the Consolidated Statements of Cash Flows.

Net cash used in financing  activities  was  approximately  $13.4 million during
2005, which primarily  consists of the purchase and retirement of 425,000 shares of the  Company's  Common Stock for  approximately  $10.0  million and principal payments on mortgage obligations ($3.6 million), including those associated with discontinued operations.

In 2004, net cash used in financing  activities was  approximately  $3.6 million which primarily  consists of principal  payments on mortgage  obligations  ($3.9 million), including those associated with discontinued operations.

In 2003, net cash used in financing  activities was approximately $15.2 million, which primarily consists of a special one-time cash dividend of $1.00 per common share  (split-adjusted)  paid  to all  stockholders  of  record,  totaling  $9.1 million,  principal payments on mortgage obligations of $4.4 million,  including those associated with discontinued  operations,  and the purchase and retirement of 166,000 shares of the Company's Common Stock for approximately $3.2 million.

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender  offer for up to one million  shares of the  Company's  Common Stock resulting in the January 2006  repurchase of 544,000  shares of Common Stock for an aggregate purchase price of $13.3 million or $24.50 per share.

Previous  purchases of the  Company's  Common  Stock have reduced the  Company's additional  paid-in capital to zero and have also reduced  retained  earnings by amounts in excess of par value. Any future purchases in excess of par value will also reduce retained earnings.  Repurchases of the Company's Common Stock may be made from time to time in the open market at prevailing market prices and may be made in  privately  negotiated  transactions,  subject to  available  resources.
Future proceeds from the issuance of Common Stock in excess of par value will be
credited  to  retained  earnings  until  such  time  that  previously   recorded
reductions have been recovered.

At December 31, 2005, the Company's cash and marketable  securities  were $140.0 million and working capital was $142.4 million,  compared to cash and marketable securities of $139.2  million and working  capital of $132.4 million at December
31,  2004.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow the portfolio,  if and when  attractive long-term  opportunities become available.  As a result of the Company's present level of liquidity,  the Company  terminated  it's revolving  credit facility in
July 2005. The Company may establish a new facility in the future if the Company believes it were to become necessary and cost effective to do so.

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
The  Company is not  obligated  for the debts of the joint  ventures,  but could decide to satisfy them in order to protect its  investment.  In such event,  the
Company's  capital  resources and financial  condition  would be reduced and, in certain  instances,  the  carrying  value of the  Company's  investment  and its results of operations would be negatively  impacted.  The guarantee  provided by the  Company  in  connection  with  its  investment  in the  Hotel  Venture  was terminated  with the sale of the  underlying  property and  satisfaction  of the mortgage  in  September  2005  (see  Note 5 of Notes to  Consolidated  Financial
Statements).

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

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect  to the  acquisition  of  other  companies  or the acquisition of real properties in exchange for equity or debt securities.

Funds of the Company in excess of those needed for working  capital,  purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity  securities,  corporate  notes,  certificates of deposit, government securities and other financial instruments.  Changes in U.S.
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash and other interest bearing investments held by the Company and the increase in U.S. interest rates, the Company's earnings have been favorably impacted.

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

The Company  sells its  engineered  products to many  customers  throughout  the world. Historically,  a small number of customers have accounted for significant portions of these sales.  For the year ended  December  31,  2005,  sales by the engineered  products segment to General Motors, its largest customer,  accounted for 17.0% of the  segment's  sales.  The Company does not believe their sales to
General  Motors  will be  significantly  lower in  2006.  Since  our  engineered products segment  accounted for 63.4% of our consolidated  revenues in 2005, the loss of General  Motors as a customer  or its filing for  bankruptcy  protection would  adversely  affect  the  Company's  revenues,  cash  flows and  results of operations.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2005,  2004 and 2003,  7.5%, 9.5% and 8.2% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
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
therewith.  See  "Environmental  Regulations"  in Item 1 of Part I and  Note 17,
"Commitments and  Contingencies" of Notes to Consolidated  Financial  Statements
for further discussion on this matter.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At  December  31,  2005 and 2004,  the  Company had approximately  $20 million recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table  summarizes the Company's  contractual  cash obligations and other commitments at December 31, 2005:

(In thousands)                                        PAYMENTS DUE BY PERIOD
                                  -----------------------------------------------------------
                                    LESS THAN     1-3         4-5        AFTER
CONTRACTUAL OBLIGATIONS              1 YEAR      YEARS       YEARS      5 YEARS      TOTAL
-------------------------------    ---------- ----------- ----------- ----------- -----------
Long-term debt (1)                  $   652     $   989     $ 2,625    $  8,526    $ 12,792
Interest on long-term debt (1)          801       1,505       1,231       2,465       6,002
Operating leases (2)                    655         991         557       1,749       3,952
Employment contract (3)                 800          --          --          --         800
Estimated environmental related
  costs (3)                             250       1,146         372       8,133       9,901
                                    -------     -------     -------     -------    --------
Total contractual cash
  obligations                       $ 3,158     $ 4,631     $ 4,785    $ 20,873    $ 33,447
                                    =======     =======     ========   ========    ========

   (1) See Note 7 of Notes to Consolidated Financial Statements.
   (2) See Note 16 of Notes to Consolidated  Financial Statements.
   (3) See Note 17 of Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity.  The  Company's  share of income  arising from this  investment, accounted for as a leveraged lease, was $357,000,  $428,000 and $491,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Two of the Company's hotel properties,  as well as the hotels owned by the Hotel
Venture and Quebec Venture, were managed by BREP IV Hotel L.L.C.  ("BREP"),  the successor to Prime Hospitality Corp. ("Prime"). The Company's Board Chairman and
another  Director were directors  and/or an executive  officer of Prime prior to its sale to BREP in October  2004.  Fees paid to BREP for the  management of the
Company's two hotel  properties were based upon a percentage of revenue and were approximately  $91,000 and $97,000  for the years  ended  December  31, 2004 and
2003, respectively.

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

     MARKETABLE SECURITIES

The Company determines the appropriate  classification of marketable  securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2005 and 2004, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value,  based on quoted market prices.  Unrealized  gains and losses on available-for-sale  securities are recorded as a separate component of stockholders'  equity.  Realized gains and losses on the sale of securities,  as determined  on a first-in,  first-out  basis,  are included in the  Consolidated
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
The Company  has  assumed  that the  expected  long-term  rate of return on plan assets to be 8% in each of the last three years. Based on the Company's existing and forecasted asset  allocation and related  long-term  investment  performance results,  the Company  believes that its  assumption of future  returns of 8% is reasonable.  The  assumed  long-term  rate of return on assets is  applied  to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a systematic  manner.  This produces the expected  return on plan assets that is included in pension income (expense). The difference between this expected  return  and the  actual  return on plan  assets is  deferred.  The net deferral  of past asset gains  (losses)  affects  the  calculated  value of plan assets and,  ultimately,  future  pension  income  (expense).  A 100 basis point change  in the  expected  long-term  rate of return on plan  assets  would  have changed fiscal 2005 pension expense by $92,000.

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
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash and other interest bearing investments held by the Company and the increase in U.S. interest rates, the Company's earnings have been favorably impacted.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2005,  2004 and 2003,  7.5%, 9.5% and 8.2% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
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

The following is a tabular presentation of quantitative market risks at December
31, 2005:

                                 PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                       ---------------------------------------------------------------------- FAIR
                                                                          THERE-              VALUE
(Dollars in thousands)      2006     2007     2008     2009      2010     AFTER     TOTAL   12/31/05
                       -------------------------------------------------------------------------------
ASSETS
Available-for-sale
  securities             $ 40,419  $   --   $    --  $    --   $    --   $   --    $ 40,419  $ 40,419
Notes receivable         $     59  $   89   $ 2,085  $    85   $   965   $  566    $  3,849  $  4,429
Average interest rates      12.6%   13.1%     12.7%    11.6%     12.1%    14.6%

LIABILITIES
Long-term debt, including
 current portion
  Fixed rate             $    652  $   471  $   518  $ 2,170   $   455   $ 8,526   $ 12,792  $ 11,662
  Average interest rate      6.4%     6.4%     6.4%     6.5%      6.6%      6.6%

     RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated  Financial Statements for a full description of recent accounting  pronouncements  including the respective dates of adoption and effects on results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 15,  "Exhibits and Financial  Statement  Schedules"
and are contained in this Form 10-K, beginning on page 25.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None

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

ITEM 9B. OTHER INFORMATION

The salary of A.F.  Petrocelli,  the  Company's  Chairman,  President  and Chief
Executive  Officer,  is set forth in his employment  agreement with the Company, which was filed as an exhibit  to the  Company's  Form 10-K for the fiscal  year ended  December  31,  2003.  Per  Mr.  Petrocelli's  employment  agreement,  the
Company's  Compensation and Stock Option Committee (the "Committee")  determines the  amount  of  salary  and  bonus  paid to him  annually.  The  Committee,  in consultation with Mr. Petrocelli, determines the salaries and bonuses of Michael
T.  Lamoretti  and  Michael J.  Weinbaum,  who are both Vice  Presidents  of the
Company's  real estate  operations,  and Anthony J. Miceli,  the Company's  Vice
President and Chief Financial Officer. Messrs. Lamoretti, Weinbaum and Miceli do
not have written employment agreements with the Company. Effective January 2006,
Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli received salary increases. In
December 2005, the Committee approved bonuses for Messrs. Petrocelli, Lamoretti,
Weinbaum  and Miceli  payable in 2006.  Such bonuses  were  consistent  with the bonuses  paid in prior  years  and the  Company  does  not  believe  the  salary increases  constitute a material  change from the  disclosure  in the  Company's
Proxy Statement for its 2005 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see "Related
Party Transactions" in Item 7 and Note 11,  "Transactions with Related Parties,"
of Notes to  Consolidated  Financial  Statements,  contained  elsewhere  in this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Stockholders under the caption "Independent Auditors" and is incorporated herein by reference.

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

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    PAGE

    Report of Independent Registered Public Accounting Firm -

    Consolidated Statements of Income for the Years Ended
      December 31, 2005, 2004 and 2003 .................................................28
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
      for the Years Ended December 31, 2005, 2004 and 2003 .............................29
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005, 2004 and 2003 ..............................................30-31
    Notes to Consolidated Financial Statements ......................................32-50

   (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Schedule III --  Real Property and Accumulated Depreciation .....................51
       Schedule IV--  Mortgage Loans on Real Estate ....................................52

   (3) SUPPLEMENTARY DATA

       Quarterly Financial Data (Unaudited).............................................53

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

     *21.    Subsidiaries of the Company.

     *23.1.  Consent  of  Independent   Registered   Public  Accounting  Firm  -
             Goldstein Golub Kessler LLP.

     *23.2.  Consent of Independent  Registered  Public  Accounting Firm - Grant
             Thornton LLP.

     *31.1.  Certification  of the  Chief  Executive  Officer  pursuant  to Rule
             13a-15(e) and 15d-15(e).

     *31.2.  Certification  of the  Chief  Financial  Officer  pursuant  to Rule
             13a-15(e) and 15d-15(e).

     *32.1   Certification of the Chief Executive  Officer pursuant to 18 U.S.C.
             Section   1350  as  Adopted   Pursuant   to  Section   906  of  the
             Sarbanes-Oxley Act of 2002.

     *32.2.  Certification of the Chief Financial  Officer pursuant to 18 U.S.C.
             Section   1350  as  Adopted   Pursuant   to  Section   906  of  the
             Sarbanes-Oxley Act of 2002.

* Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED CAPITAL CORP.

Dated:  March 27, 2006                    By:/s/ A. F. PETROCELLI
                                             ---------------------------------
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

Dated:  March 27, 2006                    By:/s/ A. F. Petrocelli
                                             ---------------------------------
                                             A. F. Petrocelli
                                             Chairman, President and
                                             Chief Executive Officer

Dated:  March 27, 2006                    By:/s/ Michael T. Lamoretti
                                             ---------------------------------
                                             Michael T. Lamoretti
                                             Vice President - Real Estate Operations
                                             and Director

Dated:  March 27, 2006                    By:/s/ Howard M. Lorber
                                             ---------------------------------
                                             Howard M. Lorber
                                             Director

Dated:  March 27, 2006                    By:/s/ Robert M. Mann
                                             ---------------------------------
                                             Robert M. Mann
                                             Director

Dated:  March 27, 2006                    By:/s/ Anthony J. Miceli
                                             ---------------------------------
                                             Anthony J. Miceli
                                             Chief Financial Officer,
                                             Chief Accountant, Secretary and
                                             Director

Dated:  March 27, 2006                    By:/s/ Arnold S. Penner
                                             ---------------------------------
                                             Arnold S. Penner
                                             Director

Dated:  March 27, 2006                    By:/s/ Michael J. Weinbaum
                                             ---------------------------------
                                             Michael J. Weinbaum
                                             Vice President - Real Estate Operations
                                             and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying  consolidated  balance sheets of United Capital
Corp. and Subsidiaries  (the "Company") as of December 31, 2005 and 2004 and the
related   consolidated   statements   of   income,   stockholders'   equity  and
comprehensive  income and cash flows for the years then ended.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp.  and  Subsidiaries  as of December 31, 2005 and 2004 and the  consolidated results of its  operations  and its  consolidated  cash flows for the years then ended in conformity with United States generally accepted accounting principles.

We have also audited the consolidated financial statement schedules for the year ended December 31, 2005,  listed in the Index at Item 15(a)(2).  In our opinion, these schedules, when considered in relation to the basic consolidated financial statements  taken as a whole,  present  fairly,  in all material  respects,  the information required to be set forth therein.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 2, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We  have   audited  the   accompanying   consolidated   statements   of  income,
stockholders' equity and comprehensive  income, and cash flows of United Capital
Corp.  and  Subsidiaries  (the  "Company") for the year ended December 31, 2003.
These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we  engaged to perform  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the consolidated  results of operations and consolidated cash flows of United Capital Corp. and  Subsidiaries for the year ended December
31, 2003, in conformity with  accounting  principles  generally  accepted in the
United States of America.

As described in Note 2 to the consolidated financial statements, the Company has reclassified  the 2003  consolidated  financial  statements  to reflect  certain discontinued operations.

Our audit was  conducted  for the  purpose  of  forming  an opinion on the basic financial  statements  taken as a whole. The Schedule III listed in the Index at
Item 15(a)(2) for the year ended  December 31, 2003 is presented for purposes of additional  analysis  and is not part of the basic  financial  statements.  This schedule has been subjected to the auditing  procedures  applied in the audit of the basic  financial  statements  and, in our opinion,  is fairly  stated in all material respects in relation to the basic financial statements as a whole.

/s/ GRANT THORNTON LLP

Melville, New York
February 13, 2004, except for the reclassification of certain discontinued
operations described in Note 2 as to which the date is March 27, 2006

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      AS OF DECEMBER 31,
                                                                -----------------------------
                                                                     2005           2004
                                                                --------------- -------------
ASSETS

Current assets:
  Cash and cash equivalents                                        $  99,628       $  84,783
  Marketable securities                                               40,419          54,456
  Notes and accounts receivable, net                                   8,954           7,343
  Inventories                                                          4,426           4,132
  Prepaid expenses and other current assets                            1,407             892
  Deferred income taxes                                                2,389             354
  Current assets of discontinued operations                               --               7
                                                                   ---------       ---------
    TOTAL CURRENT ASSETS                                             157,223         151,967
                                                                   ---------       ---------
Property, plant and equipment, net                                     5,943           2,337
Real property held for rental, net                                    39,275          30,572
Investments in joint ventures                                          7,208          19,398
Noncurrent notes receivable                                            3,790           4,462
Other assets                                                           2,321           2,051
Noncurrent assets of discontinued operations                             925           1,937
                                                                   ---------       ---------
    TOTAL ASSETS                                                   $ 216,685       $ 212,724
                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                             $     652       $   2,368
  Accounts payable and accrued liabilities                             9,045          10,134
  Income taxes payable                                                 5,142           7,014
  Current liabilities of discontinued operations                          14              43
                                                                   ---------       ---------
    TOTAL CURRENT LIABILITIES                                         14,853          19,559
                                                                   ---------       ---------
Long-term debt                                                        12,140           4,929
Other long-term liabilities                                           30,546          30,316
Deferred income taxes                                                  3,496           2,739
Noncurrent liabilities of discontinued operations                         --           1,112
                                                                   ---------       ---------
TOTAL LIABILITIES                                                     61,035          58,655
                                                                   ---------       ---------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value, authorized 17,500 shares;
  issued and outstanding 8,737 and 9,130 shares, respectively            874             913
  Retained earnings                                                  157,235         152,266
  Accumulated other comprehensive income (loss), net of tax           (2,459)            890
                                                                   ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                           155,650         154,069
                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 216,685       $ 212,724
                                                                   =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                               2005           2004          2003
                                                           -----------    ------------  -----------
  REVENUES:
    Net sales                                                $ 38,201        $ 38,335      $ 34,019
    Rental revenues from real estate operations                22,047          21,694        21,486
                                                             --------        --------      --------
               Total revenues                                  60,248          60,029        55,505
                                                             --------        --------      --------
  OPERATING EXPENSES (INCOME):
    Cost of sales                                              28,003          27,026        23,895
    Real estate operations:
      Mortgage interest expense                                   373             572           840
      Depreciation expense                                      1,976           2,600         2,750
      Other operating expenses                                  8,574           7,841         7,711
    General and administrative expenses                         6,344           5,843         6,016
    Selling expenses                                            3,744           3,985         3,589
    Net gains on the sale of real estate assets                    --              --          (153)
                                                             --------        --------      --------
               Operating income                                11,234          12,162        10,857
                                                             --------        --------      --------
  OTHER INCOME (EXPENSE):
    Interest and dividend income                                4,557           2,114         1,696
    Interest expense                                             (335)           (450)         (443)
    Other income and expense, net                               5,580          22,435         4,885
                                                             --------        --------      --------
               Total other income                               9,802          24,099         6,138
                                                             --------        --------      --------
  Income from continuing operations before income taxes        21,036          36,261        16,995

    Provision for income taxes                                  7,766          10,584         6,435
                                                             --------        --------      --------
    INCOME FROM CONTINUING OPERATIONS                          13,270          25,677        10,560
                                                             --------        --------      --------
  DISCONTINUED OPERATIONS:
    Income from discontinued operations, net of tax
      provision of $18, $211 and $579, respectively                28             317           869
    Net gain on disposal of discontinued operations,
      net of tax provision of $865, $7,575 and
      $2,357, respectively                                      1,298          11,363         3,535
                                                             --------        --------      --------
    INCOME FROM DISCONTINUED OPERATIONS                         1,326          11,680         4,404
                                                             --------        --------      --------
    NET INCOME                                               $ 14,596        $ 37,357      $ 14,964
                                                             ========        ========      ========
  BASIC EARNINGS PER SHARE:
    Income from continuing operations                        $   1.49        $   2.82      $   1.16
    Income from discontinued operations                           .15            1.28           .49
                                                             --------        --------      --------
    NET INCOME PER SHARE                                     $   1.64        $   4.10      $   1.65
                                                             ========        ========      ========
  DILUTED EARNINGS PER SHARE:
    Income from continuing operations                        $   1.23        $   2.37      $    .99
    Income from discontinued operations                           .12            1.08           .41
                                                             --------        --------      --------
    NET INCOME PER SHARE ASSUMING DILUTION                   $   1.35        $   3.45      $   1.40
                                                             ========        ========      ========
  DIVIDENDS PAID PER SHARE                                   $     --        $     --      $   1.00
                                                             ========        ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    UNITED CAPITAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                         (In thousands)

                                                                         ACCUMULATED
                                                                            OTHER
                                    COMMON STOCK ISSUED                 COMPREHENSIVE      TOTAL
                                   ---------------------    RETAINED    INCOME (LOSS),  STOCKHOLDERS' COMPREHENSIVE
                                    SHARES      AMOUNT      EARNINGS     NET OF TAX        EQUITY         INCOME
                                   ---------   ---------   ----------   -------------   ------------  -------------
BALANCE - JANUARY 1, 2003            9,039       $ 904     $ 109,644      $  1,086       $ 111,634
Dividends paid                          --          --        (9,102)           --          (9,102)
Purchase and retirement of
  common shares                       (166)        (17)       (3,172)           --          (3,189)
Proceeds from the exercise
 of stock options                      219          22         1,440            --           1,462
Tax benefit from employee
  stock options                         --          --           662            --             662
Net income                              --          --        14,964            --          14,964     $  14,964
Other comprehensive
 income, net of tax:
  Change in net unrealized gain on
   available-for-sale securities,
   net of tax effect of $3,879          --          --            --         8,405           8,405         8,405
  Reclassification
    adjustment for net
    gains realized in net
    income, net of tax
    effect of $313                      --          --            --          (619)           (619)         (619)
                                                                                                       ---------
Comprehensive income                                                                                   $  22,750
                                     -----       -----       -------      --------       ---------     =========
BALANCE - DECEMBER 31, 2003          9,092         909       114,436         8,872         124,217
                                     -----       -----       -------      --------       ---------

Proceeds from the exercise
  of stock options                      38           4           302            --             306
Tax benefit from employee
  stock options                         --          --           171            --             171
Net income                              --          --        37,357            --          37,357     $  37,357
Other comprehensive
 income, net of tax:
  Change in net unrealized gain on
    available-for-sale securities,
    net of tax effect of $2,812         --          --           --          5,223           5,223         5,223
  Reclassification adjustment for
    net gains realized in net
    income, net of tax
    effect of $7,111                    --          --            --       (13,205)        (13,205)      (13,205)
                                                                                                       ---------
Comprehensive income                                                                                   $  29,375
                                      -----       -----     ---------      --------       ---------    =========

BALANCE - DECEMBER 31, 2004          9,130         913       152,266           890         154,069
                                     -----       -----     ---------      --------       ---------

Purchase and retirement of
  common shares                       (425)        (42)       (9,909)           --          (9,951)
Proceeds from the exercise
  of stock options                      32           3           202            --             205
Tax benefit from employee
  stock options                         --          --            80            --              80
Net income                              --          --        14,596            --          14,596      $ 14,596
Other comprehensive
 income, net of tax:
  Change in net unrealized
    loss on available-for-sale
    securities, net of tax
    effect of $1,638                    --          --            --        (3,042)         (3,042)       (3,042)
  Reclassification adjustment for
    net gains realized in net
    income, net of tax
    effect of $166                      --          --            --          (307)           (307)         (307)
                                                                                                       ---------
Comprehensive income                                                                                   $  11,247
                                     -----       -----     ---------      --------       ---------     =========
BALANCE - DECEMBER 31, 2005          8,737       $ 874     $ 157,235      $ (2,459)      $ 155,650
                                     =====       =====     =========      =========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------------------
                                                                                        2005           2004              2003
                                                                                   ------------   -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 14,596        $ 37,357         $ 14,964
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                      2,659           3,620            3,875
      Net gain on sale of available-for-sale securities                                   (932)        (20,316)            (952)
      Net gain on sale of real estate assets                                                --              --             (153)
      Net gain on sale of other assets                                                      --            (363)              --
      Net gain on disposal of discontinued operations, net of tax                       (1,298)        (11,363)          (3,535)
      Gain on sale of investment in joint venture                                         (626)             --               --
      Net realized and unrealized gain on derivative instruments                          (684)           (728)          (1,851)
      Net realized and unrealized gain on trading securities                                --              --             (411)
      Purchase of trading securities                                                        --              --             (961)
      Proceeds from sale of trading securities                                              --              --            2,673
      Income from equity investments                                                    (3,511)           (512)          (1,478)
      Tax benefit from employee stock options                                               80             171              662
      Changes in assets and liabilities:
        Notes and accounts receivable, net                                              (1,847)           (813)            (874)
        Inventories                                                                       (294)             23             (478)
        Prepaid expenses and other current assets                                         (515)             69               (4)
        Deferred income taxes                                                              526             953             (860)
        Noncurrent notes receivable                                                         --              --              106
        Other assets                                                                      (282)            110              430
        Accounts payable and accrued liabilities                                          (508)            404              169
        Income taxes payable                                                            (2,737)         (7,831)            (346)
        Other long-term liabilities                                                        230            (532)            (120)
                                                                                      --------         -------         --------
          Net cash provided by operating activities of
           continuing operations                                                         4,857             249           10,856
          Operating activities of discontinued operations (revised - see Note 1)            15              60              374
                                                                                      --------         -------         --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       4,872             309           11,230
                                                                                      --------         -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                            (5,361)        (62,442)         (19,008)
   Proceeds from sale of available-for-sale securities                                  15,177          65,634            7,438
   Proceeds from sale of real estate assets                                              3,164          24,302           11,942
   Proceeds from sale of other assets                                                       --           1,363               --
   Proceeds from sale of derivative instruments                                            103           1,312            1,739
   Purchase of derivative instruments                                                       --             (13)              --
   Purchase of note receivable                                                          (3,000)         (1,000)              --
   Acquisition of property, plant and equipment                                         (1,277)           (226)            (574)
   Principal payments on note receivable                                                 3,908             104               81
   Acquisition of/additions to real estate assets                                       (5,679)         (1,097)            (359)
   Investments in joint ventures, net                                                    3,630              --             (256)
   Distributions from joint ventures                                                    12,697             933           13,304
                                                                                      --------         -------          -------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                      23,362          28,870           14,307
                                                                                      --------         -------          -------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                 (In thousands)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2005           2004           2003
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage obligations              (2,505)        (2,938)        (3,216)
  Purchase and retirement of common shares                (9,951)            --         (3,189)
  Proceeds from the exercise of stock options                205            306          1,462
  Dividends paid                                              --             --         (9,102)
                                                        --------       --------       --------
          Net cash used in financing activities
           of continuing operations                      (12,251)        (2,632)       (14,045)
          Financing activities of discontinued
           operations (revised - see Note 1)              (1,138)          (974)        (1,175)
                                                        --------       --------       --------

          NET CASH USED IN FINANCING ACTIVITIES          (13,389)        (3,606)       (15,220)
                                                        --------       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 14,845         25,573         10,317

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              84,783         59,210         48,893
                                                        --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 99,628       $ 84,783       $ 59,210
                                                        ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest                                            $    723        $ 1,001        $ 1,329
                                                        ========        =======        =======
    Taxes                                               $  9,827        $17,517        $ 7,418
                                                        ========        =======        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of note receivable in connection
   with sale of real property                           $     --        $   800        $    --
                                                        ========        =======        =======
  Mortgage obligation assumed in connection with
   with acquisition of hotel property (see
   Notes 2, 3 and 7)                                    $  8,000        $    --        $    --
                                                        ========        =======        =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
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

CASH AND CASH EQUIVALENTS

Cash  equivalents  of  $77,932  and  $56,381  at  December  31,  2005 and  2004,
respectively, consisted of commercial paper, overnight repurchase agreements and certificates  of deposit.  The Company  considers all highly liquid  investments with a  maturity,  at the  purchase  date,  of three  months  or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

MARKETABLE SECURITIES

The Company determines the appropriate  classification of securities at the time of purchase and reassesses the  appropriateness  of the  classification  at each reporting date. At December 31, 2005 and 2004, all marketable securities held by the Company have been  classified as  available-for-sale  and, as a result,  are stated at fair value, based on quoted market prices. Unrealized gains and losses on  available-for-sale  securities  are  recorded  as a  separate  component  of stockholders'  equity.  Realized gains and losses on the sale of securities,  as determined  on a first-in,  first-out  basis,  are included in the  Consolidated
Statements of Income.

The Company  reviews its  investments on a regular basis to evaluate  whether or not each security has experienced an other-than-temporary decline in fair value.
If it is believed that an other-than-temporary  decline exists, the Company will write down the  investment to market value and record the related  write-down in the Consolidated Statements of Income.

NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable, net consist of the following:

                                                                         DECEMBER 31,
                                                                 ------------------------------
                                                                     2005             2004
                                                                 -------------    -------------

Trade receivables                                                   $  5,899         $  6,389
Rental receivables                                                     1,520              601
Other receivables                                                      1,800              397
Current portion of notes receivable                                       59              280
                                                                    --------         --------
     Total                                                             9,278            7,667
Less:  Allowance for doubtful accounts                                   324              324
                                                                    --------         --------
                                                                    $  8,954         $  7,343
                                                                    ========         ========

There were no changes in the Company's  allowance for doubtful  accounts  during the years ended December 31, 2005, 2004 and 2003.

INVENTORIES

Inventories  are  stated at the lower of cost or market  and  include  material, labor and manufacturing overhead. The first-in,  first-out (FIFO) method is used to determine the cost of inventories. Inventories consist of the following:

                                                                        DECEMBER 31,
                                                                ------------------------------
                                                                      2005             2004
                                                                  -------------    -----------
Raw materials                                                       $  2,142         $  1,985
Work in process                                                          462              361
Finished goods                                                         1,822            1,786
                                                                    --------         --------
                                                                    $  4,426         $  4,132
                                                                    ========         ========

DEPRECIATION AND AMORTIZATION

Depreciation  and  amortization  are provided on a straight-line  basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
   Buildings ....................................................18 to 39 years
   Building renovations and improvements ........................10 to 39 years
   Equipment and fixtures ....................................... 5 to 15 years

Property, plant and equipment:
   Buildings and improvements ...................................18 to 39 years
   Furniture, fixtures and equipment ............................ 3 to 8 years

Intangible assets with definite lives:
   Patents, trademarks and other intellectual property .......... 5 to 20 years

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
The Company  has  assumed  that the  expected  long-term  rate of return on plan assets  to be 8% for  2005  and  2004.  Based  on  the  Company's  existing  and
forecasted  asset  allocation  and  related  long-term  investment   performance
results,  the Company  believes that its  assumption of future  returns of 8% is reasonable.  The  assumed  long-term  rate of return on assets is  applied  to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a systematic  manner.  This produces the expected  return on plan assets that is included in pension income (expense). The difference between this expected  return  and the  actual  return on plan  assets is  deferred.  The net deferral  of past asset gains  (losses)  affects  the  calculated  value of plan assets and,  ultimately,  future  pension  income  (expense).  A 100 basis point change  in the  expected  long-term  rate of return on plan  assets  would  have changed fiscal 2005 pension expense by $92.

RESEARCH AND DEVELOPMENT

The Company  expenses  research,  development and product  engineering  costs as incurred.  Approximately  $53,  $69 and $63 of such costs were  incurred  by the
Company in 2005, 2004 and 2003, respectively.

SHIPPING AND HANDLING COSTS

Shipping and  handling  costs billed to a customer are included in net sales and the related  costs are  included in cost of sales or selling  expenses.  For the years ended  December 31,  2005,  2004 and 2003,  shipping  and  handling  costs included in selling expenses were $369, $477 and $325, respectively.

DIVIDENDS

On June 10,  2003,  the Board of  Directors  of the  Company  declared a special one-time  cash  dividend  of $1.00  per  common  share  (split-adjusted)  to all stockholders of record as of June 20, 2003. This dividend,  totaling $9,102, was paid on July 10, 2003. The  declaration of dividends is within the discretion of the Board of  Directors.  While the  Company  does not  currently  expect to pay additional  dividends,  the Board of Directors could reevaluate this position in the future.

STOCK SPLIT

On June 10,  2003,  the  Company's  Board of  Directors  unanimously  adopted an amendment to the Company's  Articles of  Incorporation to increase the number of authorized  shares of the  Company's  common stock from 7,500 to 17,500  shares, subject to stockholder  approval.  The holders of a majority of the  outstanding shares of the Company voted to approve this proposal and the Company  declared a two-for-one  stock split in August 2003.  All references to the number of shares of common  stock,  per share  prices and  earnings  per share  amounts have been adjusted to reflect  the  increase  in  authorized  capital and stock split on a retroactive basis.

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                       2005             2004             2003
                                                  -------------    -------------    -------------
Net income, as reported                              $ 14,596         $ 37,357         $ 14,964
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                                  (1,513)          (2,396)          (2,586)
                                                     --------         --------         --------
Pro forma net income                                 $ 13,083         $ 34,961         $ 12,378
                                                     ========         ========         ========
Earnings per share:
  Basic - as reported                                $   1.64         $   4.10         $   1.65
                                                     ========         ========         ========
  Basic - pro forma                                  $   1.47         $   3.84         $   1.37
                                                     ========         ========         ========
  Diluted - as reported                              $   1.35         $   3.45         $   1.40
                                                     ========         ========         ========
  Diluted - pro forma                                $   1.22         $   3.26         $   1.18
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

The weighted-average  fair value and assumptions used for the 2003 option grants were $7.26 per share, a five year expected  life,  2.2% risk free interest rate,
33.7% expected  volatility and no dividend yield. No options were granted during
2005 and 2004.

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment"  ("SFAS No. 123R"),  which replaces SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R  requires all  share-based  payments to be  recognized  in the financial  statements  based on their  fair value as  calculated  on the date of grant. The Company currently uses the Black-Scholes  model to estimate the value of  stock  options  granted  and may  continue  to use  this  acceptable  option valuation model under SFAS No. 123R. Pro forma disclosures  previously permitted under  SFAS  No.  123  are no  longer  an  alternative  to  financial  statement recognition.  SFAS No. 123R also  requires  the  benefits of tax  deductions  in excess of recognized  compensation cost be reported in cash flows from financing activities  rather than as a component of operating cash flows as required under current  literature.  The Company will adopt SFAS No. 123R effective  January 1,
2006,  as required and apply the modified  prospective  method to new awards and previously  granted awards that are not fully vested on the effective  date, but will not restate prior years' financial  statements.  Unless additional  options are granted,  the Company expects to recognize  approximately $800 of additional compensation expense during 2006 as a result of such adoption.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or  call  options.  At December  31,  2005 and 2004,  the fair value of such derivatives was ($1) and ($581), respectively, which are recorded as a component of accounts payable and accrued liabilities in the Consolidated  Balance Sheets.
These instruments do not qualify for hedge accounting,  and therefore changes in the derivatives' fair value are recognized in earnings.  The Company  recognized
$684,  $728 and $1,851 in net  realized  and  unrealized  gains from  derivative instruments for the years ended December 31, 2005, 2004 and 2003,  respectively, which  are  included  in  other  income  and  expense,  net in the  Consolidated
Statements of Income.

RECLASSIFICATIONS

Certain  prior year  amounts have been  reclassified  to present them on a basis consistent with the current year. In 2005, the Company separately disclosed, for all periods,  the operating and financing portions of cash flows attributable to discontinued  operations,  which in prior  periods  were  reported on a combined basis as a single amount.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections," which requires, unless impracticable, retrospective application of all voluntary changes in accounting principles to all periods presented,  rather than using a  cumulative  catch-up  adjustment  as  currently  required for most accounting  changes.  The statement will be effective for all accounting changes and error corrections occurring after January 1, 2006.

2.   REAL ESTATE

The Company is the lessor of real estate under operating  leases which expire in various years through 2078. The following is a summary of real property held for rental:

                                                         DECEMBER 31,
                                                ------------------------------
                                                     2005            2004
                                                -------------   --------------

Land                                               $ 14,009        $ 12,187
Buildings                                            83,836          77,646
Building renovations and improvements                 5,962           4,648
Equipment and fixtures                                3,253           1,900
                                                   --------        --------
                                                    107,060          96,381
Less:  Accumulated depreciation                      67,785          65,809
                                                   --------        --------
                                                   $ 39,275        $ 30,572
                                                   ========        ========

As of December 31,  2005,  total  minimum  future  rentals to be received  under noncancelable  leases  for each of the next  five  years and  thereafter  are as follows:

                                             YEARS ENDING DECEMBER 31,
                           ------------------------------------------------------------
                                                                       THERE-
                             2006     2007     2008     2009   2010    AFTER     TOTAL
                           -------  -------  -------  ------  ------  -------  --------
Minimum future rentals     $14,337  $11,170  $10,205  $9,526  $7,760  $57,661  $110,659
                           =======  =======  =======  ======  ======  =======  ========

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional  rentals that may be received  under certain  leases which provide for such rentals based upon a percentage  of lessees'  sales.  Percentage  rents included in net income from real  properties  held for rental for 2005, 2004 and
2003 were approximately $512, $777 and $758, respectively.

PROPERTY ACQUISITIONS

During  November 2005,  the Company  purchased a hotel located in Windsor Locks,
Connecticut  (the  "Connecticut  Hotel") for  approximately  $10,190,  including
$3,000 which was allocated to furniture,  fixtures and equipment and is included in property, plant and equipment in the Consolidated Balance Sheet. The purchase was partially  financed by an $8,000  mortgage  which bears interest at 6.7% per annum,  is  payable  monthly  based on a 25 year  amortization  and  matures  in
December  2015.  The total cost of the  acquisition,  less the  proceeds  of the mortgage, is reflected in acquisition  of/additions to real estate assets in the
Consolidated Statements of Cash Flows.

PROPERTY SALES

During 2005, the Company divested itself of four commercial properties which had a net book  value of  $1,001  from its real  estate  investment  and  management segment.  The aggregate proceeds from these transactions were $3,164,  resulting in a gain of $1,298, on a net of tax basis.

During 2004, the Company  divested itself of seven  commercial  properties which had a net book value of $5,265 from its real estate  investment  and  management segment. The cash proceeds from these transactions were $9,327. In addition, the
Company  received an $800 purchase money mortgage in connection with the sale of one of these  properties.  This  resulted  in a gain of $2,917,  on a net of tax basis.  In addition,  the Company sold three of its shopping  centers and retail outlets which had a net book value of $899.  The  aggregate  proceeds from these transactions were $14,975, resulting in a gain of $8,446, on a net of tax basis.
Two of the properties,  one commercial and one shopping center and retail outlet were contributed to charitable  organizations in the first quarter of 2004 for a nominal  amount.  The net book value of these  properties  and their fair market value, determined by appraisals, were $341 and $4,590, respectively.

During  2003,  the Company sold  fourteen  commercial  properties  from its real estate  investment  and  management  segment which had a total net book value of
$4,250.  The  properties  were  sold for an  aggregate  sales  price of  $5,514, resulting in net gains of $758, on a net of tax basis. The Company also sold two shopping  centers  and  retail  outlets  from its  real  estate  investment  and management segment which had a total net book value of $141. The properties were sold for an aggregate sales price of $3,234,  resulting in gains of $1,856, on a net of tax basis. One shopping center from the Company's real estate  investment and management  segment was donated during the first quarter of 2003 which had a total net book value of $60. The Company  received no proceeds from the donation and recorded a loss of $36, on a net of tax basis.

Included in net gain on disposal of  discontinued  operations for the year ended
December  31,  2003 is a loss of $867,  on a net of tax  basis,  related  to the write-down  of a commercial  property sold in January 2004 where the sales price was below its carrying value.

Also  included in the 2003  results is $1,824 in gains on sales of real  estate, net of tax,  relating  to a property  sold in 2002 and  accounted  for under the installment method in accordance with accounting  principles  generally accepted in the United  States of America.  Proceeds from this sale received in 2003 were
$3,041.

The results of operations  for the properties  sold in 2005,  2004 and 2003 have been  reclassified  to  discontinued  operations,  on a net  of  tax  basis.  In addition,  the assets and liabilities associated with these properties have been reclassified to  discontinued  operations in the  Consolidated  Balance Sheet at
December 31, 2004.  These amounts  primarily  consist of real  property,  net of accumulated  depreciation,  rents  receivable,  prepaid or accrued  charges  and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                      2005             2004             2003
                                                --------------   -------------    -------------

Rental revenues from real estate operations         $    223         $  1,235         $  2,814
Mortgage interest expense                                (55)            (109)            (197)
Depreciation expense                                     (12)             (74)            (325)
Other operating expenses                                 (33)            (558)            (957)
                                                    --------         --------         --------
Operating income                                    $    123         $    494         $  1,335
                                                    ========         ========         ========

PROPERTIES HELD FOR SALE

As of December 31, 2005, the Company considered one commercial property from its real estate and investment  management  segment to be held for sale and reported as discontinued operations. The results of operations of this property have been reclassified  to  discontinued  operations,  on a  net  of  tax  basis,  in  the
Consolidated  Statements of Income for the years ended  December 31, 2005,  2004 and 2003. In addition, the assets and liabilities associated with this property, which primarily consist of real property, net of accumulated  depreciation,  and accrued  charges  have  been  reclassified  to  discontinued  operations  in the
Consolidated Balance Sheets at December 31, 2005 and 2004.

Summarized  financial  information  for the property held for sale and accounted for as discontinued operations at December 31, 2005 is as follows:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                        2005           2004             2003
                                                  -------------   -------------    ------------
Rental revenues from real estate operations          $     --        $     89         $    153
Depreciation expense                                       --             (30)             (40)
Other operating expenses                                  (77)            (25)              --
                                                     --------        ---------        ---------
Operating (loss) income                              $    (77)       $     34         $    113
                                                     ========        =========        =========

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                       DECEMBER 31,
                                               ------------------------------
                                                   2005             2004
                                               -------------    -------------
Land                                              $     28         $     28
Buildings and improvements                           1,428            1,428
Furniture, fixtures and equipment                   16,894           12,707
                                                  --------         --------
                                                    18,350           14,163
Less: Accumulated depreciation                      12,407           11,826
                                                  --------         --------
                                                  $  5,943         $  2,337
                                                  ========         ========

The December  31, 2005 balance of  furniture,  fixtures and  equipment  includes
$3,000 related to the acquisition of the Connecticut Hotel (see Note 2).

4.   MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                                    GROSS         GROSS          FAIR
                                                  UNREALIZED    UNREALIZED      MARKET
                                      COST          GAINS         LOSSES         VALUE
                                  -------------  -----------   ------------   ----------
DECEMBER 31, 2005:
Available-for-sale:
  Equity securities                  $ 44,074       $  2,931      $ (6,712)    $ 40,293
  Bonds                                   129             --            (3)         126
                                     --------       --------       -------     --------
                                     $ 44,203       $  2,931      $ (6,715)    $ 40,419
                                     ========       ========      ========     ========
DECEMBER 31, 2004:
Available-for-sale:
  Equity securities                  $ 48,081       $  4,371      $ (3,001)    $ 49,451
  Bonds                                 5,005             --            --        5,005
                                     --------       --------      --------     --------
                                     $ 53,086       $  4,371      $ (3,001)    $ 54,456
                                     ========       ========      ========     ========

The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual  securities have been in a continuous unrealized loss position, at December 31, 2005:

                        LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                     ------------------------   ------------------------   ------------------------
                       FAIR      UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
                       VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
                     ----------  -----------   ----------   -----------   ----------   -----------
Available-for-sale:
  Equity securities   $ 5,097      $ (338)      $ 22,620     $ (6,374)     $ 27,717     $ (6,712)
  Bonds                   121          (3)            --           --           121           (3)
                      -------      ------       --------     --------      --------     --------
                      $ 5,218      $ (341)      $ 22,620     $ (6,374)     $ 27,838     $ (6,715)
                      =======      ======       ========     ========      ========     ========

At December 31, 2004,  the Company did not have any  investments  in  individual securities that had been in a continuous  unrealized loss position for more than
12 months. The Company continuously reviews its investment portfolio to identify and evaluate  investments  that have  indications  of possible  impairment.  The
Company does not believe that its  investments  in  marketable  securities  with unrealized  losses at December 31, 2005 are  other-then-temporary  due to market volatility  of  the  security's  fair  value,  analysts'  expectations  and  the
Company's  ability to hold the  securities  for a period of time  sufficient  to allow for any anticipated recoveries in market value.

Proceeds  from the sale of  available-for-sale  and trading  securities  and the resulting gross realized gains and losses included in the  determination  of net income are as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             2005             2004             2003
                                         --------------   -------------    -------------
Available-for-sale securities:
  Proceeds                                  $ 15,177         $ 65,634         $  7,438
  Gross realized gains                         1,193           20,469              952
  Gross realized losses                         (261)            (153)              --
Trading securities:
  Proceeds                                  $     --         $     --         $  2,673
  Gross realized gains                            --               --              456
  Gross realized losses                           --               --              (45)

5.   INVESTMENTS IN JOINT VENTURES

Investments in joint ventures consist of the following:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                          2005           2004
                                                    -------------    -----------
Investments in hotel ventures                          $     --       $ 11,771
Lease financing                                           7,208          7,627
                                                       --------       --------
                                                       $  7,208       $ 19,398
                                                       ========       ========

INVESTMENTS IN HOTEL VENTURES

The Company has a 40%  interest in a joint  venture  which owned and  operated a hotel located in New Jersey (the "Hotel Venture") prior to its sale in September
2005.  The  sale of the  hotel  generated  gross  proceeds  of  $55,000,  before
adjustments  and  satisfaction  of  the  underlying   mortgage.   The  guarantee
previously  provided by the Company was terminated with the  satisfaction of the mortgage.  Distributions  in excess of the  Company's  investment  of $3,327 are included in other  income and  expenses,  net in the  Consolidated  Statement of
Income for the year ended December 31, 2005.

In December  2005,  the Company sold its 40% interest in a joint  venture  which owns and operates a hotel located in Quebec,  Canada (the "Quebec  Venture").  A gain on the sale of the Company's investment of $626 is included in other income and  expenses,  net in the  Consolidated  Statement of Income for the year ended
December 31, 2005.  Prior to the sale,  the accounts of the Quebec  Venture were recorded in Canadian  dollars and translated  into U.S.  dollars,  the reporting currency  of the Quebec  Venture.  Currency  adjustments  relating to results of operations were generally  included in the equity in earnings  (losses) reported by the Company while the translation of balance sheet accounts did not generally affect the Company's investment in joint ventures.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence,  but not control.  As a result,  the investments in the Hotel Venture and Quebec Venture were initially recorded at cost and subsequently adjusted for equity in  earnings  (losses)  and cash  contributions  and  distributions.  The
Company's equity in operating  earnings (losses) of these hotel ventures through the date of the respective  sale,  was ($173),  $84 and $987 for the years ended
December 31, 2005, 2004 and 2003, respectively.

Summarized  financial  information  of the Hotel  Venture  and  Quebec  Venture, through the date of their respective sale in 2005, are as follows:

                                                                    DECEMBER 31,
BALANCE SHEETS:                                                         2004
                                                                    ------------
  Current assets                                                      $  4,073
                                                                      ========
  Property, plant and equipment, net                                  $ 60,778
                                                                      ========
  Other noncurrent assets                                             $    179
                                                                      ========
  Current liabilities                                                 $  2,807
                                                                      ========
  Long-term liabilities                                               $ 29,766
                                                                      ========
  Equity                                                              $ 32,457
                                                                      ========

                                         FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------
OPERATING RESULTS:                    2005             2004             2003
                                  ------------     ------------     ------------
  Revenues                          $ 21,411         $ 25,903         $ 22,730
                                    ========         ========         ========
  Operating profit                  $  4,026         $  5,966         $  5,821
                                    ========         ========         ========
  Net (loss) income                 $   (434)        $    210         $  2,362
                                    ========         ========         ========

LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"), which are accounted for as leveraged leases (see Note 11).

The following  represents  the components of the net investment in the leveraged leases:

                                                          DECEMBER 31,
                                                     ---------------------
                                                       2005        2004
                                                     ---------  ----------
Rents receivable                                     $ 65,467    $ 69,496
Residual values                                        10,000      10,000
Nonrecourse debt service                              (51,850)    (55,102)
Unearned income                                       (16,409)    (16,767)
                                                     --------    --------
                                                        7,208       7,627
Less: Deferred taxes arising from leveraged leases      6,335       6,532
                                                     --------    --------
                                                     $    873    $  1,095
                                                     ========    ========

The Company's  share of income arising from this  investment was $357,  $428 and
$491 for the years ended December 31, 2005, 2004 and 2003, respectively,  and is included in rental  revenues  from real estate  operations  in the  Consolidated
Statements of Income.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                         -------------------
                                                           2005       2004
                                                         --------  ---------
Accounts payable                                         $  4,306   $  4,587
Accrued wages and benefits                                  1,803      2,132
Other accrued expenses                                      2,936      3,415
                                                         --------   --------
                                                         $  9,045   $ 10,134
                                                         ========   ========

7.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                      ------------------------
                                                          2005          2004
                                                      -----------   ----------
Mortgages on real property                             $ 12,792       $  7,297
Less:  Current maturities                                   652          2,368
                                                       --------       --------
                                                       $ 12,140       $  4,929
                                                       ========       ========

First  mortgages  bearing  interest at rates ranging from 4% to 8% per annum are collateralized  by the related  real  property  held for rental  which had a net carrying  value at December 31, 2005 of $12,320,  exclusive of hotel  furniture, fixtures and  equipment  (see Note 3). Such  amounts are  scheduled to mature at various dates from March 2006 through December 2015.

The approximate  aggregate  maturities of these obligations at December 31, 2005 are as follows:

                                      YEARS ENDING DECEMBER 31,
                     ----------------------------------------------------------
                                                                THERE-
                      2006     2007    2008    2009    2010     AFTER    TOTAL
                     -----     ----    ----   ------   ----    ------   -------
Long-term debt        $652     $471    $518   $2,170   $455    $8,526   $12,792
                      ====     ====    ====   ======   ====    ======   =======

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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
     December   31,  2005  and  2004  was   approximately   $4,429  and  $5,415,
     respectively,  while the carrying  value was $3,849 and $4,742 for the same periods.

     At  December  31,  2005 and 2004,  all  marketable  securities  held by the
     Company have been classified as  available-for-sale  and, as a result,  are carried at fair value based on quoted market prices or dealer quotes.  If a quoted market price is not available,  fair value is estimated using quoted market prices for similar securities.

     The fair value of long-term  debt was  calculated  based on interest  rates available  for debt  with  terms  and due dates  similar  to the  Company's existing debt  arrangements.  The fair value of long-term  debt at December
     31, 2005 and 2004 was approximately $11,662 and $7,189, respectively, while the carrying value was $12,792 and $7,297 for the same periods.

     The derivative  instruments  held by the Company,  representing  put and/or call  options,  are carried at fair value based on quoted  market prices or dealer  quotes.  At  December  31,  2005 and 2004,  the fair value of these derivatives was ($1) and ($581), respectively.

9.   STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and have also reduced  retained  earnings by amounts in excess of par value. Any future purchases in excess of par value will also reduce retained earnings.

During the year ended December 31, 2005,  the Company  purchased and retired 425 shares of the  Company's  common  stock for  $9,951.  During  2003,  the Company purchased and retired 166 shares of the Company's  common stock for $3,189.  The
Company did not purchase any shares of its common stock during 2004. Repurchases of the  Company's  common stock may be made from time to time in the open market
at  prevailing   market   prices  and  may  be  made  in  privately   negotiated
transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January  2006  repurchase  of 544 shares of common stock for an aggregate price of $13,323 or $24.50 per share.

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

At December 31, 2005, there were 2,243 and 3,155 options  outstanding  under the
Joint Plan and Incentive Plan,  respectively.  At December 31, 2004,  there were
2,253 and 3,177 options  outstanding  under the Joint Plan and  Incentive  Plan, respectively.

The Company's  stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended are summarized below:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                    -----------   --------------
Outstanding at January 1, 2003                          4,937         $   9.70

    Granted                                               758         $  21.80
    Exercised                                            (219)        $   6.66
    Cancelled/Forfeited                                    (6)        $  12.20
                                                     --------
Outstanding at December 31, 2003                        5,470         $  11.49

    Exercised                                             (38)        $   8.06
    Cancelled/Forfeited                                    (2)        $  21.80
                                                     --------
Outstanding at December 31, 2004                        5,430         $  11.51

    Exercised                                             (32)        $   6.42
                                                     --------
Outstanding at December 31, 2005                        5,398         $  11.54
                                                     ========

The  following  table  summarizes  information  about  options  outstanding  and exercisable at December 31, 2005:

                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------   --------------------------
                                         WEIGHTED-
                                          AVERAGE      WEIGHTED-                    WEIGHTED-
                                         REMAINING      AVERAGE                      AVERAGE
      RANGE OF             NUMBER       CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
   EXERCISE PRICE        OUTSTANDING       LIFE          PRICE       EXERCISABLE      PRICE
---------------------   -------------  ------------   -----------   ------------   -----------
    $6.53 - $9.38          2,025         3.3 Years      $  7.27        2,025         $  7.27
   $11.44 - $11.93         1,690         4.1 Years      $ 11.70        1,690         $ 11.70
   $12.20 - $21.80         1,683         6.8 Years      $ 16.52        1,431         $ 15.59
                           -----                                       -----
    $6.53 - $21.80         5,398         4.6 Years      $ 11.54        5,146         $ 11.04
                           =====                                       =====

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        2005          2004          2003
                                                    -----------   -----------   ------------
Numerator:
  Income from continuing operations                 $ 13,270        $ 25,677      $ 10,560
                                                    ========        ========      ========
Denominator:
  Basic - weighted-average shares outstanding          8,908           9,114         9,061
  Dilutive effect of employee stock options            1,870           1,704         1,616
                                                    --------        --------      --------
  Diluted - weighted-average shares outstanding       10,778          10,818        10,677
                                                    ========        ========      ========
Basic earnings per share - continuing
  operations                                        $   1.49        $   2.82      $   1.16
                                                    ========        ========      ========
Diluted earnings per share - continuing
  operations                                        $   1.23        $   2.37      $    .99
                                                    ========        ========      ========

Employee  stock options to purchase 756 and 758 shares of the  Company's  common stock at December  31,  2004 and 2003,  respectively,  were not  included in the computation  of diluted  earnings per share because their effect would have been anti-dilutive.

11.  TRANSACTIONS WITH RELATED PARTIES

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors  of the  Company  and  the  wife  of one of the  Directors  have an 8%
interest in this entity (see Note 5).

Two of the Company's hotel properties,  as well as the hotels owned by the Hotel
Venture and the Quebec Venture,  were managed by BREP IV Hotel L.L.C.  ("BREP"), the successor to Prime Hospitality Corp. ("Prime"). The Company's Board Chairman
and another Director were directors  and/or an executive  officer of Prime prior to its sale to BREP in October 2004. Fees paid to BREP for the management of the
Company's two hotel  properties were based upon a percentage of revenue and were approximately $91 and $97 for 2004 and 2003, respectively.

12.  INCOME TAXES

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

The components of the net deferred tax liability are as follows:

                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                       2005           2004
                                                                   -----------    ----------
Realization allowances related to accounts receivable and
  inventories                                                       $    384       $    292
Net unrealized loss (gain) on available-for-sale securities            1,374           (583)
Basis differences relating to real property                            3,675          4,048
Accrued expenses, deductible when paid                                 4,402          4,413
Deferred profit                                                       (2,229)        (2,096)
Charitable contribution carryforward                                      --            745
Basis differences relating to business acquisitions                   (1,863)        (1,863)
Leveraged lease                                                       (6,335)        (6,532)
Property, plant and equipment                                           (495)          (415)
Pensions                                                                 132             63
Other, net                                                              (152)          (457)
                                                                    --------       --------
Net deferred tax liability                                            (1,107)        (2,385)
Less:  Current portion - asset                                         2,389            354
                                                                    --------       --------
Noncurrent portion                                                  $ (3,496)      $ (2,739)
                                                                    ========       ========

The income tax provision (benefit)  reflected in the Consolidated  Statements of
Income is as follows:

                                   FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------------
                                   2005         2004           2003
                              ------------   -----------    ----------
Current:
  Federal                       $ 6,056        $10,186        $ 5,591
  State                           1,109           (319)           761
Deferred                            601            717             83
                                -------        -------        -------
                                $ 7,766        $10,584        $ 6,435
                                =======        =======        =======

A reconciliation of the tax provision computed at statutory rates to the amounts shown in the Consolidated Statements of Income are as follows:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                       2005          2004           2003
                                                  ------------   -----------    ------------
Computed federal income tax provision at
  statutory rates                                    $  7,363      $ 12,691        $  5,948
State (benefit) tax, net of federal tax effect            721          (207)            495
Charitable contributions                                   --        (1,745)             --
Other, net                                               (318)         (155)             (8)
                                                     --------      --------        --------
                                                     $  7,766      $ 10,584        $  6,435
                                                     ========      ========        ========

13.  OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                2005         2004          2003
                                                            -----------   ------------   ----------
Equity in income of hotel ventures                            $ 3,154       $     84       $   987
Net gain on the sale of available-for-sale securities             932         20,316           952
Net realized and unrealized gain on derivative instruments        684            728         1,851
Gain on sale of investment in Quebec Venture                      626             --            --
Deposit forfeiture                                                 --             --           694
Net realized and unrealized gain on trading securities             --             --           411
Casualty insurance settlement                                      --            831            --
Other, net                                                        184            476           (10)
                                                              -------       --------       -------
                                                              $ 5,580       $ 22,435       $ 4,885
                                                              =======       ========       =======

In October 2004, the  stockholders  of Prime approved a merger with BREP whereby they acquired all of the outstanding  shares of Prime in exchange for $12.25 per common share. Accordingly, the Company's shares in Prime were sold, resulting in proceeds of approximately $43,400 and a gain of approximately $19,000.

14.  PENSION PLAN

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

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         2005             2004
                                                     -------------    -----------
Change in benefit obligation:

  Benefit obligation, beginning of year               $  8,661         $  8,533
    Service cost                                           273              283
    Interest cost                                          661              650
    Actuarial loss (gain)                                 (248)               3
    Benefits paid                                         (788)            (808)
                                                      --------         --------
  Benefit obligation, end of year                        8,559            8,661
                                                      --------         --------

Change in plan assets:

  Fair value of plan assets, beginning of year           9,626            9,823
    Actual return on plan assets                           352              611
    Benefits paid                                         (788)            (808)
                                                      --------         --------
  Fair value of plan assets, end of year                 9,190            9,626
                                                      --------         --------

Funded status                                              631              965
                                                      --------         --------

    Unrecognized net actuarial gain                       (988)            (740)
    Unrecognized net gain                                  (19)            (405)
                                                      --------         --------

Accrued benefit obligation                            $   (376)        $   (180)
                                                      ========         ========

The accrued benefit  obligation is included in other  noncurrent  liabilities in the  Consolidated  Balance  Sheets.  As of  December  31,  2005  and  2004,  the
accumulated benefit obligation was $8,327 and $8,441, respectively.

Net periodic pension expense consists of the following:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2005         2004          2003
                                         -----------   -----------  -----------

Service cost                              $   (273)     $   (283)     $   (266)
Interest cost                                 (661)         (650)         (647)
Actual return on plan assets                   352           611         1,836
Net amortization and deferral                  386           142        (1,226)
                                          --------      --------      --------
Net periodic pension expense              $   (196)     $   (180)     $   (303)
                                          ========      ========      ========

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

The allocations of plan assets by category are as follows:

                                                          DECEMBER 31,
                                                     ---------------------
                                                         2005       2004
                                                     ----------  ---------
Equity securities                                        78.4%      58.5%
Debt securities                                          11.7       20.3
U.S. government securities                                2.8       11.4
Cash and other investments                                7.1        9.8
                                                        -----      -----
                                                        100.0%     100.0%
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

                                                       YEARS ENDING DECEMBER 31,
                                -----------------------------------------------------------------
                                 2006        2007       2008       2009       2010      2011-2015
                                --------    -------    -------    -------    --------   ---------
Expected benefit payments        $693        $695       $825       $824       $829       $4,385
                                 ====        ====       ====       ====       ====       ======

The Company has not contributed to the plan in more than the last three years as the plan has been  overfunded.  The Company does not anticipate  contributing to the plan in 2006.

15.   BUSINESS SEGMENTS

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

Operating results of the Company's business segments are as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       2005         2004          2003
                                                     --------     --------     --------
NET REVENUES AND SALES:
  Real estate investment and management              $ 22,047     $ 21,694     $ 21,486
  Engineered products                                  38,201       38,335       34,019
                                                     --------     --------     --------
                                                     $ 60,248     $ 60,029     $ 55,505
                                                     ========     ========     ========
OPERATING INCOME:
  Real estate investment and management              $ 11,124     $ 10,681     $ 10,185
  Net gains on the sale of real estate assets              --           --          153
  Engineered products                                   3,175        4,187        3,342
  General corporate expenses                           (3,065)      (2,706)      (2,823)
                                                     --------     --------     --------
                                                       11,234       12,162       10,857
OTHER INCOME, NET                                       9,802       24,099        6,138
                                                     --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                              $ 21,036     $ 36,261     $ 16,995
                                                     ========     ========     ========

DEPRECIATION AND AMORTIZATION EXPENSE:
  Real estate investment and management              $  1,976     $  2,600     $  2,750
  Engineered products                                     336          405          592
  General corporate expenses                              347          615          533
                                                     --------     --------     --------
                                                     $  2,659     $  3,620     $  3,875
                                                     ========     ========     ========

MORTGAGE INTEREST EXPENSE:
  Real estate investment and management              $    373    $     572     $    840
                                                     ========    =========     ========

Sales by the  Company's  engineered  products  segment  to  automobile  original
equipment   manufacturers   and  their  first  tier   suppliers   accounted  for
approximately  32.8%,  32.6%  and  33.3%  of 2005,  2004  and 2003  consolidated revenues,  respectively.  For the years ended  December 31, 2005,  2004 and 2003 sales  by the  engineered  products  segment  to  General  Motors,  its  largest customer,  accounted  for  17.0%,  18.7%  and  20.9%  of  the  segment's  sales, respectively.  No other  customer  exceeded 10% of the segments sales during the last three years.

Approximately  18.0%,  16.6%  and  14.1% of 2005,  2004  and  2003  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company's business segments is as follows:

                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                        2005        2004
                                                                     ---------  ----------
IDENTIFIABLE ASSETS:
  Real estate investment and management and corporate assets         $ 204,988   $ 200,524
  Engineered products                                                   11,697      12,200
                                                                     ---------   ---------
                                                                     $ 216,685   $ 212,724
                                                                     =========   =========

ADDITIONS TO LONG-LIVED ASSETS:
  Real estate investment and management and corporate assets         $  14,773   $   1,133
  Engineered products                                                      183         190
                                                                     ---------   ---------
                                                                     $  14,956   $   1,323
                                                                     =========   =========

16.  LEASE OBLIGATIONS

At December 31, 2005,  the Company was  obligated  under  various  noncancelable operating  leases  which  expire on various  dates  through  2040.  These leases include certain facilities and equipment of the engineered  products segment, as well as land  leases  of the real  estate  investment  and  management  segment.
Certain leases contain renewal  options and/or  increased  rental  amounts.  The future minimum rental commitments under operating leases are as follows:

                                          YEARS ENDING DECEMBER 31,
                             ------------------------------------------------
                                                                THERE-
                              2006   2007  2008   2009   2010   AFTER   TOTAL
                              ----   ----  ----   ----   ----  ------  ------
Minimum rental commitments    $655   $524  $467   $422   $135  $1,749  $3,952
                              ====   ====  ====   ====   ====  ======  ======

Rental expense under operating leases was $628, $482 and $487 for 2005, 2004 and
2003, respectively.

17.  COMMITMENTS AND CONTINGENCIES

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company has approximately  $9,900 and
$10,200 recorded in accounts payable and accrued liabilities and other long-term liabilities  as of  December  31,  2005 and 2004,  respectively,  to cover  such matters.

The Company has an employment  agreement with its Chairman,  President and Chief
Executive  Officer (the "Officer")  which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation  Committee of the Board of Directors.  In the event of termination or a change in control,  as defined in the employment agreement,  the Company is required to pay the Officer a  lump  sum  severance  payment  equal  to  three  years  salary  and  purchase outstanding  options.  The employment agreement provides for successive one year terms unless either the Company or the Officer  gives the other  written  notice that the employment agreement is terminated.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment  date.  At  December  31,  2005 and 2004,  the  Company had approximately  $20,000 recorded in other long-term  liabilities relating to such matters.  None of these  matters are  expected  to result in a material  adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

                                                                                                                   SCHEDULE III
                                                  UNITED CAPITAL CORP. AND SUBSIDIARIES
                                              REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 2005
                                                             (In thousands)

                                                                                                   GROSS AMOUNT AT WHICH
                                                       INITIAL COST TO COMPANY    COSTS          CARRIED AT CLOSE AT PERIOD
                                                     ------------------------ CAPITALIZED   ---------------------------------
                                           MORTGAGE              BUILDINGS,  SUBSEQUENT TO            BUILDINGS,
                                            LOANS              IMPROVEMENTS  ACQUISITION/            IMPROVEMENTS    TOTAL
             DESCRIPTION                   PAYABLE    LAND     & EQUIPMENT   IMPROVEMENTS    LAND     & EQUIPMENT   (a),(c)
---------------------------------------  ----------  --------  ------------- ------------  --------  ------------  --------
REAL PROPERTY HELD FOR RENTAL:
   Shopping centers and retail outlets:
     Culver, CA                           $    --      $  842     $ 7,576      $    --     $    842    $  7,576    $  8,418
     Northbrook, IL                           210         898       8,075           --          898       8,075       8,973
     Miscellaneous investments              2,248       4,517      29,504        3,327        4,517      32,831      37,348
                                          -------     -------      ------      -------     --------    --------    --------
                                            2,458       6,257      45,155        3,327        6,257      48,482    $ 54,739
                                          -------     -------      ------      -------     --------    --------    --------
  Commercial properties:
     Great Neck, NY                         1,918         183       3,486        1,930          183       5,416       5,599
     Miscellaneous investments                378       1,759      20,248        2,873        1,855      23,025      24,880
                                          -------     -------      ------      -------     --------    --------    --------
                                            2,296       1,942      23,734        4,803        2,038      28,441      30,479
                                          -------     -------      ------      -------     --------    --------    --------
  Day-care centers:
     Miscellaneous investments                 38         384        3,453       1,863          384       5,316       5,700
                                          -------     -------       ------     -------     --------    --------    --------

  Hotel properties:
     Windsor Locks, CT                      8,000       1,000        6,190          --        1,000       6,190       7,190
     Miscellaneous investments                 --       1,712        2,868          48        1,712       2,916       4,628
                                          -------     -------       ------     -------     --------    --------   ----------
                                            8,000       2,712        9,058          48        2,712       9,106      11,818
                                          -------     -------       ------     -------     --------    --------   ---------
  Other:
     Miscellaneous investments                --        2,618        1,578         128        2,618       1,706       4,324
                                          -------     -------       ------     -------     --------    --------   ---------
  Total real property held for rental      12,792      13,913       82,978      10,169       14,009      93,051     107,060
                                          -------     -------       ------     -------     --------    --------   ---------

REAL PROPERTY HELD FOR SALE:
  Commercial properties:
     Miscellaneous investments                --          140        1,281          --          140       1,281       1,421
                                         --------    --------     --------    --------     --------    --------   ---------
  Total real property held for sale           --          140        1,281          --          140       1,281       1,421
                                         --------    --------     --------    --------     --------    --------   ---------
TOTAL                                    $ 12,792    $ 14,053     $ 84,259    $ 10,169     $ 14,149    $ 94,332   $ 108,481
                                         ========    ========     ========    ========     ========    ========   =========

                                                                                             LIFE ON WHICH
                                                                                              DEPRECIATION
                                                                                               IN LATEST
                                                                                              STATEMENT OF
                                            ACCUMULATED        DATE OF          DATE           INCOME IS
             DESCRIPTION                   DEPRECIATION (b)  CONSTRUCTION      ACQUIRED        COMPUTED
---------------------------------------    ----------------  -------------   -----------     --------------
REAL PROPERTY HELD FOR RENTAL:
   Shopping centers and retail outlets:
     Culver, CA                                 $ 7,563             N/A          1986            18 Years
     Northbrook, IL                               7,963             N/A          1987            18 Years
     Miscellaneous investments                   25,395             N/A          1986-98       5-39 Years
                                                -------
                                                 40,921
                                                -------
  Commercial properties:
     Great Neck, NY                               1,521             N/A          1988           5-39 Years
     Miscellaneous investments                   17,337             N/A          1986-94        5-39 Years
                                                -------
                                                 18,858
                                                -------
  Day-care centers:
     Miscellaneous investments                    3,870             N/A          1986-91        5-39 Years
                                                -------

  Hotel properties:
     Windsor Locks, CT                                6             N/A          2005             39 Years
     Miscellaneous investments                    2,916             N/A          1986-99           7 Years
                                                -------
                                                  2,922
                                                -------
  Other:
     Miscellaneous investments                    1,214             N/A          1986-97        7-39 Years
                                                -------
  Total real property held for rental            67,785
                                                -------

REAL PROPERTY HELD FOR SALE:
  Commercial properties:
     Miscellaneous investments                      496             N/A          1992          31.5 Years
                                               --------
  Total real property held for sale                 496
                                               --------
TOTAL                                          $ 68,281
                                               ========

(a)  Reconciliations  of the carrying value of total real property for the three years ended December 31, 2005 are as follows:

                                                                                                  2005          2004          2003
                                                                                                --------      --------      --------
     Total real property at beginning of period                                                 $ 99,439      $113,097      $122,081
     Additions during the period:
         Acquisitions and improvements                                                            10,679         1,097           337
                                                                                                --------      --------      --------
                                                                                                 110,118       114,194       122,418
     Deductions during the period:
         Cost of real estate sold                                                                  1,637        14,726         7,852
         Write-down of property held for sale (see Note 2)                                            --            --         1,446
         Other                                                                                        --            29            23
                                                                                                --------      --------      --------
                                                                                                $108,481      $ 99,439      $113,097
                                                                                                ========      ========      ========

(b)  Reconciliations  of  accumulated  depreciation  for the three  years  ended
     December 31, 2005 are as follows:

                                                                                                  2005          2004          2003
                                                                                                --------      --------      --------
     Accumulated depreciation at beginning of period                                            $ 66,930      $ 72,817      $ 73,128
     Additions during the period:
         Provision for depreciation                                                                1,987         2,704         3,090
                                                                                                --------      --------      --------
                                                                                                  68,917        75,521        76,218
     Deductions during the period:
         Accumulated depreciation of real estate sold                                                636         8,562         3,401
         Other                                                                                        --            29            --
                                                                                                --------      --------      --------
                                                                                                $ 68,281      $ 66,930      $ 72,817
                                                                                                ========      ========      ========

(c)  The  aggregate  cost for  federal  income  tax  purposes  is  approximately
     $144,463.  The accompanying Notes to Consolidated  Financial Statements are an integral part of these schedules.

The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                       51A

                                                                                                         SCHEDULE IV

                                        UNITED CAPITAL CORP. AND SUBSIDIARIES
                                            MORTGAGE LOANS ON REAL ESTATE
                                                  DECEMBER 31, 2005
                                                   (In thousands)

                                                                           FINAL
                                                                          MATURITY                               PRIOR
       DESCRIPTION                                 INTEREST RATE            DATE       PERIODIC PAYMENT TERMS    LIENS
--------------------------                      --------------------    -------------  -----------------------  --------

Mortgage loans secured by commercial property:

                                                                                         Interest only due
   Ridgefield  Park,  New Jersey                      15.0%              June 2008     monthly, with balance    $     --
                                                                                          due at maturity

                                                                                       Interest only through
                                                                                           December 2006,
   Long  Island City, New York                   Prime plus 4.5%,                          principal and
                                                not less than 10.25%     June 2010     interest due monthly,       2,800
                                                                                             thereafter

   Houston, Texas                           Varies from 7.0% - 16.0%     May 2014         Principal and               --
                                                                                        interest due monthly

   Other                                               9.0%               December         Principal and              --
                                                                            2008        interest due monthly    --------

                                                                                                                $  2,800
                                                                                                                ========

                                                                                     PRINCIPAL
                                                                                      AMOUNT
                                                                                     OF LOANS
                                                                                     SUBJECT
                                                                       CARRYING         TO
                                                            FACE        AMOUNT      DELINQUENT
                                                           AMOUNT         OF         PRINCIPAL
                                                             OF        MORTGAGES        OR
       DESCRIPTION                                        MORTGAGES    (a), (b)      INTEREST
--------------------------                                ----------   ---------    ----------

Mortgage loans secured by commercial property:

   Ridgefield  Park,  New Jersey                           $ 2,000      $ 2,000        $   --

   Long  Island City, New York                               1,000        1,000            --

   Houston, Texas                                              800          733            --

   Other                                                        45            4            --
                                                           -------      -------        ------
                                                           $ 3,845      $ 3,737        $   --
                                                           =======      =======        ======

(a) A  reconciliation  of  mortgage  loans on real  estate  for the  year  ended
    December 31, 2005 is as follows:

       Balance at beginning of
          period                        $  4,626

       Additions during the period:
          New mortgage loans               3,000

       Deductions during the
          period:

          Collection of principal         (3,889)
                                        --------
       Balance at end of period         $  3,737
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

                                            FIRST         SECOND         THIRD         FOURTH
                                           QUARTER       QUARTER        QUARTER       QUARTER
                                         ------------   -----------    -----------   -----------
FOR THE YEAR 2005:

  Revenues                                 $ 15,239       $ 15,885       $ 14,874      $ 14,250
                                           ========       ========       ========      ========
  Operating income                         $  2,512       $  3,144       $  3,029      $  2,549
                                           ========       ========       ========      ========
  Other income  (1)                        $  1,800       $  1,536       $  4,425      $  2,041
                                           ========       ========       ========      ========
  Income from continuing operations        $  2,814       $  3,041       $  4,828      $  2,587
                                           ========       ========       ========      ========
  Income from discontinued operations      $     51       $    239       $    849      $    187
                                           ========       ========       ========      ========
  Net income                               $  2,865       $  3,280       $  5,677      $  2,774
                                           ========       ========       ========      ========

BASIC EARNINGS PER SHARE:
  Income from continuing operations        $    .31      $     .34      $     .55     $     .30
  Income from discontinued operations            --            .02            .10           .02
                                           --------       --------       --------      --------
  Net income per share                     $    .31      $     .36      $     .65     $     .32
                                           ========       ========       ========      ========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations        $    .26      $     .28      $     .45     $     .24
  Income from discontinued operations            --            .02            .08           .02
                                           --------       --------       --------      --------
  Net income per share assuming
    dilution                               $    .26      $     .30      $     .53     $     .26
                                           ========       ========       ========      ========
FOR THE YEAR 2004:

  Revenues                                 $ 14,521       $ 15,436       $ 14,861      $ 15,211
                                           ========       ========       ========      ========
  Operating income                         $  2,812       $  3,443       $  3,199      $  2,708
                                           ========       ========       ========      ========
  Other income  (2)                        $  1,901       $    708       $    408      $ 21,082
                                           ========       ========       ========      ========
  Income from continuing operations        $  3,459       $  3,452       $  3,129      $ 15,637
                                           ========       ========       ========      ========
  (Loss) income from discontinued
    operations (3)                         $    (14)      $  6,397       $  4,965      $    332
                                           ========       ========       ========      ========
  Net income                               $  3,445       $  9,849       $  8,094      $ 15,969
                                           ========       ========       ========      ========

BASIC EARNINGS PER SHARE:
  Income from continuing operations        $    .38       $    .38      $     .34     $    1.71
  Income from discontinued operations            --            .70            .55           .04
                                           --------       --------       --------      --------
  Net income per share                     $    .38       $   1.08      $     .89     $    1.75
                                           ========       ========       ========      ========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations        $    .32       $    .32      $     .29     $    1.42
  Income from discontinued operations            --            .60            .47           .03
                                           --------        -------       --------     ---------
  Net income per share assuming
    dilution                               $    .32      $     .92      $     .76     $    1.45
                                           ========       ========       ========      ========

(1)  The third quarter results include $3,327 in  distributions in excess of the
     Company's  investment  related to the sale of the hotel which was owned and operated  by the  Hotel  Venture  (see  Note  5 of  Notes  to  Consolidated
     Financial Statements).

(2)  The  fourth  quarter  results  include a $19,000  gain from the sale of the
     Company's  shares  in  Prime  Hospitality  Corp.  (see  Note 13 of Notes to
     Consolidated Financial Statements).

(3)  The second and third quarter  results include $6,316 and $4,877 in gains on the sale of real estate assets,  on a net of tax basis,  respectively  (see
     Note 2 of Notes to Consolidated Financial Statements).

