Form 10-K/A
period 2005-12-31
UNITED CAPITAL CORP /DE/
filed 2006-04-28
CIK 65358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2005
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
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

9 Park Place, Great Neck, New York                                11021
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number, including area code: 516-466-6464
                                                ------------

Securities registered under Section 12(b) of the Exchange Act:

--------------------------------------------------------------------------------
    Title of Each Class                Name of Each Exchange On Which Registered
--------------------------------------------------------------------------------
Common Stock, $.10 par value                    American Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act.  Yes / /  No /X/

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or 15(d) of the Act.  Yes / /  No /X/

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

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer / /   Accelerated Filer / /   Non-accelerated Filer /X/

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
Yes / /  No /X/

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  registrant  as  of  June  30,  2005  was   approximately
$53,798,000.

The number of shares of the Registrant's $.10 par value common stock outstanding as of April 24, 2006 was 8,290,443.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of April 24, 2006,  the  executive  officers and directors of United
Capital Corp. (the "Company") are as follows:

       Name                      Principal Occupation                    Age
--------------------------------------------------------------------------------

A.F. Petrocelli          Chairman of the Board, President and            62
                            Chief Executive Officer

Michael T. Lamoretti     Vice President - Real Estate Operations         38

Howard M. Lorber         President and Chief Operating Officer of        57
                            New Valley Corporation and Vector
                            Group Ltd.

Robert M. Mann           Private Investor - Apparel Industry             64

Anthony J. Miceli        Vice President, Chief Financial Officer         43
                            and Secretary

Arnold S. Penner         Self-employed real estate investor and          69
                            broker

Michael J. Weinbaum      Vice President - Real Estate Operations         39

         A.F.  PETROCELLI,  has been  Chairman of the Board and Chief  Executive
Officer of the Company  since  December,  1987,  President of the Company  since
June,  1991 and from June,  1983 to March,  1989 and a Director  of the  Company
since  June,  1981.  Mr.  Petrocelli  was  Chairman  of the Board of  Directors,
President and Chief Executive Officer of Prime Hospitality  Corp.  ("Prime"),  a
New York Stock Exchange  listed company from 1998 until its sale to an affiliate of The Blackstone  Group in October 2004.  Mr.  Petrocelli is also a director of
the  Boyar  Value  Fund  (a  public  mutual  fund)  and  Nathan's   Famous  Inc.
("Nathan's").

         MICHAEL T.  LAMORETTI,  has been a Director of the Company since April,
2005 and has been a Vice President in the Company's  real estate  operations for more than twelve years.  Mr.  Lamoretti is a son-in-law of Mr.  Petrocelli.  Mr.
Lamoretti is a member of the Real Estate Board of New York, The Young Men's Real
Estate  Association of New York, the  International  Council of Shopping Centers
and a member of the board of the Great Neck Plaza Management Council.

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

         MICHAEL J.  WEINBAUM,  has been a Director of the Company  since April,
2005 and has been a Vice President in the Company's  real estate  operations for more than twelve  years.  Mr.  Weinbaum is a son-in-law of Mr.  Petrocelli.  Mr.
Weinbaum is a member of the International Council of Shopping Centers.

AUDIT COMMITTEE

         The Company has an Audit Committee  consisting of Messrs.  Lorber, Mann and Penner.  The Company has determined that Mr. Lorber is a "Financial  Expert"
as defined by the rules promulgated under the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

         The  Company  has  adopted a code of  business  conduct and ethics that applies to the  Company's  directors,  officers  and  employees,  including  the
Company's Chief Executive Officer, Chief Financial Officer, Corporate Controller
and other people performing similar functions. Such Code of Business Conduct and
Ethics was filed as an exhibit to the  Company's  report on Form  10-K/A for the fiscal year ended December 31, 2003.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth, for the Company's 2005 fiscal year, all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the three most highly compensated  executive officers of the Company other than the CEO who were executive  officers of the Company during the fiscal year ended December 31, 2005 and whose salary and bonus exceeded $100,000 (three individuals) with respect to the fiscal year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                Long Term Compensation
                                           ------------------------------------------  ---------------------------
                                                                        Other Annual     Number        All Other
      Name and Principal                                                Compensation       of         Compensation
           Position               Year     Salary($)     Bonus($)          ($)(1)        Options          ($)
------------------------------- -------- ------------ --------------- ---------------- ------------ --------------

A.F. Petrocelli, Chairman of      2005      750,000       750,000            ----            ----         ----
  the Board, President and        2004      750,000       750,000            ----            ----         ----
  Chief Executive Officer         2003      750,000       750,000            ----         454,000         ----

Michael T. Lamoretti, Vice        2005      200,000        50,000            ----            ----         ----
   President - Real Estate        2004      185,000        50,000            ----            ----         ----
   Operations                     2003      170,000        50,000            ----          68,000         ----

Anthony J. Miceli, Vice           2005      230,000       100,000            ----            ----         ----
  President and Chief             2004      220,000       100,000            ----            ----         ----
  Financial Officer               2003      210,000       100,000            ----          68,000         ----

Michael J. Weinbaum, Vice         2005      200,000        50,000            ----            ----         ----
  President - Real Estate         2004      185,000        50,000            ----            ----         ----
  Operations                      2003      170,000        50,000            ----          68,000         ----

(1)      Perquisites and other personal benefits, securities or property to each executive  officer  did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

OPTION GRANTS DURING 2005 FISCAL YEAR

         The Company did not grant any options to purchase  Common  Stock to the
CEO or the other named  executive  officers  during 2005. The Company  currently does not have any plans providing for the grant of stock appreciation rights.

FISCAL YEAR END OPTION VALUES

         The following  table provides  information  relating to the exercise of options by the named  executive  officers  during the fiscal year ended December
31, 2005. The following  table also provides  information  related to the number and value of options held by the CEO and the named executive  officers at fiscal year end.
                                                             Number of Securities             Value of Unexercised In-the-
                                  Shares                    Underlying Unexercised              Money Options at FY-End
                                 Acquired      Value          Options at FY-End                         ($)(2)
                                    on        Realized     -------------------------------- --------------------------------
Name                           Exercise(#)     ($)(1)       Exercisable      Unexercisable     Exercisable     Unexercisable
-------------------------- ----------------- ------------- ------------- ------------------ ----------------- --------------
A.F. Petrocelli...........        ----            ----       3,712,134         151,334         52,024,749         434,329
Michael T. Lamoretti......       5,000          75,625         302,334          22,666          3,702,461          65,051
Anthony J. Miceli.........      25,000         489,256         362,334          22,666          4,676,642          65,051
Michael J. Weinbaum.......        ----            ----         337,334          22,666          4,303,411          65,051

(1)      Value  realized is calculated by multiplying  the shares  acquired upon exercise by the  difference  between the option  exercise price and the fair market value of the Common Stock on the date of exercise.

(2)      Based on the closing  price of a share of Common  Stock on December 31,
         2005 of $24.67 as reported on the American Stock Exchange.

EQUITY COMPENSATION PLAN INFORMATION

         The Company  maintains two stock option  plans.  Both plans provide for the granting of incentive or  non-qualified  stock  options.  The Company has no outstanding  warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards  under these plans as of December  31,  2005.  These plans are  discussed further in Note 9 to the Company's Consolidated Financial Statements included in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31,
2005.

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
                                  of outstanding options,       outstanding options,        securities reflected in
                                    warrants and rights         warrants and rights               column (a))
PLAN CATEGORY                               (A)                          (B)                          (C)
------------------------------  ---------------------------  ---------------------------  ---------------------------
Equity compensation plans
  approved by security
  holders                                 5,398,136                  $   11.54                        ----
Equity compensation plans
  not approved by security
  holders                                      ----                       ----                        ----
                                          ---------                  ---------                   ---------

Total                                     5,398,136                  $   11.54                        ----
                                          =========                  =========                   =========

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

                                        PROJECTED ANNUAL BENEFIT AT RETIREMENT

                                                               Years of Service
                         ---------------------------------------------------------------------------------------------
         Salary                10              15              20             25              30             35
------------------------ --------------- --------------- --------------- -------------- --------------- --------------
       $150,000              $21,250        $31,875         $42,500         $53,125        $63,750         $74,375
        155,000               22,000         33,000          44,000          55,000         66,000          77,000
        160,000               22,750         34,125          45,500          56,875         68,250          79,625
        165,000               23,500         35,250          47,000          58,750         70,500          82,250
        170,000               24,250         36,375          48,500          60,625         72,750          84,875
        175,000               25,000         37,500          50,000          62,500         75,000          87,500
        180,000               25,750         38,625          51,500          64,375         77,250          90,125
        185,000               26,500         39,750          53,000          66,250         79,500          92,750
        190,000               27,250         40,875          54,500          68,125         81,750          95,375
        195,000               28,000         42,000          56,000          70,000         84,000          98,000
        200,000               28,750         43,125          57,500          71,875         86,250         100,625
        205,000               29,500         44,250          59,000          73,750         88,500         103,250
        210,000               30,250         45,375          60,500          75,625         90,750         105,875

         The Company did not make any contributions for the benefit of executive officers for the year ended December 31, 2005.

         The  estimated  credited  years of  service  for each of the  executive officers is as follows:  Mr. Petrocelli  thirty-one years, Mr. Lamoretti fifteen years, Mr. Miceli eighteen years and Mr. Weinbaum fifteen years.

         Subject  to  compensation  limitations  under the  Employee  Retirement
Income Security Act of 1974,  which was $210,000 in 2005,  benefits are computed as follows:  For each year of credited  service after June 30, 1989,  the sum of one percent (1%) of annual compensation,  as defined, up to $25,000 plus one and one-half percent (1 1/2%) of annual compensation in excess of $25,000.

EMPLOYMENT CONTRACTS

         The  Company  has an  employment  contract  with Mr.  Petrocelli  which provided  for a base salary  during  2005 of $750,000  per annum plus a bonus as determined by the Compensation  and Stock Option  Committee.  Effective  January
2006,  Mr.  Petrocelli's  salary was  increased to  $800,000.  In the event of a change of control of the  Company as defined in the  employment  agreement,  the
Company  shall pay Mr.  Petrocelli a lump sum  severance  payment equal to three years salary and  purchase  outstanding  options  owned by Mr.  Petrocelli.  The employment  agreement  provides for  successive one year terms unless either the
Company or Mr.  Petrocelli  gives the other written  notice that the  employment agreement is terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Lorber is a member of the  Compensation  and Stock Option Committee of the Company.  For information  relating to transactions  involving Mr. Lorber and the Company, see "Certain Relationships and Related Transactions."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information  concerning ownership of the
Company's  Common  Stock,  as of April 24, 2006,  by each person known to be the beneficial  owner of more than five percent of the Common  Stock,  each director and by all directors and executive officers of the Company as a group:

     Name and Address of Beneficial Owner               Shares Beneficially Owned           Percentage of Class (9)
-------------------------------------------------- ----------------------------------- --------------------------------
A.F. Petrocelli                                              9,378,916(1)(2)                         77.2%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                                           9,378,916(2)                            77.2%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                                              293,900(3)                             3.4%

Michael T. Lamoretti                                           325,000(4)                             3.8%

Michael J. Weinbaum                                            366,036(5)                             4.2%

Arnold S. Penner                                               138,000(6)                             1.6%

Howard M. Lorber                                               238,000(7)                             2.8%

Robert M. Mann                                                 101,400(8)                             1.2%

All executive officers and directors as a                   10,841,252(1)(3)(4)                      80.3%
group (7 persons)                                                     (5)(6)(7)(8)(9)

   (1)   Mr.  Petrocelli  owns  directly  4,515,448  shares of Common  Stock and presently  exercisable options or options exercisable within 60 days of
         April 24,  2006 to  purchase  3,863,468  shares of Common  Stock.  Also includes  1,000,000  shares  held by Mrs.  Petrocelli,  the wife of Mr.
         Petrocelli.  Such shares may be deemed to be beneficially  owned by Mr.
         Petrocelli.  Does not  include  shares  held by the adult  children  or grandchildren of Mr. Petrocelli.  Mr. Petrocelli  disclaims  beneficial
         ownership  of  the  shares  held  by  his  wife,   adult  children  and
         grandchildren.

   (2)   Mrs.  Petrocelli  is the  wife of Mr.  Petrocelli.  Includes  1,000,000 shares of Common Stock held by Mrs.  Petrocelli,  8,378,916 shares held by Mr.  Petrocelli  (which includes  presently  exercisable  options or options  exercisable  within 60 days of April 24,  2006 to  purchase an aggregate  of  3,863,468  shares of Common  Stock).  Such shares may be deemed to be beneficially  owned by Mrs.  Petrocelli.  Mrs.  Petrocelli disclaims  beneficial  ownership of all shares held by Mr.  Petrocelli.
         Does not include shares held by the adult children or  grandchildren of
         Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of the shares held by her adult children and grandchildren.

   (3)   Consists  of 3,900  shares of Common  Stock and  presently  exercisable options  or  options  exercisable  within 60 days of April 24,  2006 to purchase 290,000 shares of Common Stock.

   (4)   Consists of presently exercisable options or options exercisable within
         60 days of April 24, 2006 to purchase  325,000  shares of Common Stock.
         Does not  include  363,600  shares  held in trust (with the wife of Mr.
         Lamoretti  serving as trustee) for the benefit of the minor children of
         Mr.  Lamoretti.  Mr. Lamoretti  disclaims  beneficial  ownership of the shares held in trust for his children.

   (5)   Consists  of 6,036  shares of Common  Stock  held by Mr.  Weinbaum  and presently  exercisable options or options exercisable within 60 days of
         April 24, 2006 to purchase  360,000  shares of Common  Stock.  Does not include  363,600  shares held in trust  (with the wife of Mr.  Weinbaum serving  as  trustee)  for the  benefit  of the minor  children  of Mr.
         Weinbaum.  Mr. Weinbaum  disclaims  beneficial  ownership of the shares held in trust for his children.

   (6)   Consists of presently exercisable options or options exercisable within
         60 days of April 24, 2006 to purchase 138,000 shares of Common Stock.

   (7)   Includes  100,000  shares  owned by Lorber Alpha II, L.P. (an entity in which Mr.  Lorber  may be deemed to be a control  person).  Mr.  Lorber disclaims  beneficial ownership of all shares owned by Lorber Alpha II,
         L.P. Also includes presently exercisable options or options exercisable within 60 days of April 24, 2006 to purchase  138,000  shares of Common
         Stock.

   (8)   Consists  of 1,400  shares of Common  Stock and  presently  exercisable options  or  options  exercisable  within 60 days of April 24,  2006 to purchase 100,000 shares of Common Stock.

   (9)   Includes  the  shares of Common  Stock  subject  to  options  which are presently  exercisable  or  exercisable  within 60 days after April 24,
         2006 held by directors and  executive  officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and Directors as a group.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following sets forth the transactions involving the Company and its subsidiaries  and its executive  officers and/or Directors from January 1, 2005.
Specific descriptions of these transactions are provided below.

         The Company has a 50% interest in an  unconsolidated  limited liability corporation, whose principal assets are two distribution centers leased to Kmart
Corporation.  Also participating in this transaction were Mrs.  Petrocelli,  Mr.
Penner,  Mr. Lorber and the spouse of a director who together have approximately an  8%  interest  in  this  transaction.  Mr.  Petrocelli  disclaims  beneficial ownership of the participation interest held by his wife. The Company's share of income  arising from this  investment,  accounted for as a leverage  lease,  was
$357,000 in 2005.

         Hallman  &  Lorber  Associates,  Inc.  ("H&L")  provided  pension  plan services to the Company during its last fiscal year. The Company  anticipates it will continue such  relationship in this fiscal year. Mr. Lorber,  a Director of the Company and  Chairman of the  Company's  Compensation  and Stock  Option and
Audit Committees, is a consultant to H&L.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The  Company's  auditors for the year ended  December 31, 2005 and 2004 were Goldstein  Golub Kessler LLP ("GGK").  The Company's  auditors for the year ended December 31, 2003 were Grant  Thornton LLP ("GT").  On October 6, 2004 the
Company's  Audit Committee voted to appoint GGK as the Company's new independent
accountants.   The  Audit  Committee  annually  reviews  the  selection  of  its independent auditors and no selection has been made for the current year.

         Through  September  30, 2005,  GGK had a continuing  relationship  with
American  Express Tax and Business  Services  Inc.  ("TBS") from which it leased auditing staff who are full-time,  permanent  employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship  ceased  and  GGK  established  a  similar  relationship  with  RSM
McGladrey,  Inc. ("RSM"). GGK has no full-time employees and therefore,  none of the audit services performed were provided by permanent  full-time  employees of
GGK. GGK manages and  supervises  the audit and audit staff,  and is exclusively responsible for the opinion rendered in connection with its examination.

         The  aggregate  fees billed to the Company by GGK,  TBS, RSM and GT for services  performed  for the  years  ended  December  31,  2005  and 2004 are as follows:

                                     2005                    2004
                             --------------------   ------------------------
                                GGK/TBS
                                /RSM        GT         GGK/TBS      GT
                             --------------------   ------------------------
          Audit Fees .......   $89,000   $  --         $68,000   $10,000
          Audit Related Fees    18,000    19,000        16,000    63,000
          Tax Fees .........    74,000      --          70,000    23,000
          All Other Fees ...      --        --            --        --

AUDIT FEES

         The aggregate audit fees for the years ended December 31, 2005 and 2004 were primarily related to the audit of the Company's annual financial statements and review of those  financial  statements  included in the Company's  quarterly reports on Form 10-Q.

AUDIT RELATED FEES

         Audit related fees for 2005 were primarily  incurred in connection with the consents of prior auditors and the audits of the Company's  employee benefit plans.  Audit related fees for 2004 were primarily  incurred in connection  with the Company's registration statement and related SEC comments, consents of prior auditors and the audits of the Company's employee benefit plans.

TAX FEES

         Tax fees for the years ended  December 31, 2005 and 2004 were primarily related to tax and other related services. For the years ended December 31, 2005 and 2004, tax fees, which do not include Financial Information System Design and
Implementation fees, have been provided by TBS and RSM.

ALL OTHER FEES

         The  Company did not engage  GGK,  TBS,  RSM or GT to provide any other services during the fiscal years ended December 31, 2005 and 2004.

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

      14.     Code of Business Conduct and Ethics  (incorporated by reference to exhibit 14 filed with the Company's  report on Form 10-K/A for the fiscal year ended December 31, 2003).

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

* Filed herewith
**  Previously  filed on the  Company's  Report on Form 10-K for the fiscal year ended December 31, 2005.

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
Dated: April 28, 2006