Form 10-Q
period 2006-03-31
UNITED CAPITAL CORP /DE/
filed 2006-05-12
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The registrant had 8,290,443 shares of common stock, $.10 par value, outstanding as of May 8, 2006.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         March 31, 2006 (Unaudited) and December 31, 2005......................3

         Condensed Consolidated Statements of Income for the
         Three Months Ended March 31, 2006 and 2005 (Unaudited)................4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2006 and 2005 (Unaudited)..............5-6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...7-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................13-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
         MARKET RISK..........................................................18

ITEM 4.  CONTROLS AND PROCEDURES..............................................18

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.........................................................18

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               March 31,           December 31,
                                                                                  2006                 2005
                                                                            -----------------    -----------------
                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $   87,430           $   99,628
   Marketable securities                                                           47,637               40,419
   Notes and accounts receivable, net                                               8,056                8,954
   Inventories                                                                      5,140                4,426
   Prepaid expenses and other current assets                                        1,466                1,407
   Deferred income taxes                                                            1,818                2,389
                                                                               ----------           ----------

     TOTAL CURRENT ASSETS                                                         151,547              157,223
                                                                               ----------           ----------

Property, plant and equipment, net                                                  5,983                5,943
Real property held for rental, net                                                 40,053               39,275
Investments in joint ventures                                                       7,083                7,208
Non-current notes receivable                                                        2,407                3,790
Other assets                                                                        2,225                2,321
Non-current assets of discontinued operations                                         925                  925
                                                                               ----------           ----------

     TOTAL ASSETS                                                              $  210,223           $  216,685
                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                        $      449           $      652
   Accounts payable and accrued liabilities                                        11,305                9,045
   Income taxes payable                                                             5,441                5,142
   Current liabilities of discontinued operations                                      --                   14
                                                                               ----------           ----------

     TOTAL CURRENT LIABILITIES                                                     17,195               14,853
                                                                               ----------           ----------

Long-term debt                                                                     12,025               12,140
Other long-term liabilities                                                        30,544               30,546
Deferred income taxes                                                               3,243                3,496
                                                                               ----------           ----------

     TOTAL LIABILITIES                                                             63,007               61,035
                                                                               ----------           ----------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
     issued and outstanding 8,290 and 8,737 shares, respectively                      829                  874
   Retained earnings                                                              147,823              157,235
   Accumulated other comprehensive loss, net of tax                                (1,436)              (2,459)
                                                                               ----------           ----------
     TOTAL STOCKHOLDERS' EQUITY                                                   147,216              155,650
                                                                               ----------           ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  210,223           $  216,685
                                                                               ==========           ==========

      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             2006            2005
                                                                         -------------   --------------
REVENUES:
   Net sales                                                               $   9,297       $  10,093
   Rental revenues from real estate operations                                 6,729           5,146
                                                                           ---------       ---------

       Total revenues                                                         16,026          15,239
                                                                           ---------       ---------

COSTS AND EXPENSES:
   Cost of sales                                                               6,993           7,454
   Real estate operations:
     Mortgage interest expense                                                   202             111
     Depreciation expense                                                        546             581
     Other operating expenses                                                  3,177           2,003
   General and administrative expenses                                         2,245           1,606
   Selling expenses                                                            1,065             972
                                                                           ---------       ---------

       Total costs and expenses                                               14,228          12,727
                                                                           ---------       ---------

       Operating income                                                        1,798           2,512
                                                                           ---------       ---------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                                1,340           1,144
   Interest expense                                                               --            (133)
   Other income and expense, net                                                 164             789
                                                                           ---------       ---------

       Total other income                                                      1,504           1,800
                                                                           ---------       ---------

Income from continuing operations before income taxes                          3,302           4,312

Provision for income taxes                                                     1,204           1,498
                                                                           ---------       ---------

INCOME FROM CONTINUING OPERATIONS                                              2,098           2,814
                                                                           ---------       ---------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of tax benefit of $7 and
     $14, respectively                                                           (10)            (21)
   Net gain on disposal of discontinued operations, net of tax
     provision of $20                                                             --              30
                                                                           ---------       ---------

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                       (10)             51
                                                                           ---------       ---------

NET INCOME                                                                 $   2,088       $   2,865
                                                                           =========       =========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                                       $     .25       $     .31
   Income from discontinued operations                                            --              --
                                                                           ---------       ---------
   NET INCOME PER SHARE                                                    $     .25       $     .31
                                                                           =========       =========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                                       $     .20       $     .26
   Income from discontinued operations                                            --              --
                                                                           ---------       ---------
   NET INCOME PER SHARE ASSUMING DILUTION                                  $     .20       $     .26
                                                                           =========       =========

      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                    2006                 2005
                                                                                --------------     -----------------
                                                                                                      (Revised -
                                                                                                     See note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  2,088           $    2,865
   Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
       Depreciation and amortization                                                    659                  698
       Non-cash stock-based compensation                                                457                   --
       Net gain on sale of available-for-sale securities                               (161)                (445)
       (Income) loss from equity investments                                            (70)                 266
       Net gain on disposal of discontinued operations, net of tax                       --                  (30)
       Net realized and unrealized gain on derivative instruments                       (32)                (605)
       Changes in assets and liabilities:
         Notes and accounts receivable, net                                             909                 (258)
         Inventories                                                                   (714)                (405)
         Prepaid expenses and other current assets                                      (59)                (134)
         Deferred income taxes                                                         (233)                  78
         Other assets                                                                    89                   28
         Accounts payable and accrued liabilities                                     2,220                 (489)
         Income taxes payable                                                           299                 (430)
         Other long-term liabilities                                                     (2)                (143)
                                                                                   --------           ----------
            Net cash provided by operating activities of continuing operations        5,450                  996
            Operating activities of discontinued operations                             (14)                   8
                                                                                   --------           ----------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                                 5,436                1,004
                                                                                   --------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                         (6,144)              (2,196)
   Proceeds from sale of available-for-sale securities                                  661                1,921
   Proceeds from sale of real estate assets                                              --                   68
   Proceeds from sale of derivative instruments                                          72                   24
   Principal payments on notes receivable                                             1,372                2,866
   Acquisition of property, plant and equipment                                        (302)              (1,122)
   Acquisition of/additions to real estate assets                                    (1,168)                (660)
   Distributions from joint ventures                                                    195                  194
                                                                                   --------           ----------

            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (5,314)               1,095
                                                                                   --------           ----------

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             --------------------------------------
                                                                                   2006                 2005
                                                                             -----------------    -----------------
                                                                                                     (Revised -
                                                                                                    See note 14)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                         (318)                (647)
   Purchase and retirement of common stock                                         (13,323)                  --
   Proceeds from exercise of stock options                                             753                  181
   Tax benefit from exercise of employee stock options                                 568                   --
                                                                                ----------           ----------
            Net cash used in financing activities of continuing operations         (12,320)                (466)
            Financing activities of discontinued operations                             --                   (7)
                                                                                ----------           ----------
            NET CASH USED IN FINANCING ACTIVITIES                                  (12,320)                (473)
                                                                                ----------           ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (12,198)               1,626

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      99,628               84,783
                                                                                ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   87,430           $   86,409
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

         Interest                                                               $      204           $      213
                                                                                ==========           ==========

         Taxes                                                                  $      518           $    1,862
                                                                                ==========           ==========

      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America ("GAAP") for interim financial information and with the instructions  to Form 10-Q and Article 10 of Regulation  S-X, as  promulgated by the Securities  and Exchange  Commission.  Accordingly,  they do not include all information and footnotes required by GAAP for complete financial statements.

In the opinion of the  management,  all  adjustments,  consisting only of normal recurring adjustments,  necessary for a fair presentation of the results for the interim periods  presented have been recorded.  These financial  statements have been  prepared in  conformity  with the  accounting  principles,  and methods of applying  those  accounting  principles,  as reflected in the audited  financial statements  and notes thereto  included in the  Company's  Annual Report on Form
10-K for the year ended  December  31,  2005 and  should be read in  conjunction therewith.  The  results  of  operations  for  the  periods  presented  are  not necessarily indicative of the results to be expected for the full year.

2.    STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and have also reduced retained  earnings by amounts in excess of par value. Any future purchases in excess of par value will also reduce retained earnings.

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January 2006  repurchase and retirement of 544 shares of common stock for an aggregate price of $13,323 or $24.50 per share.  The Company did not purchase any shares of the Company's common stock during the three months ended March 31,
2005.

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2006 and 2005, the Company received proceeds of
$753 and $181 from the exercise of 97 and 30 stock  options,  respectively.  The
Company  recorded a tax  benefit  of $568 to  retained  earnings  related to the exercise of stock options during the three months ended March 31, 2006.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                           Three Months Ended
                                                                March 31,
                                                      ------------------------------
                                                          2006             2005
                                                      -------------    -------------
Numerator:
   Income from continuing operations                    $  2,098         $  2,814
                                                        ========         ========

Denominator:
   Basic - weighted-average shares  outstanding            8,355            9,142
   Dilutive effect of employee stock options               1,905            1,868
                                                        --------         --------
   Diluted - weighted-average shares outstanding          10,260           11,010
                                                        ========         ========

Basic earnings per share - continuing operations        $    .25         $    .31
                                                        ========         ========
Diluted earnings per share - continuing operations      $    .20         $    .26
                                                        ========         ========

4.    STOCK-BASED COMPENSATION

The Company has two stock option plans under which  qualified and  non-qualified options may be granted to key employees to purchase the  Company's  common stock at the fair market  value on the date of grant.  Under both  plans,  the options typically  become  exercisable in three equal  installments,  beginning one year from the date of grant.  Stock options  generally expire ten years from the date of grant. The Incentive and  Non-Qualified  Stock Option Plan and the 1988 Joint
Incentive and  Non-Qualified  Stock Option Plan both provide for the granting of incentive or non-qualified stock options.

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised  2004) -  "Share-Based  Payment"  ("SFAS No.  123R"),
which  required  the Company to measure all  employee  stock-based  compensation awards using a fair value method and record the related expense in the financial statements.  The  Company  elected to use the  modified  prospective  transition method,  which  requires that  compensation  cost be recognized in the financial statements  for all awards  granted  after the date of  adoption  as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires  that prior  periods not be restated.  All periods presented  prior to  January  1,  2006 were  accounted  for in  accordance  with
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees" ("APB No. 25"). Accordingly,  no compensation cost was recognized for stock options granted prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company's common stock at the date of grant,  which is the  measurement  date.  The Company uses the  Black-Scholes model to estimate the value of stock options  granted  under SFAS No. 123R.  The
Company did not grant any options  during the three  months ended March 31, 2006 or 2005.

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

The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $457 and $290, respectively, for the three months ended March 31, 2006.  The impact on both net income per basic and diluted share for the three  months  ended  March 31,  2006 was $.03 per  share.  Prior to the adoption of SFAS No.  123R,  the  Company  presented  the tax  benefit  from the
exercise  of  stock  options  as  an  operating   cash  flow  in  the  Condensed
Consolidated  Statements  of Cash Flows.  Upon  adoption of SFAS No.  123R,  tax benefits resulting from deductions in excess of the compensation cost recognized for those options are classified as a financing cash flow.

As of March  31,  2006,  total  unrecognized  compensation  cost on  share-based payments was $350 which will be recognized during the second quarter of 2006.

The following table  illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 had the Company applied the fair value
recognition   provisions   of  SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation," to stock-based employee compensation for that period.

                                                                         2005
                                                                      ----------
Net income, as reported                                                $  2,865
Deduct:  Total  stock-based   employee   compensation  expense
   determined  under fair value  based  method for all awards,
   net of related tax effects                                              (497)
                                                                       --------
Pro forma net income                                                   $  2,368
                                                                       ========

Earnings per share:
   Basic - as reported                                                 $    .31
                                                                       ========
   Basic - pro forma                                                   $    .26
                                                                       ========

   Diluted - as reported                                               $    .26
                                                                       ========
   Diluted - pro forma                                                 $    .22
                                                                       ========

A summary of the activity of the  Company's  stock  options for the three months ended March 31, 2006 is as follows:

                                                                             Weighted-Average
                                                                                Remaining       Aggregate
                                                            Weighted-Average   Contractual      Intrinsic
                                                Shares      Exercise Price         Term           Value
                                                ------      --------------         ----           -----
Outstanding at January 1, 2006                   5,398          $ 11.54
Exercised                                          (97)         $  7.76
                                                ------
Outstanding at March 31, 2006 (vested and
   expected to vest)                             5,301          $ 11.61         4.4 Years        $ 70,336
                                                ======                                           ========
Exercisable at March 31, 2006                    5,049          $ 11.10         4.3 Years        $ 69,560
                                                ======                                           ========

The  aggregate  intrinsic  value in the table above  represents  the  difference between the  Company's  closing  stock price on March 31, 2006 and the  exercise price of each  stock  option,  multiplied  by the number of  in-the-money  stock options.  This amount  changes based upon the fair market value of the Company's stock.  The total intrinsic value of options  exercised  during the three months ended March 31, 2006 was $1,624.

5.    MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                                     Gross            Gross            Fair
                                                   Unrealized       Unrealized        Market
                                     Cost            Gains            Losses          Value
                                ---------------  ---------------  --------------- ---------------
MARCH 30, 2006:
Available-for-sale:
   Equity securities               $   48,042       $    3,198       $   (5,390)     $   45,850
   Bonds                                1,805               --              (18)          1,787
                                   ----------       ----------       ----------      ----------
                                   $   49,847       $    3,198       $   (5,408)     $   47,637
                                   ==========       ==========       ==========      ==========
DECEMBER 31, 2005:
Available-for-sale:
   Equity securities               $   44,074       $    2,931       $   (6,712)     $   40,293
   Bonds                                  129               --               (3)            126
                                   ----------       ----------       ----------      ----------
                                   $   44,203       $    2,931       $   (6,715)     $   40,419
                                   ==========       ==========       ==========      ==========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized gains included in the determination of net income are as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                   2006                  2005
                                                             ------------------    ------------------
Available-for-sale securities:
  Proceeds                                                      $      661            $    1,921
  Gross realized gains                                                 161                   445

6.    INVENTORIES

The components of inventories are as follows:
                                                                March 31,             December 31,
                                                                  2006                    2005
                                                           --------------------    -------------------
    Raw materials                                               $    2,504            $    2,142
    Work in process                                                    599                   462
    Finished goods                                                   2,037                 1,822
                                                                ----------            ----------
                                                                $    5,140            $    4,426
                                                                ==========            ==========

7.    REAL ESTATE

      PROPERTY SALES

During the three months ended March 31, 2005, the Company  divested  itself of a commercial  property  which  had a net book  value  of $18 from its real  estate investment and management  segment.  The proceeds from this transaction were $68 resulting  in a gain  of  $30,  on a net  of tax  basis.  This  property  had no operating expenses during the three months ended March 31, 2005.

The results of operations for properties  sold prior to March 31, 2006 have been reclassified to discontinued  operations,  on a net of tax basis,  for the three months ended March 31, 2005.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations for the three months ended March 31, 2005 is as follows:

                                                                          2005
                                                                          ----
Rental revenues from real estate operations                              $    96
Mortgage interest expense                                                    (22)
Depreciation expense                                                          (7)
Other operating expenses                                                      (2)
                                                                         -------
Income from operations                                                   $    65
                                                                         =======

      PROPERTIES HELD FOR SALE

As of March 31, 2006, the Company  considered  one commercial  property from its real estate and investment  management  segment to be held for sale and reported as  discontinued  operations.  The  results  of  operations  of  this  property, consisting of other operating expenses of $17 and $30 for the three months ended
March 31, 2006 and 2005,  respectively,  have been  reclassified to discontinued
operations,  on a net of tax basis, in the Condensed Consolidated  Statements of
Income. In addition,  the assets and liabilities  associated with this property, which primarily consist of real property, net of accumulated  depreciation,  and accrued  charges  have  been  reclassified  to  discontinued  operations  in the
Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments,  such as put and/or call options, in the Condensed  Consolidated  Financial Statements at fair value regardless of the purpose or intent for holding the  instrument.  Changes in the
fair  value  of  derivative   financial   instruments   are  either   recognized
periodically in income or in stockholders'  equity as a component of accumulated other  comprehensive  income  depending  on  whether  the  derivative  financial instrument qualifies for hedge accounting,  and if so, whether it qualifies as a fair  value  or cash  flow  hedge.  Generally,  changes  in the  fair  value  of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow  hedges,  to the extent  they are  effective  as hedges,  are  recorded  in accumulated other  comprehensive  income, net of deferred taxes.  Changes in the fair value of derivatives not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options and enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call  options.  At March 31,  2006 and  December  31,
2005, the fair value of such derivatives was ($41) and ($1), respectively, which are recorded as a component of accounts  payable and accrued  liabilities in the
Condensed  Consolidated  Balance  Sheets.  These  instruments do not qualify for hedge  accounting  and  therefore  changes  in the  derivatives'  fair value are recognized in earnings.  The Company recognized $32 and $605 in net realized and unrealized  gains from  derivative  instruments for the three months ended March
31, 2006 and 2005, respectively, which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

9.    COMMITMENTS AND CONTINGENCIES

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,800 and
$9,900 recorded in accounts payable and accrued  liabilities and other long-term liabilities at March 31, 2006 and December 31, 2005, respectively, to cover such matters.

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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment date. At March 31, 2006 and December 31, 2005,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

10.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      2006            2005
                                                                   ------------    ------------
Net income                                                           $  2,088       $   2,865
Other comprehensive income, net of tax:
   Change in net unrealized gain (loss) on available for
     sale securities, net of tax effect of ($607) and
     $704, respectively                                                 1,127          (1,308)

   Reclassification adjustment for net gains realized in
     net income, net of tax effect of $56 and $156,
     respectively                                                        (104)           (289)
                                                                     --------       ---------

Comprehensive income                                                 $  3,111       $   1,268
                                                                     ========       =========

Accumulated  other  comprehensive  loss included as a component of stockholders'
equity at March 31, 2006 and December 31, 2005 consists of net unrealized losses on available-for-sale  securities of $1,436 and $2,459, which is net of $774 and
$1,325 of taxes, respectively.

11.   BUSINESS SEGMENTS

During the first  quarter  of 2006,  the  Company  re-evaluated  its  reportable operating segments and has restated prior results to reflect three segments plus corporate,  instead of only two, as previously reported. These segments are real estate investment and management,  hotel operations and engineered products. The real estate  investment  and  management  segment is engaged in the  business of investing in and managing real estate properties  located  throughout the United
States.  The hotel operations  segment owns and operates three hotels located in the United States.  Engineered  products are manufactured  through  wholly-owned subsidiaries  of the Company and primarily  consist of knitted wire products and components and transformer products sold worldwide.

The  accounting  policies  of the  Company's  segments  are the  same  as  those described  in the summary of  significant  accounting  policies  included in the
Notes to  Consolidated  Financial  Statements in the Company's  Annual Report on
Form 10-K for the year ended December 31, 2005.

Operating results of the Company's business segments are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                             2006             2005
                                                         -------------    -------------
Net revenues and sales:
   Real estate investment and management                    $  4,748         $  4,325
   Hotel operations                                            1,981              821
   Engineered products                                         9,297           10,093
                                                            --------         --------
                                                            $ 16,026         $ 15,239
                                                            ========         ========
Operating income:
   Real estate investment and management                    $  2,920         $  2,624
   Hotel operations                                             (116)            (173)
   Engineered products                                           417              902
   General corporate expenses                                 (1,423)            (841)
                                                            --------         --------
                                                               1,798            2,512

Other income, net                                              1,504            1,800
                                                            --------         --------

Income from continuing operations before income
   taxes                                                    $  3,302         $  4,312
                                                            ========         ========

12.   PENSION PLAN

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

Net periodic pension expense consists of the following:

                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2006             2005
                                                  -------------    -------------
Service cost                                        $    (70)        $    (74)
Interest cost                                           (165)            (165)
Actual return on plan assets                             324             (204)
Net amortization and deferral                           (152)             394
                                                    --------         --------
Net periodic pension expense                        $    (63)        $    (49)
                                                    ========         ========

The Company did not contribute to the pension plan during the three months ended
March 31, 2006 as the plan is overfunded.

13.   USE OF ESTIMATES

The  preparation of  consolidated  financial  statements in conformity with GAAP requires  management to use judgment in making  estimates and  assumptions  that affect the reported  amounts of assets,  liabilities,  revenues and expenses and related  disclosure  of  contingent  assets  and  liabilities.  Certain  of  the estimates  and  assumptions  required  to be made  relate  to  matters  that are inherently uncertain as they pertain to future events. While management believes that the  estimates  and  assumptions  used  were the most  appropriate,  actual
results  could  differ   significantly  from  those  estimates  under  different
assumptions and conditions.

14.  RECLASSIFICATIONS

Certain  prior year  amounts have been  reclassified  to present them on a basis consistent with the current year.  During the first quarter of 2006, the Company restated its prior period  segment  disclosures  to be  consistent  with the new segment classifications (see Note 11). The Company separately disclosed, for all periods,  the  operating and financing  portions of cash flows  attributable  to discontinued  operations,  which in prior  periods  were  reported on a combined basis as a single amount.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              (In thousands, except per share data or as otherwise noted)

The  following  discussion  should  be read in  conjunction  with the  Condensed
Consolidated  Financial  Statements of United Capital Corp.  (the "Company") and
related notes thereto.

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Total revenues for the quarter ended March 31, 2006 were $16,026, an increase of
$787 or 5% from the comparable 2005 period.  Income from  continuing  operations before  income taxes during the current  period was $3,302  versus $4,312 during the three months ended March 31, 2005.  Net income for the first quarter of 2006 was $2,088 or $.25 per basic share  compared to net income of $2,865 or $.31 per basic share for the first quarter of 2005.

      REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                  Three Months Ended March 31, 2006            Three Months Ended March 31, 2005
                                  ---------------------------------            ---------------------------------
                                                Hotel                                        Hotel
                               Real Estate    Operations      Total         Real Estate    Operations      Total
                               -----------    ----------      -----         -----------    ----------      -----
Rental revenues                  $ 4,748       $ 1,981       $ 6,729          $ 4,325       $   821       $ 5,146
Mortgage interest expense            (69)         (133)         (202)            (111)           --          (111)
Depreciation expense                (350)         (196)         (546)            (466)         (115)         (581)
Other operating expenses          (1,409)       (1,768)       (3,177)          (1,124)         (879)       (2,003)
                                 -------       -------       -------          -------       -------       -------
Income (loss) from operations    $ 2,920       $  (116)      $ 2,804          $ 2,624       $  (173)      $ 2,451
                                 =======       =======       =======          =======       =======       =======

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from the real estate investment and management segment increased
$423 or 9.8% to $4,748 for the three months  ended March 31,  2006,  compared to
$4,325 for the three months ended March 31, 2005,  primarily  attributable  to a non-recurring  transaction ($500) during 2006. In general,  rental revenues from the Company's real estate  properties do not fluctuate  significantly due to the long-term nature of the Company's leases.  However, future rental revenues could be affected by lease renewals, terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage amortization.  Such expense totaled $69 for the quarter ended March 31,
2006,  compared to $111 for the corresponding  quarter in 2005, a decline of $42 or 37.8%.  Mortgage  interest  expense on existing  obligations of the Company's real estate  investment  and  management  segment will  continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$116  or  24.9%  for  the  quarter  ended  March  31,  2006,   compared  to  the
corresponding  period in 2005.  This  decrease  was  primarily  attributable  to reduced  depreciation expense associated with certain properties or improvements becoming  fully  depreciated  in the current and prior year.  This  decrease was partially  offset by an increase in  depreciation  expense  related to additions over  the  past  twelve  months.  Unless  the  Company  experiences  significant expenditures for capital improvements,  it is expected that depreciation expense on the Company's  properties  will continue to decline as additional  properties become fully depreciated.

Other  operating  expenses  associated  with the  management of real  properties increased  $285 or 25.4% to $1,409 for the three  months  ended March 31,  2006, compared to the same period in 2005.  The  increase  for the three  months ended
March 31,  2006 was  primarily  the  result of an  increase  in other  operating expenses  related to a property  which was converted  from a triple net lease in
2005 ($177) and the receipt of non-recurring tenant reimbursements ($107) during the first quarter of 2005.

HOTEL OPERATIONS

The hotel  operations  segment  owns and  operates  three  hotels.  The  Company acquired  one  of its  hotels  in  November  2005,  located  in  Windsor  Locks,
Connecticut.  The  increases in hotel  operating  revenues and related  mortgage interest,  depreciation and other operating expenses are primarily the result of the acquisition of this hotel. Future hotel operating revenues and expenses will vary based on demand and desirability of these properties  compared to others in their  immediate  proximity and may be  influenced  by local and other  economic conditions, including the nightly rate that the hotels are able to charge.

      ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2006             2005
                                                  -------------    -------------

Net sales                                           $   9,297        $  10,093
Cost of sales                                          (6,993)          (7,454)
Selling, general and administrative expenses           (1,887)          (1,737)
                                                    ---------        ---------
Operating income                                    $     417        $     902
                                                    =========        =========

Net sales of the  engineered  products  segment  decreased  $796 or 7.9% for the quarter  ended March 31, 2006,  compared  with the results of the  corresponding
2005  period.  This  decrease  was  primarily  due to a decreased  demand in the
Company's  automotive  product line which is a result of continued  softening of sales in the automotive industry. Although management believes that sales of its
engineered   products  segment  are  directly  influenced  by  general  economic conditions,  worldwide automotive demand and industrial capital spending, future sales  of this  segment  could  also  be  affected  by  changes  in  technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased 1.4% for the three months ended
March 31, 2006, compared to the corresponding  period in 2005. This increase was primarily related to an increase in fixed operating costs in the current quarter as well as being  absorbed over lower net sales.  In addition,  the Company also incurred an increase in the cost of raw materials,  primarily steel  components;
where  possible,  these costs have been  passed  along to  customers.  Continued
increases  in the price of raw  materials  could  effect  the gross  margin  and operating profit of the engineered products segment.

Selling,  general and administrative expenses of the engineered products segment increased  $150 or 8.6% for the quarter  ended March 31,  2006,  compared to the corresponding period of 2005. This increase was primarily due to a non-recurring amount ($166) incurred during the first quarter of 2006.

      GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  $582 or 69.2%  for the  quarter  ended  March  31,  2006, compared to such expenses incurred for the comparable 2005 period. This increase relates to compensation expense associated with unvested stock options resulting from the adoption of SFAS No. 123R effective  January 1, 2006 ($457) (see Note 4 of Notes to  Condensed  Consolidated  Financial  Statements)  and an increase in travel  related  expenses  ($75).  Unless  additional  options are granted,  the
Company expects to recognize $350 of additional  compensation expense during the second quarter of 2006.

      OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                     ------------------------------
                                                         2006             2005
                                                     -------------    -------------

Net gain on sale of available-for-sale securities      $    161         $    445
Net realized and unrealized gain on derivative
   instruments                                               32              605
Equity in loss of hotel ventures                            (35)            (355)
Other, net                                                    6               94
                                                       --------         --------
                                                       $    164         $    789
                                                       ========         ========

      DISCONTINUED OPERATIONS

Loss from  operations on  properties  sold or held for sale and accounted for as discontinued  operations was $10 and $21, on a net of tax basis, for the quarter ended  March 31,  2006 and 2005,  respectively.  Prior  year  amounts  have been reclassified  to reflect  results of operations of real properties held for sale as of March 31, 2006,  or disposed of during 2005, as  discontinued  operations.
Net gain on the disposal of real estate  assets  accounted  for as  discontinued
operations  was $30 for the three months  ended March 31, 2005,  on a net of tax basis. No properties were sold during the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced  a net cash inflow  from  operations  of $5,436 for the three months ended March 31, 2006 versus $1,004 for the three months ended March
31, 2005. This $4,432 increase in operating cash flow results  principally  from working  capital  changes,  particularly  an increase  in  accounts  payable and accrued liabilities and a reduction in notes and accounts receivable, net.

Net cash used in  investing  activities  was $5,314 for the three  months  ended
March 31,  2006,  which is a  reduction  of  $6,409  from net cash  provided  by investing  activities of $1,095 for the three months ended March 31, 2005.  This reduction primarily results from the timing of the purchase or sale of available for sale securities ($5,208) and lower proceeds received from principal payments on notes receivables ($1,494).

Net cash used in  financing  activities  was  $12,320  and $473 during the three months  ended March 31, 2006 and 2005,  respectively.  The increase in cash used for financing  activities  primarily  results from the January 2006 purchase and retirement  of 544 shares of common stock for an  aggregate  price of $13,323 or
$24.50 per share related to a "Dutch Auction"  self-tender  offer. This increase is partially  offset by  additional  proceeds from the exercise of stock options
($572),  the tax  benefit  from  such  exercises  ($568)  and the  reduction  of principal payments of mortgage  obligations  ($336),  including those associated with discontinued operations.

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

At March 31, 2006, the Company's cash and marketable  securities  totaled $135.1 million and working  capital was $134.4 million  compared to cash and marketable securities of $140.0  million and working  capital of $142.4 million at December
31,  2005.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow its portfolio,  if and when  attractive long-term opportunities become available.

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

In addition to the  acquisition  of properties for  consideration  consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company's  equity  securities.  The Company may also finance  acquisitions of other companies in the future with borrowings from institutional  lenders and/or the public or private  offerings of debt or equity
securities.   The  Company   currently  has  no   agreements,   commitments   or
understandings  with  respect to the  acquisition  of real  properties  or other companies in exchange for its equity or debt securities.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short and participate in put and/or call options. These instruments do not qualify for hedge  accounting  and therefore  changes in such  derivatives  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts  payable  and  accrued  liabilities  in the  Condensed  Consolidated
Balance Sheets.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  For the three months ended
March  31,  2006  and  2005,  6.4% and  9.3% of the net  sales of the  Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
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
If such  exposure  increased  in the  future,  the Company  may  reexamine  this practice to minimize the associated risks.

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 9 of Notes to Condensed  Consolidated  Financial Statements
for further discussion of this matter.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment date. At March 31, 2006 and December 31, 2005,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

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

Refer to the  Company's  2005 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 4 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of SFAS No. 123R  effective  January 1, 2006.  There were no other material  changes to the Company's  critical  accounting  policies during the three months ended March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

None

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

See  Note 8 of  Notes  to  Condensed  Consolidated  Financial  Statements  for a
discussion of derivative  financial activity since December 31, 2005. There have been no other material changes in quantitative and qualitative market risks from those  disclosed in item 7A of the Company's  Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

ITEM 1A.      RISK FACTORS

There have been no material  changes with regard to the risk factors  previously disclosed in our most recent Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain  statements in this Report on Form 10-Q and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties inherent in forward-looking  statements, the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  See the  Company's  2005 Annual Report on Form
10-K for a discussion  of risk  factors  that could impact our future  financial performance  and/or  cause  actual  results to differ  significantly  from those expressed or implied by such statements.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company's repurchases of common stock during the three months ended March 31, 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      (In thousands, except per share data)

                                                                                 Total Number
                                                                                   of Shares        Approximate
                                                                                 Purchased as       Dollar Value
                                                                                    Part of         That May Yet
                                                 Total                             Publicly         be Purchased
                                               Number of                           Announced         Under the
                                                 Shares       Average Price        Plans or           Plans or
Period                                         Purchased      Paid Per Share       Programs           Programs
------                                         ---------      --------------       --------           --------

January 1, 2006 -- January 31, 2006                 544            $ 24.50              544            $ 6,778
February 1, 2006 -- March 31, 2006                   --                 --               --            $ 6,778
                                                  -----            -------            -----
Total                                               544            $ 24.50              544
                                                  =====            =======            =====

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January 2006  repurchase and retirement of 544 shares of common stock for an aggregate purchase price of $13,323 or $24.50 per share. No additional shares of the Company's common stock are available for repurchase under this program.

In  addition,  the Board of Directors  have  previously  approved and  announced repurchase plans for the Company's common stock,  which may be made from time to time in the open market at prevailing  market prices or in privately  negotiated transactions,  which are separate  from the "Dutch  Auction"  self-tender  offer discussed  above.  At March 31, 2006,  $6,778 remains to be purchased under such plans. These authorizations are ongoing and do not have an expiration date.

ITEM 5.       OTHER INFORMATION

The Company has an employment  agreement  with A. F.  Petrocelli,  the Chairman,
President and Chief Executive Officer of the Company,  which provided for a base salary  during  2005 of  $750,000  per annum plus a bonus as  determined  by the
Compensation   and  Stock  Option   Committee.   Effective   January  2006,  Mr.
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

Date:  May 12, 2006

                                        By: /s/ Anthony J. Miceli
                                            ------------------------------------
                                            Anthony J. Miceli
                                            Vice President, Chief Financial
                                            Officer and Secretary of the Company

