Form 10-Q
period 2006-06-30
UNITED CAPITAL CORP /DE/
filed 2006-08-10
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  and  Exchange Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing
requirements for the past 90 days.                             Yes /X/   No /_/

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the  Exchange  Act.
Large accelerated filer /_/   Accelerated filer /_/   Non-accelerated filer /X/

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes /_/   No /X/

The registrant had 8,276,543 shares of common stock, $.10 par value, outstanding as of August 8, 2006.

                          UNITED CAPITAL CORP. AND SUBSIDIARIES

                                          INDEX

                                                                                     PAGE
                                                                                     ----

                              PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            June 30, 2006 (Unaudited) and December 31, 2005............................3

            Condensed Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)..............4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2006 and 2005 (Unaudited)......................5-6

            Notes to Condensed Consolidated Financial Statements (Unaudited)........7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................14-19

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK...............................................................19

ITEM 4.     CONTROLS AND PROCEDURES...................................................19

                               PART II - OTHER INFORMATION

                                        UNITED CAPITAL CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share data)

                                                                                  June 30,           December 31,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $  72,662              $  99,628
   Marketable securities                                                           56,127                 40,419
   Notes and accounts receivable, net                                               9,545                  8,954
   Inventories                                                                      4,840                  4,426
   Prepaid expenses and other current assets                                        1,767                  1,407
   Deferred income taxes                                                            2,092                  2,389
                                                                                ---------              ---------

     TOTAL CURRENT ASSETS                                                         147,033                157,223
                                                                                ---------              ---------

Property, plant and equipment, net                                                  6,091                  5,943
Real property held for rental, net                                                 48,995                 39,275
Investments in joint ventures                                                       6,957                  7,208
Non-current notes receivable                                                        2,497                  3,790
Other assets                                                                        2,412                  2,321
Non-current assets of discontinued operations                                          --                    925
                                                                                ---------              ---------

     TOTAL ASSETS                                                               $ 213,985              $ 216,685
                                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                         $     456              $     652
   Accounts payable and accrued liabilities                                        12,781                  9,045
   Income taxes payable                                                             5,165                  5,142
   Current liabilities of discontinued operations                                      --                     14
                                                                                ---------              ---------

     TOTAL CURRENT LIABILITIES                                                     18,402                 14,853
                                                                                ---------              ---------

Long-term debt                                                                     11,908                 12,140
Other long-term liabilities                                                        30,519                 30,546
Deferred income taxes                                                               3,233                  3,496
                                                                                ---------              ---------

     TOTAL LIABILITIES                                                             64,062                 61,035
                                                                                ---------              ---------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
     issued and outstanding 8,276 and 8,737 shares, respectively                      828                    874
   Retained earnings                                                              151,072                157,235
   Accumulated other comprehensive loss, net of tax                                (1,977)                (2,459)
                                                                                ---------              ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   149,923                155,650
                                                                                ---------              ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 213,985              $ 216,685
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

                                                UNITED CAPITAL CORP. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                (In thousands, except per share data)

                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                           ------------------------        ------------------------
                                                                              2006            2005            2006            2005
                                                                           ----------    ----------        ----------    ----------
REVENUES:
   Net sales                                                               $  9,643        $ 10,010        $ 18,940        $ 20,103
   Rental revenues from real estate operations                                7,552           5,875          14,281          11,021
                                                                           --------        --------        --------        --------
       Total revenues                                                        17,195          15,885          33,221          31,124
                                                                           --------        --------        --------        --------
COSTS AND EXPENSES:
   Cost of sales                                                              7,250           7,329          14,243          14,783
   Real estate operations:
     Mortgage interest expense                                                  200              98             402             209
     Depreciation expense                                                       599             615           1,145           1,196
     Other operating expenses                                                 3,079           2,047           6,256           4,050
   General and administrative expenses                                        1,916           1,675           4,161           3,281
   Selling expenses                                                             883             977           1,948           1,949
                                                                           --------        --------        --------        --------
       Total costs and expenses                                              13,927          12,741          28,155          25,468
                                                                           --------        --------        --------        --------

       Operating income                                                       3,268           3,144           5,066           5,656
                                                                           --------        --------        --------        --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                               1,441           1,005           2,781           2,149
   Interest expense                                                              --            (110)             --            (243)
   Other income and expense, net                                               (487)            641            (323)          1,430
                                                                           --------        --------        --------        --------
       Total other income                                                       954           1,536           2,458           3,336
                                                                           --------        --------        --------        --------
Income from continuing operations before income taxes                         4,222           4,680           7,524           8,992

Provision for income taxes                                                    1,476           1,639           2,680           3,137
                                                                           --------        --------        --------        --------
INCOME FROM CONTINUING OPERATIONS                                             2,746           3,041           4,844           5,855
                                                                           --------        --------        --------        --------

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued operations, net of
     tax benefit (provision) of $7, ($13), $14 and ($27),
     respectively                                                               (10)             18             (20)             39
   Net gain on disposal of discontinued operations, net of
     tax provision of $311, $148, $311 and $168,
     respectively                                                               465             221             465             251
                                                                           --------        --------        --------        --------

INCOME FROM DISCONTINUED OPERATIONS                                             455             239             445             290
                                                                           --------        --------        --------        --------
NET INCOME                                                                 $  3,201        $  3,280        $  5,289        $  6,145
                                                                           ========        ========        ========        ========
BASIC EARNINGS PER SHARE:
   Income from continuing operations                                       $    .33        $    .34        $    .59        $    .65
   Income from discontinued operations                                          .06             .02             .05             .03
                                                                           --------        --------        --------        --------
   NET INCOME PER SHARE                                                    $    .39        $    .36        $    .64        $    .68
                                                                           ========        ========        ========        ========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations                                       $    .27        $    .28        $    .48        $    .53
   Income from discontinued operations                                          .05             .02             .04             .03
                                                                           --------        --------        --------        --------
   NET INCOME PER SHARE ASSUMING DILUTION                                  $    .32        $    .30        $    .52        $    .56
                                                                           ========        ========        ========        ========

           The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                              UNITED CAPITAL CORP. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                         (In thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                             ----------------------------------
                                                                                                 2006                2005
                                                                                             --------------     ---------------
                                                                                                                  (Revised -
                                                                                                                  See Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $  5,289            $  6,145
   Adjustments  to  reconcile  net income to net cash  provided  by operating  activities:
       Depreciation and amortization                                                             1,368               1,412
       Non-cash stock-based compensation                                                           807                  --
       Net loss (gain) on sale of available-for-sale securities                                    782                (721)
       Income from equity investments                                                             (139)                (76)
       Net gain on disposal of discontinued operations, net of tax                                (465)               (251)
       Net realized and unrealized gain on derivative instruments                                  (62)               (664)
       Tax benefit from employee stock options                                                      --                  80
       Changes in assets and liabilities:
         Notes and accounts receivable, net                                                        180                (210)
         Inventories                                                                              (414)               (482)
         Prepaid expenses and other current assets                                                (360)               (298)
         Deferred income taxes                                                                    (227)                163
         Other assets                                                                             (105)                 58
         Accounts payable and accrued liabilities                                                  683                (333)
         Income taxes payable                                                                     (288)             (1,032)
         Other long-term liabilities                                                               (27)                (88)
                                                                                              --------            --------
            Net cash provided by operating activities of continuing
              operations                                                                         7,022               3,703
            Operating activities of discontinued operations                                        (14)                 (2)
                                                                                              --------            --------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                                            7,008               3,701
                                                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                                   (22,251)             (4,755)
   Proceeds from sale of available-for-sale securities                                           9,004              12,430
   Proceeds from sale of real estate assets                                                      1,701                 457
   Proceeds from sale of derivative instruments                                                     67                  82
   Purchase/issuance of notes receivable                                                          (873)             (2,810)
   Principal payments on notes receivable                                                        1,395               2,885
   Acquisition of property, plant and equipment                                                   (670)             (1,208)
   Acquisition of/additions to real estate assets                                              (10,004)             (1,273)
   Distributions from joint ventures                                                               390                 389
                                                                                              --------            --------

            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (21,241)              6,197
                                                                                              --------            --------

                                          UNITED CAPITAL CORP. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     ----------------------------------
                                                                                         2006                2005
                                                                                     --------------     ---------------
                                                                                                          (Revised -
                                                                                                          See Note 15)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                             (428)             (1,305)
   Purchase and retirement of common stock                                             (13,626)             (9,951)
   Proceeds from exercise of stock options                                                 753                 206
   Tax benefit from exercise of employee stock options                                     568                  --
                                                                                      --------            --------
       Net cash used in financing activities of continuing operations                  (12,733)            (11,050)
       Financing activities of discontinued operations                                      --                 (13)
                                                                                      --------            --------
       NET CASH USED IN FINANCING ACTIVITIES                                           (12,733)            (11,063)
                                                                                      --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (26,966)             (1,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          99,628              84,783
                                                                                      --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 72,662            $ 83,618
                                                                                      ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

       Interest                                                                       $    404            $    414
                                                                                      ========            ========
       Taxes                                                                          $  2,596            $  3,952
                                                                                      ========            ========
NON-CASH OPERATING AND INVESTING ACTIVITIES:
   Accounts payable and accrued liabilities incurred for unsettled available-for-sale securities and acquisition of/additions to real
     estate assets                                                                    $  3,048            $     --
                                                                                      ========            ========

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

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January 2006  repurchase and retirement of 544 shares of common stock for an aggregate price of $13,323 or $24.50 per share.  In addition,  during the six months ended June 30, 2006 and 2005,  the Company  purchased  and retired 14 and
425  shares  of  common  stock  for an  aggregate  price  of  $303  and  $9,951, respectively.

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the six months ended June 30, 2006 and 2005,  the Company  received  proceeds of
$753 and $206 from the exercise of 97 and 32 stock  options,  respectively.  The
Company  recorded a tax  benefit  of $568 to  retained  earnings  related to the exercise of stock options during the six months ended June 30, 2006.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                           --------------------------     --------------------------
                                                               2006          2005             2006          2005
                                                           -----------    -----------     ------------   -----------
Numerator:
   Income from continuing operations                         $  2,746      $  3,041         $  4,844      $  5,855
                                                             ========      ========         ========      ========

Denominator:
   Basic - weighted-average shares outstanding                  8,288         9,020            8,321         9,081
   Dilutive effect of employee stock options                    1,767         1,870            1,837         1,869
                                                             --------      --------         --------      --------
   Diluted - weighted-average shares outstanding               10,055        10,890           10,158        10,950
                                                             ========      ========         ========      ========
Basic earnings per share - continuing operations             $    .33      $    .34         $    .59      $    .65
                                                             ========      ========         ========      ========

Diluted earnings per share - continuing operations           $    .27      $    .28         $    .48      $    .53
                                                             ========      ========         ========      ========

4.    STOCK-BASED COMPENSATION

The Company has two stock option plans,  the Incentive and  Non-Qualified  Stock
Option Plan and the 1988 Joint  Incentive and  Non-Qualified  Stock Option Plan,
under which qualified and non-qualified  options may be granted to key employees to purchase the  Company's  common stock at the fair market value on the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. Stock options generally expire ten years from the date of grant.

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised  2004) -  "Share-Based  Payment"  ("SFAS No.  123R"),
which  required  the Company to measure all  employee  stock-based  compensation awards using a fair value method and record the related expense in the financial statements.  The  Company  elected to use the  modified  prospective  transition method,  which  requires that  compensation  cost be recognized in the financial statements  for all awards  granted  after the date of  adoption  as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires  that prior  periods not be restated.  All periods presented  prior to  January  1,  2006 were  accounted  for in  accordance  with
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees" ("APB No. 25"). Accordingly,  no compensation cost was recognized for stock options granted prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company's common stock at the date of grant,  which is the  measurement  date.  The Company uses the  Black-Scholes model to estimate the value of stock options  granted  under SFAS No. 123R.  The
Company did not grant any options  during the six months  ended June 30, 2006 or
2005.

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

The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $350 and $227, respectively, for the three months ended June 30,  2006.  The impact on net income per basic and diluted  share for this period was $.03 and $.02 per share, respectively.  For the six months ended
June 30,  2006,  the adoption of SFAS No. 123R  reduced  income from  continuing operations  before  income taxes and net income by $807 and $518,  respectively.
The impact on net income per basic and  diluted  share for this  period was $.06 and $.05 per share,  respectively.  Prior to the adoption of SFAS No. 123R,  the
Company  presented  the tax benefit  from the  exercise  of stock  options as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. Upon
adoption of SFAS No. 123R, tax benefits  resulting from  deductions in excess of the compensation cost recognized for those options are classified as a financing cash flow.

As of June 30, 2006, there were no unrecognized  compensation  costs relating to share-based payments.

The following table  illustrates the effect on net income and earnings per share for the three and six months  ended June 30,  2005 had the  Company  applied the fair value recognition  provisions of SFAS No. 123,  "Accounting for Stock-Based
Compensation," to stock-based employee compensation for those periods.

                                                                     Three Months Ended     Six Months Ended
                                                                        June 30, 2005         June 30, 2005
                                                                     ------------------     ----------------
Net income, as reported                                                    $ 3,280               $ 6,145
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                                 (449)                 (946)
                                                                           -------               -------
Pro forma net income                                                       $ 2,831               $ 5,199
                                                                           =======               =======

Earnings per share:
   Basic - as reported                                                     $   .36               $   .68
                                                                           =======               =======
   Basic - pro forma                                                       $   .31               $   .57
                                                                           =======               =======

   Diluted - as reported                                                   $   .30               $   .56
                                                                           =======               =======
   Diluted - pro forma                                                     $   .26               $   .48
                                                                           =======               =======

A summary of the  activity  of the  Company's  stock  options for the six months ended June 30, 2006 is as follows:

                                                                                   Weighted-
                                                                     Weighted-      Average
                                                                      Average      Remaining    Aggregate
                                                                     Exercise     Contractual   Intrinsic
                                                         Shares        Price          Term        Value
                                                       -----------  -----------  ------------  -----------
Outstanding at January 1, 2006                            5,398      $ 11.54
Exercised                                                   (97)     $  7.76
                                                          -----
Outstanding and exercisable at June 30, 2006              5,301      $ 11.61       4.2 Years     $78,924
                                                          =====                                  =======

The  aggregate  intrinsic  value in the table above  represents  the  difference between the  Company's  closing  stock  price on June 30, 2006 and the  exercise price of each  stock  option,  multiplied  by the number of  in-the-money  stock options.  This amount  changes based upon the fair market value of the Company's stock.  The total  intrinsic  value of options  exercised  during the six months ended June 30, 2006 was $1,624.

5.    MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:
                                                                       Gross            Gross            Fair
                                                                     Unrealized       Unrealized        Market
                                                       Cost            Gains            Losses          Value
                                                  ---------------  ---------------  --------------- ---------------
JUNE 30, 2006:
Available-for-sale:
   Equity securities                                 $   57,132       $    2,841       $   (5,902)     $   54,071
   Bonds                                                  2,036               21               (1)          2,056
                                                     ----------       ----------       -----------     ----------
                                                     $   59,168       $    2,862       $   (5,903)     $   56,127
                                                     ==========       ==========       ===========     ==========
DECEMBER 31, 2005:
Available-for-sale:
   Equity securities                                 $   44,074       $    2,931       $   (6,712)     $   40,293
   Bonds                                                    129               --               (3)            126
                                                     ----------       ----------       -----------     ----------
                                                     $   44,203       $    2,931       $   (6,715)     $   40,419
                                                     ==========       ==========       ===========     ==========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains  (losses)  included  in the  determination  of net income are as follows:
                                                                   Six Months Ended
                                                                       June 30,
                                                        ---------------------------------------
                                                              2006                  2005
                                                        ------------------    -----------------
Available-for-sale securities:
  Proceeds                                                 $    9,004            $   12,430
  Gross realized gains                                            701                   721
  Gross realized losses                                        (1,483)                   --

6.    INVENTORIES

The components of inventories are as follows:
                                                            June 30,             December 31,
                                                              2006                  2005
                                                        ------------------    -----------------
Raw materials                                              $    2,392            $    2,142
Work in process                                                   392                   462
Finished goods                                                  2,056                 1,822
                                                           ----------            ----------
                                                           $    4,840            $    4,426
                                                           ==========            ==========

7.    REAL ESTATE

      PROPERTY ACQUISITIONS

During May 2006, the Company purchased,  for cash, a commercial property located in Long Island City, New York for approximately $8,531.

      PROPERTY SALES

During the six months  ended June 30,  2006,  the Company  divested  itself of a commercial  property  which had a net book  value of $925  from its real  estate investment  and  management  segment.  The proceeds from this  transaction  were
$1,701 resulting in a gain of $465, on a net of tax basis.

During the six months ended June 30, 2005,  the Company  divested  itself of two commercial  properties  which had a net book  value of $38 from its real  estate
investment  and   management   segment.   The  aggregate   proceeds  from  these
transactions were $457 resulting in a gain of $251, on a net of tax basis.

The results of operations for  properties  sold prior to June 30, 2006 have been reclassified to discontinued  operations,  on a net of tax basis,  for the three and six  months  ended  June 30,  2005.  Summarized  financial  information  for properties sold and accounted for as discontinued operations is as follows:

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                       ------------------------------    ------------------------------
                                                            2006             2005             2006             2005
                                                       ------------      ------------    ------------      ------------
Rental revenues from real estate operations                $  --            $  88            $  --            $ 183
Mortgage interest expense                                     --              (22)              --              (45)
Depreciation expense                                          --               (5)              --              (11)
Other operating expenses                                     (17)             (30)             (34)             (61)
                                                           ------           ------           ------           ------
(Loss) income from operations                              $ (17)           $  31            $ (34)           $  66
                                                           ======           ======           ======           ======

      PROPERTIES HELD FOR SALE

As of June 30, 2006,  there were no  properties  considered by the Company to be held for sale.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options. At June 30, 2006 and December 31, 2005, the fair value of such  derivatives was ($6) and ($1),  respectively,  which are recorded as a  component  of accounts  payable  and accrued  liabilities  in the
Condensed  Consolidated  Balance  Sheets.  These  instruments do not qualify for hedge  accounting  and  therefore  changes  in the  derivatives'  fair value are recognized in earnings.  The Company recognized $62 and $664 in net realized and unrealized  gains from derivative  instruments for the six months ended June 30,
2006 and 2005, respectively, which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,750 and
$9,900 recorded in accounts payable and accrued  liabilities and other long-term liabilities at June 30, 2006 and December 31, 2005, respectively,  to cover such matters.

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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment date.  At June 30, 2006 and December 31, 2005,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

10.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                           --------------------------     --------------------------
                                                               2006          2005             2006          2005
                                                           -----------    -----------     -----------    -----------
Net income                                                   $  3,201      $  3,280         $  5,289     $   6,145
Other comprehensive income, net of tax:
   Change in net unrealized (loss) gain on available for
     sale securities, net of tax effect of $621, ($548),
     $14 and $289, respectively                                (1,153)        1,019              (26)         (536)

   Reclassification adjustment for net losses (gains)
     realized in net income, net of tax effect of
     ($330), $97, ($275) and $119, respectively                   613          (180)             508          (222)
                                                             ---------     ---------        ---------    ----------

Comprehensive income                                         $  2,661      $  4,119         $  5,771     $   5,387
                                                             =========     =========        =========    ==========

Accumulated  other  comprehensive  loss included as a component of stockholders'
equity at June 30, 2006 and December 31, 2005 consists of net unrealized  losses on  available-for-sale  securities of $1,977 and $2,459,  which is net of $1,064 and $1,325 of taxes, respectively.

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

Operating results of the Company's business segments are as follows:

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                     -------------------------------    ------------------------------
                                                         2006              2005             2006             2005
                                                     -------------     -------------    -------------    -------------

Net revenues and sales:
   Real estate investment and management                $ 5,313           $  4,914         $ 10,061         $  9,239
   Hotel operations                                       2,239                961            4,220            1,782
   Engineered products                                    9,643             10,010           18,940           20,103
                                                        -------           --------         --------         --------
                                                        $17,195           $ 15,885         $ 33,221         $ 31,124
                                                        =======           ========         ========         ========
Operating income (loss):
   Real estate investment and management                $ 3,501           $  3,088         $  6,421         $  5,712
   Hotel operations                                         173                 27               57             (146)
   Engineered products                                      758                872            1,175            1,773
   General corporate expenses                            (1,164)              (843)          (2,587)          (1,683)
                                                        -------           --------         --------         --------
                                                          3,268              3,144            5,066            5,656

Other income, net                                           954              1,536            2,458            3,336
                                                        -------           --------         --------         --------

Income from continuing operations before income
   taxes                                                $ 4,222           $  4,680         $  7,524         $  8,992
                                                        =======           ========         ========         ========

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

Net periodic pension expense consists of the following:

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ------------------------       -----------------------
                                                                 2006          2005             2006          2005
                                                             ----------    ----------       ----------    ----------
Service cost                                                 $    (76)     $    (74)        $   (146)     $   (148)
Interest cost                                                    (164)         (165)            (329)         (330)
Actual return on plan assets                                     (318)          121                6           (83)
Net amortization and deferral                                     487            45              335           439
                                                             ---------     ---------        ---------     ---------
Net periodic pension expense                                 $    (71)     $    (73)        $   (134)     $   (122)
                                                             =========     =========        =========     =========

The Company did not  contribute  to the pension plan during the six months ended
June 30, 2006 as the plan has been overfunded.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes -- an
interpretation  of FASB  Statement  No. 109" ("FIN 48").  FIN 48  clarifies  the accounting for uncertainty in income taxes  recognized in a company's  financial statements in accordance  with SFAS No. 109,  "Accounting for Income Taxes." FIN
48  prescribes  a  recognition  threshold  and  measurement  attribute  for  the financial  statement  recognition  and  measurement  of a tax position  taken or expected  to be taken in a tax  return.  FIN 48 is  effective  for fiscal  years beginning  after  December 15, 2006.  The Company is  currently  evaluating  the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

14.   USE OF ESTIMATES

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

15.  RECLASSIFICATIONS

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

RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Total revenues  increased  $1,310 or 8.2% for the quarter ended June 30, 2006 to
$17,195,  compared to $15,885 for the quarter  ended June 30, 2005.  Income from continuing  operations  before income taxes during the current period was $4,222 versus  $4,680  during the three months ended June 30, 2005.  Net income for the second quarter of 2006 was $3,201 or $.39 per basic share compared to net income of $3,280 or $.36 per basic share for the second quarter of 2005.

For the six months ended June 30, 2006, total revenues were $33,221, an increase of  $2,097  or  6.7%,  compared  to the  comparable  2005  period.  Income  from continuing  operations  for the first  half of 2006 was $4,844 or $.59 per basic share versus $5,855 or $.65 per basic share during the same period of 2005.  Net income for the six months ended June 30, 2006 was $5,289 or $.64 per basic share compared  to net  income of $6,145  or $.68 per basic  share for the six  months ended June 30, 2005.

      REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                   Three Months Ended June 30, 2006              Six Months Ended June 30, 2006
                               ---------------------------------------      ---------------------------------------
                                                Hotel                                        Hotel
                               Real Estate    Operations      Total         Real Estate    Operations      Total
                               -----------    ----------    ----------      -----------    ----------    ----------
Rental revenues                  $ 5,313       $ 2,239       $ 7,552          $10,061       $ 4,220       $14,281
Mortgage interest expense            (67)         (133)         (200)            (136)         (266)         (402)
Depreciation expense                (403)         (196)         (599)            (753)         (392)       (1,145)
Other operating expenses          (1,342)       (1,737)       (3,079)          (2,751)       (3,505)       (6,256)
                                 -------       -------       -------          -------       -------       -------
Income from operations           $ 3,501       $   173       $ 3,674          $ 6,421       $    57       $ 6,478
                                 =======       =======       =======          =======       =======       =======

                                   Three Months Ended June 30, 2005              Six Months Ended June 30, 2005
                               ---------------------------------------      ---------------------------------------
                                                Hotel                                        Hotel
                               Real Estate    Operations      Total         Real Estate    Operations      Total
                               -----------    ----------    ----------      -----------    ----------    ----------
Rental revenues                  $ 4,914       $   961       $ 5,875          $ 9,239       $ 1,782       $11,021
Mortgage interest expense            (98)           --           (98)            (209)           --          (209)
Depreciation expense                (501)         (114)         (615)            (967)         (229)       (1,196)
Other operating expenses          (1,227)         (820)       (2,047)          (2,351)       (1,699)       (4,050)
                                 -------       -------       -------          -------       -------       -------
Income (loss) from operations    $ 3,088       $    27       $ 3,115          $ 5,712       $  (146)      $ 5,566
                                 =======       =======       =======          =======       =======       =======

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from the real estate investment and management segment increased
$399 or 8.1% to $5,313 for the  quarter  ended June 30, 2006 and $822 or 8.9% to
$10,061  for the first half of 2006,  compared to the  corresponding  periods in
2005. These increases are primarily the result of lease renewals at higher rents
($812 and $1,091 for the three and six months ended June 30, 2006, respectively)
offset by recurring  tenant turnover ($435 and $792 for the three and six months ended June 30, 2006,  respectively).  In addition,  during the first  quarter of
2006, the Company recognized additional revenue from a non-recurring transaction
($500). In general, rental revenues from the Company's real estate properties do not fluctuate significantly due to the long-term nature of the Company's leases.
However,   future  rental   revenues  could  be  affected  by  lease   renewals,
terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage amortization. Such expense decreased $31 or 31.6% for the quarter ended
June 30, 2006 and $73 or 34.9% for the six months ended June 30, 2006,  compared to the  corresponding  periods in 2005.  Mortgage  interest  expense on existing obligations of the Company's real estate investment and management  segment will continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$98 or 19.6% for the  quarter  ended June 30, 2006 and $214 or 22.1% for the six months ended June 20, 2006, compared to the corresponding periods in 2005. These decreases were primarily attributable to reduced depreciation expense associated with certain  properties  or  improvements  becoming  fully  depreciated  in the current  and prior year  ($160 and $299 for the three and six months  ended June
30, 2006, respectively). These decreases were partially offset by an increase in depreciation  expense  related to additions over the past twelve months ($70 and
$94  for  the  three  and  six  months  ended  June  30,  2006,   respectively).
Depreciation  expense  on the  Company's  properties  for the full  year of 2006 should continue to decline as additional  properties  become fully  depreciated.
Due to the May 2006 purchase of a commercial property and other expenditures for capital improvements  incurred during the current year,  depreciation expense on the Company's properties should increase in future years.

Other  operating  expenses  associated  with the  management of real  properties increased $115 or 9.4% for the quarter ended June 30, 2006 and $400 or 17.0% for the six months  ended June 30, 2006,  compared to the same periods in 2005.  The
Company  incurred an increase in other  operating  expenses during the three and six months ended June 30, 2006 amounting to $210 and $387, respectively, related to a  property  converted  from a triple  net lease in 2005.  In  addition,  the increase for the quarter  ended June 30, 2006 is partially  offset by a decrease in property  maintenance  ($132). The increase for the six months ended June 30,
2006 also includes the receipt of non-recurring tenant  reimbursements ($107) in
2005 partially offset by a decrease in property maintenance ($136) in 2006.

HOTEL OPERATIONS

The hotel  operations  segment  owns and  operates  three  hotels.  The  Company acquired a hotel in November 2005,  located in Windsor Locks,  Connecticut.  The
increases  in  hotel   operating   revenues  and  related   mortgage   interest,
depreciation  and other  operating  expenses  for the three and six months ended
June 30, 2006,  compared to the same period in 2005 are  primarily the result of the acquisition of this hotel. Future hotel operating revenues and expenses will vary based on demand and desirability of these properties  compared to others in their  immediate  proximity and may be  influenced  by local and other  economic conditions, including the room rate of the hotels.

      ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                     -------------------------------    ------------------------------
                                                         2006             2005              2006             2005
                                                     -------------    --------------    -------------    -------------
Net sales                                              $   9,643        $  10,010         $  18,940        $  20,103
Cost of sales                                             (7,250)          (7,329)          (14,243)         (14,783)
Selling, general and administrative expenses              (1,635)          (1,809)           (3,522)          (3,547)
                                                       ----------       ----------        ----------       ----------
Operating income                                       $     758        $     872         $   1,175        $   1,773
                                                       ==========       ==========        ==========       ==========

Net sales of the  engineered  products  segment  decreased  $367 or 3.7% for the quarter ended June 30, 2006 and $1,163 or 5.8% for the six months ended June 30,
2006,  compared  with the  results  of the  corresponding  2005  periods.  These decreases were primarily due to a decreased  demand in the Company's  automotive product line which is a result of continued softening of sales in the automotive industry.  Although  management  believes that sales of its engineered  products segment  are  directly  influenced  by general  economic  conditions,  worldwide automotive demand and industrial capital spending,  future sales of this segment could  also  be  affected  by  changes  in  technology,  competitive  forces  or challenges to its intellectual property.

Cost of sales as a percentage of sales increased 2.0% and 1.7% for the three and six months ended June 30, 2006,  compared to the corresponding  periods in 2005.
These  increases were primarily  related to an increase in fixed operating costs as well as being  absorbed over lower net sales.  In addition,  the Company also incurred an increase in the cost of raw materials,  primarily steel  components;
where  possible,  these costs have been  passed  along to  customers.  Continued
increases  in the price of raw  materials  could  effect  the gross  margin  and operating profit of the engineered products segment.

Selling,  general and administrative expenses of the engineered products segment decreased  $174 or 9.6% for the  quarter  ended June 30,  2006,  compared to the corresponding  period of 2005,  primarily  due to  decreases  in European  sales office expenses ($131) and professional  fees ($75),  partially offset by higher payroll and payroll related costs ($97) in the second quarter. On a year-to-date basis, selling,  general and administrative expenses from this segment decreased less than 1%.  However,  fluctuations  during this period  include  decreases in
European  sales  office  expenses  ($136),  travel and  entertainment  ($81) and professional  fees ($48),  offset by an increase in payroll and payroll  related expenses ($317).

      GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased $321 or 38.1% for the quarter ended June 30, 2006 and $904 or 53.7% for the six  months  ended June 30,  2006,  compared  to such  expenses incurred for the comparable 2005 periods.  These increases  primarily  relate to compensation  expense  associated with unvested stock options resulting from the adoption of SFAS No. 123R effective January 1, 2006 ($350 and $807 for the three and six  months  ended  June 30,  2006,  respectively)  (see  Note 4 of Notes to
Condensed Consolidated  Financial  Statements).  At June 30, 2006, there were no unrecognized compensation costs relating to share-based payments.

      OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                           --------------------------     --------------------------
                                                               2006          2005             2006          2005
                                                           -----------   ------------     -----------   ------------
Net (loss) gain on sale of available-for-sale securities     $   (943)     $    276         $   (782)     $    721
Net realized and unrealized gain on derivative
   instruments                                                     30            59               62           664
Litigation settlement                                             422            --              422            --
Equity in earnings (losses) of hotel ventures                      --           252              (35)         (103)
Other, net                                                          4            54               10           148
                                                             --------      --------         --------      --------
                                                             $   (487)     $    641         $   (323)     $  1,430
                                                             ========      ========         ========      ========

      DISCONTINUED OPERATIONS

Loss from  operations  on  properties  sold and  accounted  for as  discontinued
operations was $10 and $20, on a net of tax basis,  for the three and six months ended June 30, 2006, respectively. Income from operations on properties sold and accounted for as discontinued operations was $18 and $39, on a net of tax basis, for the three and six  months  ended  June 30,  2005,  respectively.  Prior year amounts  have  been  reclassified  to  reflect  results  of  operations  of real properties sold during 2006 and 2005, as discontinued operations. As of June 30,
2006, no properties  were  classified as held for sale. Net gain on the disposal of real estate assets accounted for as discontinued operations was $465 for both the three and six months  ended June 30,  2006,  and $221 and $251 for the three and six months  ended June 30,  2005,  respectively,  on a net of tax basis (see
Note 7 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced a net cash inflow from operations of $7,008 for the six months  ended June 30,  2006  versus  $3,701 for the same  period of 2005.  This
$3,307 increase in operating cash flow results  principally  from an increase in
operating   income  before  non-cash   charges,   including   depreciation   and
compensation  costs  resulting from the adoption of SFAS No. 123(R),  as well as working  capital  changes,  particularly  an increase  in  accounts  payable and accrued liabilities.

Net cash used in investing  activities was $21,241 for the six months ended June
30, 2006 versus net cash provided by investing  activities of $6,197 for the six months ended June 30, 2005. This change primarily results from the timing of the purchase or sale of available for sale  securities  which utilized  $20,922 more cash in 2006 and the  acquisition  of/additions to real estate assets which also utilized additional cash in the current year ($8,731).

Net cash used in  financing  activities  was $12,733 and $11,063  during the six months ended June 30, 2006 and 2005, respectively. The increase in cash used for financing  activities  primarily  results  from the  increase  in  purchase  and retirement  of shares of common  stock  during the first half of 2006  ($13,626)
over that purchased during the same period of 2005 ($9,951). This additional use of cash is offset by a reduction in principal  payments on mortgage  obligations
($877),  the tax benefit  related to the  exercise of stock  options  ($568) and additional proceeds from such exercises ($547).

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

At June 30, 2006, the Company's cash and  marketable  securities  totaled $128.8 million and working  capital was $128.6 million  compared to cash and marketable securities of $140.0  million and working  capital of $142.4 million at December
31, 2005.  This  reduction in cash and  marketable  securities  is primarily the result of a property purchase, for cash, in May 2006 ($8.5 million).  Management continues to believe that the real estate market is overvalued  and  accordingly acquisitions  have  been  limited  to  those  select  properties  that  meet the
Company's  stringent  financial  requirements.   Management  believes  that  the
available  working  capital  puts the Company in an  opportune  position to fund
acquisitions  and  grow  its  portfolio,   if  and  when  attractive   long-term
opportunities become available.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in Euros  were 5.3% and 5.9% for the three and six months ended June 30, 2006 and 7.6% and 8.4% for the three and six months ended June 30, 2005,  respectively.  As such, a portion of the  Company's receivables  are exposed to  fluctuations  with the U.S.  dollar.  However,  the
Company  does not believe  this risk to be  material  to its  overall  financial position.  Since the Euro has been  relatively  stable in  relation  to the U.S.
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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment date.  At June 30, 2006 and December 31, 2005,  the Company had approximately  $20,000 recorded in other long-term  liabilities  relating to such matters. None of these matters are expected to result in a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

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

Refer to the  Company's  2005 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 4 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of SFAS No. 123R  effective  January 1, 2006.  There were no other material  changes to the Company's  critical  accounting  policies during the six months ended June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Notes to Condensed  Consolidated  Financial Statements for a discussion of recent accounting pronouncements.

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

                           PART II - OTHER INFORMATION

ITEM 1A.      RISK FACTORS

There have been no material changes with regard to the risk factors disclosed in
Item 1A of the Company's  Annual Report on Form 10-K for the year ended December
31, 2005, which are incorporated herein by reference.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company's repurchases of common stock during the three months ended June 30, 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      (In thousands, except per share data)

                                                                                 Total Number
                                                                                   of Shares       Approximate
                                                                                 Purchased as      Dollar Value
                                                                                    Part of        That May Yet
                                                 Total                             Publicly        be Purchased
                                               Number of                           Announced        Under the
                                                 Shares       Average Price        Plans or          Plans or
Period                                         Purchased      Paid Per Share       Programs          Programs
-------------------------------------------   -----------    ----------------   ---------------   ---------------
June 1, 2006 -- June 30, 2006                        14            $ 21.95               14           $ 6,473
                                                  =====            =======            =====

As  previously  announced,  the Board of Directors  have  approved and announced repurchase plans for the Company's common stock,  which may be made from time to time in the open market at prevailing  market prices or in privately  negotiated transactions. At June 30, 2006, $6,473 remains to be purchased under such plans.
These authorizations are ongoing and do not have an expiration date.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 13, 2006, the Company held its Annual Meeting of  Stockholders,  whereby the stockholders voted to elect Directors as follows:
                                                            FOR         WITHHELD
A.F. Petrocelli.....................................     7,624,370      349,265
Michael T. Lamoretti................................     7,623,150      350,485
Howard M. Lorber....................................     7,693,378      280,257
Robert M. Mann......................................     7,524,568      449,067
Anthony J. Miceli...................................     7,595,439      378,196
Arnold S. Penner....................................     7,791,164      182,471
Michael J. Weinbaum.................................     7,623,150      350,485

ITEM 6.       EXHIBITS

  14.    Code of Business Conduct and Ethics.
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

                                     UNITED CAPITAL CORP.

Date:  August 8, 2006

                                     By: /s/ Anthony J. Miceli
                                         -------------------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

