Form 10-Q
period 2006-09-30
UNITED CAPITAL CORP /DE/
filed 2006-11-09
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  and  Exchange Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing
requirements for the past 90 days.                               Yes |X|  No | |

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the  Exchange  Act.  Large
accelerated filer | |  Accelerated filer | |  Non-accelerated filer |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes | |  No |X|

The registrant had 8,278,543 shares of common stock, $.10 par value, outstanding as of November 8, 2006.

                         UNITED CAPITAL CORP. AND SUBSIDIARIES

                                         INDEX

                                                                                PAGE
                                                                                ----
                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of
          September 30, 2006 (Unaudited) and December 31, 2005......................3

          Condensed Consolidated Statements of Income for the
          Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited).......4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2006 and 2005 (Unaudited)...............5-6

          Notes to Condensed Consolidated Financial Statements (Unaudited).......7-14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................14-19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
          MARKET RISK..............................................................19

ITEM 4.   CONTROLS AND PROCEDURES..................................................20

                              PART II - OTHER INFORMATION

                                UNITED CAPITAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share data)

                                                                    September 30,        December 31,
                                                                        2006                 2005
                                                                    -------------        ------------
                                                                    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                         $  73,500            $  99,628
   Marketable securities                                                65,886               40,419
   Notes and accounts receivable, net                                    9,570                8,954
   Inventories                                                           4,856                4,426
   Prepaid expenses and other current assets                             1,403                1,407
   Deferred income taxes                                                  --                  2,389
                                                                     ---------            ---------
     TOTAL CURRENT ASSETS                                              155,215              157,223
                                                                     ---------            ---------

Property, plant and equipment, net                                       6,305                5,943
Real property held for rental, net                                      49,607               39,275
Investments in joint ventures                                            6,831                7,208
Non-current notes receivable                                             1,729                3,790
Other assets                                                             2,398                2,321
Non-current assets of discontinued operations                             --                    925
                                                                     ---------            ---------
     TOTAL ASSETS                                                    $ 222,085            $ 216,685
                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                              $     463            $     652
   Accounts payable and accrued liabilities                             11,506                9,045
   Income taxes payable                                                  5,395                5,142
   Deferred income taxes                                                   475                 --
   Current liabilities of discontinued operations                         --                     14
                                                                     ---------            ---------
     TOTAL CURRENT LIABILITIES                                          17,839               14,853
                                                                     ---------            ---------

Long-term debt                                                          11,790               12,140
Other long-term liabilities                                             14,896               30,546
Deferred income taxes                                                    1,861                3,496
                                                                     ---------            ---------
     TOTAL LIABILITIES                                                  46,386               61,035
                                                                     ---------            ---------

Commitments and contingencies

Stockholders' equity:
   Common stock $.10 par value, authorized 17,500 shares;
     issued and outstanding 8,276 and 8,737 shares, respectively           828                  874
   Retained earnings                                                   171,824              157,235
   Accumulated other comprehensive income (loss), net of tax             3,047               (2,459)
                                                                     ---------            ---------
     TOTAL STOCKHOLDERS' EQUITY                                        175,699              155,650
                                                                     ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 222,085            $ 216,685
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

                                             UNITED CAPITAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                             (In thousands, except per share data)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                     -------------------------       -------------------------
                                                                       2006            2005            2006            2005
                                                                     ---------       ---------       ---------       ---------
REVENUES:
   Net sales                                                         $  9,285        $  9,365        $ 28,225        $ 29,468
   Rental revenues from real estate operations                          7,153           5,509          21,434          16,530
                                                                     --------        --------        --------        --------
       Total revenues                                                  16,438          14,874          49,659          45,998
                                                                     --------        --------        --------        --------

COSTS AND EXPENSES:
   Cost of sales                                                        6,839           6,608          21,082          21,391
   Real estate operations:
     Mortgage interest expense                                            199              88             601             297
     Depreciation expense                                                 627             625           1,772           1,821
     Other operating expenses                                           3,380           1,998           9,636           6,048
   General and administrative expenses                                  1,552           1,627           5,713           4,908
   Selling expenses                                                       865             899           2,813           2,848
                                                                     --------        --------        --------        --------
       Total costs and expenses                                        13,462          11,845          41,617          37,313
                                                                     --------        --------        --------        --------

       Operating income                                                 2,976           3,029           8,042           8,685
                                                                     --------        --------        --------        --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                         1,919           1,143           4,700           3,292
   Interest expense                                                      --               (90)           --              (333)
   Other income and expense, net                                           62           3,372            (261)          4,802
                                                                     --------        --------        --------        --------
       Total other income                                               1,981           4,425           4,439           7,761
                                                                     --------        --------        --------        --------

Income from continuing operations before income taxes                   4,957           7,454          12,481          16,446

(Benefit) provision for income taxes                                  (15,667)          2,626         (12,987)          5,763
                                                                     --------        --------        --------        --------

INCOME FROM CONTINUING OPERATIONS                                      20,624           4,828          25,468          10,683
                                                                     --------        --------        --------        --------

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net of tax
     provision (benefit) of $4, ($14) and $31, respectively              --                 8             (20)             47
   Net gain on disposal of discontinued operations, net of
     tax provision of $561, $311 and $729, respectively                  --               841             465           1,092
                                                                     --------        --------        --------        --------

INCOME FROM DISCONTINUED OPERATIONS                                      --               849             445           1,139
                                                                     --------        --------        --------        --------

NET INCOME                                                           $ 20,624        $  5,677        $ 25,913        $ 11,822
                                                                     ========        ========        ========        ========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                                 $   2.49        $    .55        $   3.07        $   1.19
   Income from discontinued operations                                   --               .10             .05             .13
                                                                     --------        --------        --------        --------
   NET INCOME PER SHARE                                              $   2.49        $    .65        $   3.12        $   1.32
                                                                     ========        ========        ========        ========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                                 $   2.01        $    .45        $   2.50        $    .99
   Income from discontinued operations                                   --               .08             .04             .10
                                                                     --------        --------        --------        --------
   NET INCOME PER SHARE ASSUMING DILUTION                            $   2.01        $    .53        $   2.54        $   1.09
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

                                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                       2006              2005
                                                                                     ---------        -----------
                                                                                                      (Revised -
                                                                                                      See Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 25,913          $ 11,822
   Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
       Depreciation and amortization                                                    2,109             2,000
       Non-cash stock-based compensation                                                  807              --
       Net loss (gain) on sale of available-for-sale securities                           577              (906)
       Income from equity investments                                                    (209)           (3,347)
       Net gain on disposal of discontinued operations, net of tax                       (465)           (1,092)
       Net realized and unrealized loss (gain) on derivative instruments                   69              (664)
       Tax benefit from employee stock options                                           --                  80
       Changes in assets and liabilities:
         Notes and accounts receivable, net                                               167            (1,695)
         Inventories                                                                     (430)             (375)
         Prepaid expenses and other current assets                                          4                45
         Deferred income taxes                                                         (1,737)               42
         Other assets                                                                     (99)              100
         Accounts payable and accrued liabilities                                         816              (563)
         Income taxes payable                                                             (58)              126
         Other long-term liabilities                                                  (15,650)              (24)
                                                                                     --------          --------

            Net cash provided by operating activities of continuing operations         11,814             5,549
            Operating activities of discontinued operations                               (14)                3
                                                                                     --------          --------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                                  11,800             5,552
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                          (28,431)           (5,174)
   Proceeds from sale of available-for-sale securities                                 10,859            13,561
   Proceeds from sale of real estate assets                                             1,701             2,817
   Proceeds from sale of derivative instruments                                         1,576                82
   Purchase/issuance of notes receivable                                               (1,135)           (3,000)
   Principal payments on notes receivable                                               2,413             3,893
   Acquisition of property, plant and equipment                                        (1,149)           (1,229)
   Acquisition of/additions to real estate assets                                     (11,632)           (2,749)
   Distributions from joint ventures                                                      586            12,504
                                                                                     --------          --------

            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (25,212)           20,705
                                                                                     --------          --------

                                    UNITED CAPITAL CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                  2006               2005
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage obligations                                       (539)            (2,226)
   Purchase and retirement of common stock                                       (13,626)            (9,951)
   Proceeds from exercise of stock options                                           753                206
   Tax benefit from exercise of employee stock options                               696               --
                                                                                --------           --------
            Net cash used in financing activities of continuing operations       (12,716)           (11,971)
            Financing activities of discontinued operations                         --               (1,138)
                                                                                --------           --------
            NET CASH USED IN FINANCING ACTIVITIES                                (12,716)           (13,109)
                                                                                --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (26,128)            13,148

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    99,628             84,783
                                                                                --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 73,500           $ 97,931
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

         Interest                                                               $    603           $    624
                                                                                ========           ========

         Taxes                                                                  $  3,941           $  5,535
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

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America ("GAAP") for interim financial information and with the instructions  to Form 10-Q and Article 10 of Regulation  S-X, as  promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include
all  information  and  footnotes   required  by  GAAP  for  complete   financial
statements.

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

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January 2006  repurchase and retirement of 544 shares of common stock for an aggregate price of $13,323 or $24.50 per share. In addition,  during the nine months ended  September 30, 2006 and 2005, the Company  purchased and retired 14 and 425  shares  of  common  stock for an  aggregate  price of $303 and  $9,951, respectively.

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the nine months ended September 30, 2006 and 2005, the Company received proceeds of $753 and $206 from the  exercise  of 97 and 32 stock  options,  respectively.
During  2006,  the Company  recorded a tax benefit of $696 to retained  earnings related to the exercise of stock options.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                              ------------------------        ------------------------
                                                                2006            2005            2006            2005
                                                              --------        --------        --------        --------

Numerator:
   Income from continuing operations                          $20,624         $ 4,828         $25,468         $10,683
                                                              =======         =======         =======         =======

Denominator:
   Basic - weighted-average shares outstanding                  8,276           8,737           8,306           8,965
   Dilutive effect of employee stock options                    1,972           1,904           1,882           1,881
                                                              -------         -------         -------         -------
   Diluted - weighted-average shares outstanding               10,248          10,641          10,188          10,846
                                                              =======         =======         =======         =======

Basic earnings per share - continuing operations              $  2.49         $   .55         $  3.07         $  1.19
                                                              =======         =======         =======         =======
Diluted earnings per share - continuing operations            $  2.01         $   .45         $  2.50         $   .99
                                                              =======         =======         =======         =======

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
which  required  the Company to measure all  employee  stock-based  compensation awards using a fair value method and record the related expense in the financial statements.  The  Company  elected to use the  modified  prospective  transition method,  which  requires that  compensation  cost be recognized in the financial statements  for all awards  granted  after the date of  adoption  as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires  that prior  periods not be restated.  All periods presented  prior to  January  1,  2006 were  accounted  for in  accordance  with
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees" ("APB No. 25"). Accordingly,  no compensation cost was recognized for stock options granted prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company's common stock at the date of grant,  which is the  measurement  date.  The Company uses the  Black-Scholes model to estimate the value of stock options  granted  under SFAS No. 123R.  The
Company did not grant any options  during the nine months  ended  September  30,
2006 or 2005.

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

The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $807 and $518, respectively,  for the nine months ended  September 30, 2006.  The impact on net income per basic and diluted share for this period was $.06 and $.05 per share, respectively. No compensation costs relating to share-based  payments were recognized  during the three months ended
September  30,  2006.  Prior to the  adoption  of SFAS  No.  123R,  the  Company presented  the tax benefit  from the  exercise of stock  options as an operating cash flow in the Condensed Consolidated  Statements of Cash Flows. Upon adoption of SFAS No.  123R,  tax  benefits  resulting  from  deductions  in excess of the compensation  cost  recognized  for those options are  classified as a financing cash flow.

As of September 30, 2006, there were no unrecognized compensation costs relating to share-based payments.

The following table  illustrates the effect on net income and earnings per share for the three and nine months ended  September 30, 2005 had the Company  applied the  fair  value  recognition  provisions  of  SFAS  No.  123,  "Accounting  for
Stock-Based  Compensation,"  to  stock-based  employee  compensation  for  those periods.

                                                                  Three Months Ended      Nine Months Ended
                                                                  September 30, 2005      September 30, 2005
                                                                  ------------------      ------------------
Net income, as reported                                              $     5,677             $   11,822
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                               (283)                (1,229)
                                                                     -----------             ----------
Pro forma net income                                                 $     5,394             $   10,593
                                                                     ===========             ==========

Earnings per share:
   Basic - as reported                                               $       .65             $     1.32
                                                                     ===========             ==========
   Basic - pro forma                                                 $       .62             $     1.18
                                                                     ===========             ==========
   Diluted - as reported                                             $       .53             $     1.09
                                                                     ===========             ==========
   Diluted - pro forma                                               $       .51             $      .98
                                                                     ===========             ==========

A summary of the  activity of the  Company's  stock  options for the nine months ended September 30, 2006 is as follows:

                                                                                     Weighted-
                                                                        Weighted-     Average
                                                                         Average     Remaining     Aggregate
                                                                         Exercise   Contractual    Intrinsic
                                                            Shares        Price        Term          Value
                                                            ------     ----------   -----------    ---------
Outstanding at January 1, 2006                              5,398      $   11.54
Exercised                                                     (97)     $    7.76
                                                            -----
Outstanding and exercisable at September 30, 2006           5,301      $   11.61      3.9 Years     $ 79,931
                                                            =====                                   ========

The  aggregate  intrinsic  value in the table above  represents  the  difference between the Company's closing stock price on September 30, 2006 and the exercise price of each  stock  option,  multiplied  by the number of  in-the-money  stock options.  This amount  changes based upon the fair market value of the Company's stock.  The total  intrinsic value of options  exercised  during the nine months ended September 30, 2006 was $1,624.

5.    MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of marketable securities by type are as follows:

                                              Gross        Gross         Fair
                                            Unrealized   Unrealized     Market
                                  Cost        Gains        Losses       Value
                                ---------   ----------   ----------    ---------
SEPTEMBER 30, 2006:
Available-for-sale:
   Equity securities            $ 59,013     $  5,055     $   (406)    $ 63,662
   Bonds                           2,185           46           (7)       2,224
                                --------     --------     --------     --------
                                $ 61,198     $  5,101     $   (413)    $ 65,886
                                ========     ========     ========     ========
DECEMBER 31, 2005:
Available-for-sale:
   Equity securities            $ 44,074     $  2,931     $ (6,712)    $ 40,293
   Bonds                             129         --             (3)         126
                                --------     --------     --------     --------
                                $ 44,203     $  2,931     $ (6,715)    $ 40,419
                                ========     ========     ========     ========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains  (losses)  included  in the  determination  of net income are as follows:
                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                       2006           2005
                                                     ---------      ---------
Available-for-sale securities:
   Proceeds                                          $ 10,859       $ 13,561
   Gross realized gains                                   906            906
   Gross realized losses                               (1,483)          --

6.    INVENTORIES

The components of inventories are as follows:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    -------------   ------------
Raw materials                                          $2,283         $2,142
Work in process                                           504            462
Finished goods                                          2,069          1,822
                                                       ------         ------
                                                       $4,856         $4,426
                                                       ======         ======

7.    REAL ESTATE

      PROPERTY ACQUISITIONS

During May 2006, the Company purchased,  for cash, a commercial property located in Long Island City, New York for approximately $8,531.

      PROPERTY SALES

During the nine months ended September 30, 2006, the Company  divested itself of a  commercial  property  which had a net book value of $925 from its real estate investment  and  management  segment.  The proceeds from this  transaction  were
$1,701 resulting in a gain of $465, on a net of tax basis.

During the nine months ended September 30, 2005, the Company  divested itself of three  commercial  properties  which had a net book  value of $996 from its real estate  investment and  management  segment.  The aggregate  proceeds from these transactions were $2,817 resulting in a gain of $1,092, on a net of tax basis.

The results of operations for  properties  sold prior to September 30, 2006 have been  reclassified to discontinued  operations,  on a net of tax basis,  for the three and nine months ended  September 30, 2006 and 2005.  Summarized  financial information for properties sold and accounted for as discontinued  operations is as follows:

                                                     Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                     ------------------          ------------------
                                                      2006        2005            2006        2005
                                                     ------      ------          ------      ------
Rental revenues from real estate operations          $  --       $  40           $  --       $ 223
Mortgage interest expense                               --         (11)             --         (55)
Depreciation expense                                    --          --              --         (12)
Other operating expenses                                --         (17)            (34)        (78)
                                                     -----       -----           -----       -----
Income (loss) from operations                        $  --       $  12           $ (34)      $  78
                                                     =====       =====           =====       =====

      PROPERTIES HELD FOR SALE

As of September 30, 2006, there were no properties  considered by the Company to be held for sale.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options.  At September 30, 2006 and December 31,
2005, the fair value of such  derivatives  was ($1,646) and ($1),  respectively, which are recorded as a component of accounts payable and accrued liabilities in the Condensed  Consolidated Balance Sheets. These instruments do not qualify for hedge  accounting  and  therefore  changes  in the  derivatives'  fair value are recognized in earnings.  The Company  recognized  ($69) and $664 in net realized and unrealized  (losses) gains from  derivative  instruments for the nine months ended  September  30, 2006 and 2005,  respectively,  which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,750 and
$9,900 recorded in accounts payable and accrued  liabilities and other long-term liabilities at September 30, 2006 and December 31, 2005, respectively,  to cover such matters.

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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable  that a liability has been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment  date.  During  2006,  the Company  reversed  approximately
$17,000 in long-term and deferred income tax liabilities relating to certain tax matters for which the statue of limitations  has expired.  None of the remaining matters are  expected to result in a material  adverse  effect on the  Company's consolidated financial position or results of operations.

10.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                                ----------------------       ----------------------
                                                                  2006         2005            2006         2005
                                                                ---------    ---------       ---------    ---------
Net income                                                      $ 20,624     $  5,677        $ 25,913     $ 11,822
Other comprehensive income, net of tax:
   Change in net unrealized gain (loss) on available for
     sale securities, net of tax effect of ($2,777),
     $826, ($2,764) and $1,142, respectively                       5,157       (1,534)          5,131       (2,121)

   Reclassification adjustment for net (gains) losses
     realized in net income, net of tax effect of $72,
     $65, ($202) and $157, respectively                             (133)        (120)            375         (291)
                                                                --------     --------        --------     --------
Comprehensive income                                            $ 25,648     $  4,023        $ 31,419     $  9,410
                                                                ========     ========        ========     ========

Accumulated  other  comprehensive  income  (loss)  included  as a  component  of stockholders' equity at September 30, 2006 and December 31, 2005 consists of net unrealized  gains  (losses)  on  available-for-sale  securities  of  $3,047  and
($2,459), which is net of $1,641 and ($1,325) of taxes, respectively.

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

Operating results of the Company's business segments are as follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                                ----------------------       ----------------------
                                                                  2006         2005            2006         2005
                                                                ---------    ---------       ---------    ---------
Net revenues and sales:
   Real estate investment and management                        $  4,716     $  4,505        $ 14,777     $ 13,744
   Hotel operations                                                2,437        1,004           6,657        2,786
   Engineered products                                             9,285        9,365          28,225       29,468
                                                                --------     --------        --------     --------
                                                                $ 16,438     $ 14,874        $ 49,659     $ 45,998
                                                                ========     ========        ========     ========
Operating income:
   Real estate investment and management                        $  2,689     $  2,421        $  9,110     $  8,133
   Hotel operations                                                  258          377             315          231
   Engineered products                                               790        1,026           1,965        2,799
   General corporate expenses                                       (761)        (795)         (3,348)      (2,478)
                                                                --------     --------        --------     --------
                                                                   2,976        3,029           8,042        8,685
Other income, net                                                  1,981        4,425           4,439        7,761
                                                                --------     --------        --------     --------

Income from continuing operations before income
   taxes                                                        $  4,957     $  7,454        $ 12,481     $ 16,446
                                                                ========     ========        ========     ========

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

Net periodic pension expense consists of the following:

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    -------------------      -------------------
                                     2006         2005        2006         2005
                                    ------       ------      ------       ------
Service cost                        $ (77)       $ (74)      $(223)       $(222)
Interest cost                        (163)        (165)       (492)        (495)
Actual return on plan assets          325          160         331           77
Net amortization and deferral        (159)           2         176          441
                                    -----        -----       -----        -----
Net periodic pension expense        $ (74)       $ (77)      $(208)       $(199)
                                    =====        =====       =====        =====

The Company did not  contribute to the pension plan during the nine months ended
September 30, 2006 as the plan has been overfunded.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
interpretation  of FASB  Statement  No. 109" ("FIN 48").  FIN 48  clarifies  the accounting for uncertainty in income taxes  recognized in a company's  financial statements in accordance  with SFAS No. 109,  "Accounting for Income Taxes." FIN
48  prescribes  a  recognition  threshold  and  measurement  attribute  for  the financial  statement  recognition  and  measurement  of a tax position  taken or expected  to be taken in a tax  return.  FIN 48 is  effective  for fiscal  years beginning  after  December 15, 2006.  The Company is  currently  evaluating  the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

In  September  2006,  the FASB issued SFAS No.  157,  "Fair Value  Measurements"
("SFAS No. 157").  SFAS No. 157 defines fair value,  establishes a framework for measuring fair value in generally accepted  accounting  principles,  and expands disclosures  about fair value  measurements.  SFAS No. 157  applies  under other
accounting   standards   that   require  or  permit  fair  value   measurements.
Accordingly,  SFAS No. 157 does not require any new fair value measurement. SFAS
No. 157 emphasizes that fair value is a market-based  measurement that should be determined  based on the  assumptions  that  market  participants  would  use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and  liabilities,  the inputs used to develop the  measurements  and the effect of certain of the  measurements  on earnings  (or changes in net assets) for the period.  SFAS No. 157 is  effective for financial  statements  issued for fiscal years  beginning after November 15,
2007, and interim  periods  within those fiscal years.  The Company is currently evaluating the effect,  if any, that SFAS No. 157 will have on its  consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the  Effects of Prior  Year  Misstatements  when  Quantifying  Misstatements  in
Current  Year  Financial  Statements"  ("SAB No.  108").  SAB No.  108  provides guidance  on the  consideration  of the effects of prior year  misstatements  in quantifying  current year  misstatements for the purpose of determining  whether the current year's financial statements are materially misstated. SAB No. 108 is effective as of the end of the Company's  2006 fiscal year,  allowing a one-time transitional  cumulative effect adjustment to beginning  retained earnings as of
January 1, 2006, for errors that were not previously  deemed  material,  but are material  under the  guidance in SAB No. 108.  The Company  does not believe the adoption  of SAB  No.  108  will  have a  material  impact  on its  consolidated financial position or results of operations.

In September  2006,  the FASB issued SFAS No. 158,  "Employers'  Accounting  for
Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of FASB
Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires an employer to recognize the  over-funded  or  under-funded  status of a defined benefit  postretirement  plan (other than a  multiemployer  plan) as an asset or liability in its  statement of  financial  position and to recognize  changes in that funded status in the year in which the changes occur through  comprehensive income.  SFAS No. 158 also  requires  the  measurement  of defined  benefit plan assets  and  obligations  as of the  date  of  the  employer's  fiscal  year-end statement of financial position. SFAS No. 158 is effective for the Company as of
December 31, 2007, except for the measurement date provision, which is effective
December 31, 2009. The Company is currently  evaluating the effect, if any, that
SFAS No.  158 will have on its  consolidated  financial  position  or results of operations.

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

RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net income increased $14,947 or 263% for the quarter ended September 30, 2006 to
$20,624,  compared to $5,677 for the quarter ended  September 30, 2005. On a per share  basis,  net income  was $2.49 per basic  share for the  current  quarter, compared to $.65 per basic share for the comparable 2005 period.  Total revenues increased $1,564 or 10.5% for the third quarter of 2006 to $16,438,  compared to
$14,874 for the third quarter of 2005. Income from continuing operations for the three months ended  September 30, 2006 was $20,624 or $2.49 per basic share,  an increase of $15,769 or 327% over income from continuing  operations of $4,828 or
$.55 per basic share for the three months ended September 30, 2005.

For the nine months ended  September 30, 2006, net income  increased  $14,091 or
119% to $25,913 or $3.12 per basic share, compared to $11,822 or $1.32 per basic share for the comparative 2005 period.  Total revenues increased $3,661 or 8% to
$49,659 for the nine months ended  September  30, 2006,  compared to $45,998 for the same nine month period in 2005.

The three  and nine  month  periods  ended  September  30,  2006 were  favorably impacted by the  reversal of  approximately  $17,000 in  long-term  and deferred income tax  liabilities  related to certain  tax matters for which the statue of limitations has expired.

      REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                               Three Months Ended                              Nine Months Ended
                                               September 30, 2006                              September 30, 2006
                                   ------------------------------------------      ------------------------------------------
                                                      Hotel                                           Hotel
                                   Real Estate      Operations        Total        Real Estate      Operations        Total
                                   ------------------------------------------      ------------------------------------------
Rental revenues                     $  4,716        $  2,437        $  7,153        $ 14,777        $  6,657        $ 21,434
Mortgage interest expense                (68)           (131)           (199)           (204)           (397)           (601)
Depreciation expense                    (427)           (200)           (627)         (1,180)           (592)         (1,772)
Other operating expenses              (1,532)         (1,848)         (3,380)         (4,283)         (5,353)         (9,636)
                                    --------        --------        --------        --------        --------        --------
Income from operations              $  2,689        $    258        $  2,947        $  9,110        $    315        $  9,425
                                    ========        ========        ========        ========        ========        ========

                                               Three Months Ended                              Nine Months Ended
                                               September 30, 2005                              September 30, 2005
                                   ------------------------------------------      ------------------------------------------
                                                      Hotel                                           Hotel
                                   Real Estate      Operations        Total        Real Estate      Operations        Total
                                   ------------------------------------------      ------------------------------------------
Rental revenues                     $  4,505        $  1,004        $  5,509        $ 13,744        $  2,786        $ 16,530
Mortgage interest expense                (88)           --               (88)           (297)           --              (297)
Depreciation expense                    (510)           (115)           (625)         (1,477)           (344)         (1,821)
Other operating expenses              (1,486)           (512)         (1,998)         (3,837)         (2,211)         (6,048)
                                    --------        --------        --------        --------        --------        --------
Income from operations              $  2,421        $    377        $  2,798        $  8,133        $    231        $  8,364
                                    ========        ========        ========        ========        ========        ========

REAL ESTATE INVESTMENT AND MANAGEMENT

Rental revenues from the real estate investment and management segment increased
$211 or 4.7% to $4,716 for the quarter  ended  September  30, 2006 and $1,033 or
7.5% to $14,777 for the nine months ended  September  30, 2006,  compared to the corresponding periods in 2005. These increases are primarily the result of lease renewals at higher  rents  ($531 and $1,679 for the three and nine months  ended
September 30, 2006,  respectively) offset by recurring tenant turnover ($314 and
$1,090 for the three and nine months ended September 30, 2006, respectively). In addition,  during the first quarter of 2006, the Company  recognized  additional revenue from a non-recurring  transaction  ($500).  In general,  rental revenues from the Company's real estate properties do not fluctuate  significantly due to the long-term nature of the Company's  leases.  However,  future rental revenues could be affected by lease renewals, terminations,  step-ups and escalations and by the purchase or sale of additional properties.

Mortgage interest expense decreased $20 or 22.7% for the quarter ended September
30, 2006 and $93 or 31.3% for the nine months ended September 30, 2006, compared to the  corresponding  periods  in 2005,  as a  result  of  continuing  mortgage amortization. Mortgage interest expense on existing obligations of the Company's real estate  investment  and  management  segment will  continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$83 or 16.3% for the quarter ended  September 30, 2006 and $297 or 20.1% for the nine months ended September 20, 2006,  compared to the corresponding  periods in
2005.  These  decreases  were  primarily  attributable  to reduced  depreciation expense  associated  with certain  properties  or  improvements  becoming  fully depreciated  in the current and prior year ($158 and $457 for the three and nine months ended September 30, 2006,  respectively).  These decreases were partially offset by an increase in depreciation expense related to additions over the past twelve  months ($95 and $189 for the three and nine months ended  September  30,
2006,  respectively).  Depreciation  expense on the Company's properties for the full year of 2006 should  continue to decline as  additional  properties  become fully  depreciated.  Due to the May 2006  purchase of a commercial  property and other  expenditures for capital  improvements  incurred during the current year, depreciation  expense on the  Company's  properties  should  increase  in future years.

Other  operating  expenses  associated  with the  management of real  properties increased $46 or 3.1% for the quarter ended September 30, 2006 and $446 or 11.6%
for the nine months ended  September  30, 2006,  compared to the same periods in

2005,  primarily related to a property converted from a triple net lease in 2005
($20  and  $407  for the  three  and  nine  months  ended  September  30,  2006, respectively).

HOTEL OPERATIONS

The hotel  operations  segment  owns and  operates  three  hotels.  The  Company acquired a hotel in November 2005,  located in Windsor Locks,  Connecticut.  The
increases  in  hotel   operating   revenues  and  related   mortgage   interest,
depreciation  and other  operating  expenses for the three and nine months ended
September 30, 2006, compared to the same period in 2005 are primarily the result of the acquisition of this hotel.  Future hotel operating  revenues and expenses will vary based on demand  and  desirability  of these  properties  compared  to others in their  immediate  proximity  and may be  influenced by local and other economic conditions, including the room rate of the hotels.

ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                ----------------------    ----------------------
                                                  2006         2005         2006         2005
                                                ---------    ---------    ---------    ---------
Net sales                                       $  9,285     $  9,365     $ 28,225     $ 29,468
Cost of sales                                     (6,839)      (6,608)     (21,082)     (21,391)
Selling, general and administrative expenses      (1,656)      (1,731)      (5,178)      (5,278)
                                                --------     --------     --------     --------
Operating income                                $    790     $  1,026     $  1,965     $  2,799
                                                ========     ========     ========     ========

Net sales of the  engineered  products  segment  decreased  less than 1% for the quarter  ended  September  30, 2006 and $1,243 or 4.2% for the nine months ended
September 30, 2006, compared with the results of the corresponding 2005 periods.
These  decreases  were  primarily  due to a  decreased  demand in the  Company's automotive product line which is a result of continued softening of sales in the automotive industry,  offset by an increase in transformer  products,  primarily related to a general increase in capital spending.  Although management believes that sales of its engineered products segment are directly influenced by general
economic   conditions,   worldwide  automotive  demand  and  industrial  capital
spending,  future  sales of this  segment  could also be  affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased 3.1% and 2.1% for the three and
nine  months  ended   September   30,  2006,   respectively,   compared  to  the
corresponding  periods in 2005. These increases  primarily related to the mix of products  sold and an increase in the cost of raw  materials,  primarily  copper components,  which,  where  possible,  have  been  passed  along  to  customers.
Continued  increases in the price of raw materials could effect the gross margin and operating profit of the engineered products segment.

Selling,  general and administrative expenses of the engineered products segment decreased $75 or 4.3% for the quarter ended  September 30, 2006 and $100 or 1.9%
for the nine months  ended  September  30, 2006,  compared to the  corresponding period of 2005.  The decrease  for the quarter is primarily  due to decreases in payroll and payroll  related  expenses ($44) and  professional  fees ($35). On a year-to-date basis, the decrease is primarily due to decreases in European sales office expenses ($144),  travel and related expenses ($86) and professional fees
($77),  partially  offset by an increase in payroll and payroll related expenses
($235).

      GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased $34 or 4.3% for the quarter  ended  September 30, 2006 and increased $870 or 35.1% for the nine months ended  September 30, 2006,  compared to such expenses incurred for the comparable 2005 periods.  The decrease for the quarter is primarily due to a decrease in travel and related expenses ($48). The increase for the year-to-date  period primarily relates to compensation  expense associated  with unvested stock options  resulting from the adoption of SFAS No.
123R  effective  January  1,  2006  ($807)  (see  Note 4 of Notes  to  Condensed
Consolidated Financial Statements). All unrecognized compensation costs relating to share-based payments were expensed in the first half of 2006.

OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                            ----------------------       -----------------------
                                                              2006          2005           2006           2005
                                                            --------      --------       --------       --------
Net gain (loss) on sale of available-for-sale securities    $   205       $   185        $  (577)       $   906
Net realized and unrealized (loss) gain on derivative
   instruments                                                 (131)         --              (69)           664
Litigation settlement                                          --            --              422           --
Equity in earnings (losses) of hotel ventures                  --           3,182            (35)         3,079
Other, net                                                      (12)            5             (2)           153
                                                            -------       -------        -------        -------
                                                            $    62       $ 3,372        $  (261)       $ 4,802
                                                            =======       =======        =======        =======

      INCOME TAXES

The  effective  tax rate for the three and nine months ended  September 30, 2006 was favorably impacted by the reversal of approximately $17,000 in long-term and deferred  income tax  liabilities  related to certain  tax matters for which the statue of limitations  has expired.  Excluding this reversal,  the effective tax rate from  continuing  operations for the three and nine months ended  September
30, 2006 was 33.5% and 34.8%, respectively.  For the three and nine months ended
September 30, 2005, the effective tax rate from continuing  operations was 35.2%
and 35.0%, respectively.

      DISCONTINUED OPERATIONS

Loss from  operations  on  properties  sold and  accounted  for as  discontinued
operations was $20, on a net of tax basis,  for nine months ended  September 30,
2006.   Income  from   operations  on  properties  sold  and  accounted  for  as
discontinued operations was $8 and $47, on a net of tax basis, for the three and nine months ended September 30, 2005, respectively. Prior year amounts have been reclassified  to reflect  results of operations of real  properties  sold during
2006 and  2005,  as  discontinued  operations.  As of  September  30,  2006,  no properties  were  classified as held for sale.  Net gain on the disposal of real estate assets accounted for as discontinued  operations was $465 for nine months ended  September  30,  2006,  and $841 and $1,092 for the three and nine  months ended  September  30, 2005,  respectively,  on a net of tax basis (see Note 7 of
Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company  experienced  a net cash inflow from  operations  of $11,800 for the nine months ended  September 30, 2006 versus $5,552 for the same period of 2005.
This $6,248 increase in operating cash flow results principally from an increase
in  operating  income  before  non-cash  charges,   including  depreciation  and
compensation  costs  resulting from the adoption of SFAS No. 123(R),  as well as
working  capital  changes,   particularly  a  decrease  in  notes  and  accounts
receivables, net and an increase in accounts payable and accrued liabilities.

Net cash used in  investing  activities  was $25,212  for the nine months  ended
September 30, 2006 versus net cash  provided by investing  activities of $20,705 for the nine months ended September 30, 2005. This change primarily results from the timing of the purchase or sale of available for sale  securities  ($25,959), lower distributions from joint ventures ($11,918) which included the sale of the
Company's interest in a hotel venture in 2005, and the acquisition  of/additions to real estate  assets  ($8,883)  which  included  the  purchase of a commercial property in 2006.

Net cash used in financing  activities  was $12,716 and $13,109  during the nine months ended  September  30, 2006 and 2005,  respectively.  The decrease in cash used for financing  activities  primarily  results from a reduction in principal payments on mortgage  obligations,  including  those  classified as discontinued
operations  ($2,825),  additional tax benefits  related to the exercise of stock options  ($696) during the current and prior year and  additional  proceeds from such  exercises in the current year ($547) which is offset by an increase in the purchase  and  retirement  of common  stock during the first nine months of 2006
($13,626) over that purchased during the same period of 2005 ($9,951).

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

At September 30, 2006,  the Company's  cash and  marketable  securities  totaled
$139.4  million and  working  capital  was $137.4  million  compared to cash and marketable securities of $140.0 million and working capital of $142.4 million at
December 31, 2005.  Management  continues to believe that the real estate market is overvalued  and  accordingly  acquisitions  have been limited to those select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow its portfolio,  if and when  attractive long-term opportunities become available.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short and participate in put and/or call options. These instruments do not qualify for hedge  accounting  and therefore  changes in such  derivatives  fair value are recognized in earnings.  These derivatives are recorded as a component of accounts  payable  and  accrued  liabilities  in the  Condensed  Consolidated
Balance Sheets which amounted to $1,646 at September 30, 2006.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in Euros  were 5.6% and 5.8% for the three and nine months ended  September  30, 2006 and 5.9% and 7.6% for the three and nine months ended  September 30, 2005,  respectively.  As such, a portion of the Company's  receivables  are exposed to  fluctuations  with the U.S.  dollar.

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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated  payment  date.  During  2006,  the Company  reversed  approximately
$17,000 in long-term and deferred income tax liabilities relating to certain tax matters for which the statue of limitations  has expired.  None of the remaining matters are  expected to result in a material  adverse  effect on the  Company's consolidated financial position or results of operations.

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

Refer to the  Company's  2005 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 4 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of SFAS No. 123R  effective  January 1, 2006.  There were no other material  changes to the Company's  critical  accounting  policies during the nine months ended September 30, 2006.

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
Date:  November 8, 2006
                                     By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

