Form 10-K
period 2006-12-31
UNITED CAPITAL CORP /DE/
filed 2007-03-30
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is a well-known  seasoned issuer,  as
defined in Rule 405 of the Securities Act.                       Yes | |  No|X|

Indicate  by check mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Act.                      Yes | |  No|X|

Indicate  by check  mark  whether  the  registrant  (1) has filed all  reports required  to be filed by Section 13 or 15(d) of the  Securities  and  Exchange
Act of 1934 during the  preceding 12 months (or for such  shorter  period that the registrant  was required to file such  reports),  and (2) has been subject
to such filing requirements for the past 90 days.                Yes |X|  No| |

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K |X|.

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer | |   Accelerated filer | |    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                              Yes | |  No|X|

The  aggregate  market  value  of  the  shares  of  the  voting  stock  held  by
nonaffiliates  of  the  registrant  as  of  June  30,  2006  was   approximately
$50,948,000.

The number of shares of the registrant's $.10 par value common stock outstanding as of March 16, 2007 was 8,278,543.

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
BY UNITED CAPITAL CORP.  ("WE," "OUR" OR THE  "COMPANY") OR ITS  REPRESENTATIVES
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
NOT BE REGARDED AS A REPRESENTATION  BY THE COMPANY OR ANY OTHER PERSON THAT THE
OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY ALSO ASSUMES NO
OBLIGATION  TO PUBLICLY  UPDATE OR REVISE ITS  FORWARD-LOOKING  STATEMENTS OR TO
ADVISE OF CHANGES IN THE ASSUMPTIONS AND FACTORS ON WHICH THEY ARE BASED.

ITEM 1.  BUSINESS

GENERAL

United  Capital  Corp.,  incorporated  in  1980  in  the  State  of  Delaware, currently has three industry segments:

   1. Real Estate  Investment and Management.
   2. Hotel Operations.
   3. Engineered Products.

The Company also invests  excess  available  cash in marketable  securities  and other financial instruments.

DESCRIPTION OF BUSINESS

   REAL ESTATE INVESTMENT AND MANAGEMENT

The Company is engaged in the business of investing in and managing  real estate properties and the making of high-yield,  short-term  loans secured by desirable properties.  Most real estate  properties  owned by the Company are leased under net leases whereby the tenants are responsible for all expenses  relating to the leased premises,  including  taxes,  utilities,  insurance and maintenance.  The
Company owns properties that it manages which are leased primarily as department stores,  shopping centers,  restaurants and office buildings around the country.
The  Company  also owns  day-care  centers  located in New York City,  which are primarily  operated  by the City of New York.  In  addition,  the  Company  owns properties  available for sale and lease with the  assistance of a consultant or realtor working in the locale of the premises.

The  majority of  properties  are leased to single  tenants.  As of December 31,
2006, 95.6% of the total square footage of the Company's real estate  properties was leased.

   HOTEL OPERATIONS

The Company's hotel  operations  segment consists of three hotels located in the
United States. Each are managed through a regional hotel management company with local  on-site  management  responsible  for all  day-to-day  operations  of the hotels.

The hotel industry is seasonal in nature.  However, the periods during which the
Company's  properties  experience  higher or lower  levels  of demand  vary from property to property and depend principally upon location.  Two of the Company's hotels are located in the vicinity of airports  which,  during  extreme  weather conditions, may be favorably impacted from transient guests.

   ENGINEERED PRODUCTS

The  Company's   engineered   products  are  manufactured   through  Metex  Mfg.
Corporation   ("Metex")  and  AFP   Transformers,   LLC  ("AFP   Transformers"),
wholly-owned  subsidiaries  of  the  Company.  The  knitted  wire  products  and components  manufactured by Metex must function in adverse environments and meet rigid performance requirements. The principal areas in which these products have application  are as  high  temperature  gaskets,  seals,  components  for use in airbags, shock and vibration isolators, noise reduction elements and air, liquid and solid  filtering  devices  serving  the  automotive,  aerospace  and general industrial markets.

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

For the years ended December 31, 2006, sales by the engineered  products segment to General Motors and Autoliv,  its largest  customers,  accounted for 15.6% and
10.5% of the segment's  sales,  respectively.  For the years ended  December 31,
2005 and 2004,  sales by the  engineered  products  segment  to  General  Motors accounted for 17.0% and 18.7% of the  segment's  sales,  respectively.  No other customer exceeded 10% of the segment's sales during the last three years.

Approximately  14.2%,  18.0%  and  16.6% of 2006,  2005  and  2004  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

   SUMMARY FINANCIAL INFORMATION

The  following  table  sets  forth the  revenues,  operating  income  (loss) and identifiable assets of each business segment of the Company.

                                                              Year Ended December 31,
                                                      --------------------------------------
                                                         2006          2005         2004
                                                      ---------     ---------     ---------
(In thousands)
NET REVENUES AND SALES:
  Real estate investment and management ..............$  19,403     $  17,962     $  18,448
                                                      =========     =========     =========
  Hotel operations ...................................$   8,807     $   3,944     $   3,156
                                                      =========     =========     =========
  Engineered products ................................$  37,158     $  38,201     $  38,335
                                                      =========     =========     =========

OPERATING INCOME (LOSS):
  Real estate investment and management ..............$  12,025     $  10,627     $  10,956
                                                      =========     =========     =========
  Hotel operations ...................................$     418     $     333     $    (216)
                                                      =========     =========     =========
  Engineered products ................................$   2,784     $   3,175     $   4,187
                                                      =========     =========     =========

IDENTIFIABLE ASSETS
  Real estate investment and management and
  corporate assets ...................................$ 196,685     $ 191,761     $ 197,952
                                                      =========     =========     =========
  Hotel operations ...................................$  14,841     $  13,227     $   2,572
                                                      =========     =========     =========
  Engineered products ................................$  12,074     $  11,697     $  12,200
                                                      =========     =========     =========

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
The price and  availability  of raw  materials  can be volatile  due to numerous
factors  beyond  the  Company's   control,   including   general   domestic  and
international economic conditions,  labor costs, supply and demand, competition, import duties and tariffs and currency  exchange  rates.  Although these factors could  significantly  affect  the  availability  and cost of the  Company's  raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company's  customers based upon contractual commitments,  historical  buying practices and market  conditions.  To date, the
Company has limited their exposure  related to the effects that have arisen from these  factors by various  methods  including  finding  alternate  sources or by having suppliers and/or customers absorb any additional related costs.  Although management  does not expect  such  matters  to  adversely  effect the  Company's financial  position in the future,  it is uncertain  what effect,  if any,  such factors could have on the cost of such materials. An interruption in the supply, or a significant increase in the cost, of the Company's raw materials could have a material  adverse effect on the Company's  revenues,  results of operations or cash flows.  The  Company  has not had and does not expect to have any  problems fulfilling its raw material requirements during 2007.

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

   EMPLOYEES

At March 16, 2007, the Company employed approximately 230 persons, approximately
140 of which are covered by a collective  bargaining  agreement  that expires in
February 2011. The Company believes that its relationship  with its employees is good.

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

The Company's hotels compete with national, regional and local hotels in each of their  geographic  markets.  Competition  is based on a number of factors,  most notably convenience of location, brand affiliation, price, range of services and guest amenities  offered,  quality of customer service and the overall condition of the property.

The Company  competes with at least 20 other companies in the sale of engineered products.  The Company emphasizes product  performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

   BACKLOG

The dollar value of unfilled orders of the Company's engineered products segment was  approximately  $3.1  million  and $2.4  million at  December  31,  2006 and
December 31, 2005,  respectively.  The increase in backlog is principally due to growth  in the  Company's  transformer  product  line.  It is  anticipated  that substantially all of the 2006 backlog will be filled in 2007.  Substantially all of the 2005 backlog was filled in 2006. The order backlog referred to above does not  include  any order  backlog  with  respect  to sales of  knitted  wire mesh components  for  exhaust  emission  control  devices,  exhaust  seals or  airbag components because of the manner in which customer orders are received.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such  matters in the  future.  The  Company  had  approximately  $9.7 million and $9.9 million  recorded in accounts  payable and accrued  liabilities and other long-term liabilities as of December 31, 2006 and 2005,  respectively, to cover such matters.

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

OFF-BALANCE SHEET OBLIGATIONS COULD DEPLETE OUR LIQUIDITY AND CAPITAL
RESOURCES.

We do not have any off-balance sheet arrangements that we believe are reasonably likely to have a material  current or future effect on our financial  condition, changes in financial  condition,  revenues or expenses,  results of  operations, liquidity,  capital  expenditures  or capital  resources.  The debt of the joint venture in which we  currently  have an  ownership  interest  is a  non-recourse obligation and is collateralized by the entity's real property.  We believe that with each  arrangement  the value of the  underlying  property and its operating cash flows are sufficient to satisfy its  obligations.  In addition,  we are not obligated  for the  debts of the  joint  venture.  However,  we could  decide to satisfy the debts of the joint venture to protect our investment. In such event, our capital  resources and financial  condition would be reduced and, in certain instances,  the carrying  value of our  investment and our results of operations would be negatively impacted.

OPERATING  RESULTS OF OUR HOTEL OPERATIONS ARE SUBJECT TO CONDITIONS COMMON IN
THE LODGING INDUSTRY.

Changes in certain factors could adversely  impact hotel room demand and pricing and result in reduced occupancy or could otherwise  adversely affect our results of operations and financial condition. These factors include:

   o local  conditions  such as an oversupply  of, or a reduction in demand for, hotel rooms;

   o the  attractiveness  of our hotels to consumers and competition  from other hotels;

   o the quality,  philosophy and  performance of the managers of our hotels;

   o increases in operating  costs due to  inflation  and other  factors such as increases in the price of energy, healthcare or insurance;

   o changes in travel patterns,  extreme weather conditions and cancellation of or  changes  in  events  scheduled  to  occur in our  markets;  and

   o other unpredictable  external factors,  such as acts of god, war, terrorist
     attacks,  epidemics,   airline  strikes,   transportation  and  fuel  price
     increases and severe weather, may reduce business and leisure travel.

OUR ENGINEERED PRODUCTS SEGMENT RELIES ON SIGNIFICANT CUSTOMERS.

The Company  sells its  engineered  products to many  customers  throughout  the world. Historically,  a small number of customers have accounted for significant portions of these sales.  For the year ended  December  31,  2006,  sales by the
engineered  products  segment  to  General  Motors  and  Autoliv,   its  largest
customers,  accounted for 15.6% and 10.5% of the segment's sales,  respectively.
Since our engineered  products  segment  accounted for 56.8% of our consolidated revenues in 2006, the loss of either of these customers  would adversely  affect our revenues, cash flows and results of operations.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market  price of our common  stock has been  volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31,
2006, the closing sales price of our common stock fluctuated  between $20.75 and
$30.30 per share and subsequent to December 31, 2006 the market price had a high of $35.15 per share.

The  stock  market  has  experienced  extreme  volatility  that  often  has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

MR. A.F. PETROCELLI CAN CONTROL THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER
APPROVAL.

As of the date of this  Annual  Report on Form 10-K,  Mr. A.F.  Petrocelli,  the
Company's Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate,  approximately  66.6% of the Company's  outstanding  common stock
(exclusive of options).  Such amount  includes  shares held by his wife but does not  include  shares  held  by  the  adult  children  or  grandchildren  of  Mr.
Petrocelli.   Accordingly,   Mr.   Petrocelli  is  therefore  able  to  exercise
considerable  influence  over the outcome of all matters  requiring  stockholder approval,  including the election of directors  and the approval of  significant corporate transactions, such as mergers or other business combinations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

REAL PROPERTY HELD FOR RENTAL OR SALE

As of March 16, 2007,  the Company owned 155  properties  throughout  the United
States.  The properties  are primarily  leased under  long-term net leases.  The
Company's  classification and gross carrying value of its properties,  inclusive of those  held  for  sale  and  classified  as  discontinued  operations  in the
Company's Consolidated Financial Statements (see Note 2 of Notes to Consolidated
Financial Statements), at December 31, 2006 are as follows:

                                               Gross
                                             Carrying                   Number of
(Dollars in thousands)                         Value      Percentage    Properties
                                             --------     ---------     ----------
Shopping centers and retail outlets ......   $ 54,779        45.7%           19
Commercial properties ....................     42,019        35.1%           89
Day-care centers .........................      5,728         4.8%            9
Hotel properties .........................     12,977        10.8%            3
Other ....................................      4,324         3.6%           38
                                             --------       -----           ---
                                             $119,827       100.0%          158
                                             ========       =====           ===

The following summarizes the Company's properties by geographic area at December
31, 2006:

                                              Gross          Number
                                             Carrying         of
                                              Value        Properties
                                             --------      ----------
(Dollars in thousands)
Northeast ................................   $ 56,067          96
Southeast ................................     21,401          20
Midwest ..................................     21,395          24
Southwest ................................      5,665           5
Pacific Coast ............................     12,165           6
Pacific Northwest ........................        861           4
Rocky Mountain ...........................      2,273           3
                                             --------         ---
                                             $119,827         158
                                             ========         ===

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

   COMMERCIAL PROPERTIES

Commercial  properties consist of properties leased as 54 restaurants,  11 Midas
Muffler Shops, two convenience stores,  seven office buildings and miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal  options at higher rents.  Certain of these leases also  provide for  additional  rents  based on sales  volume.  The  restaurants, located  throughout the United States,  include properties leased as McDonald's,
Burger King,  Dunkin'  Donuts,  Pizza Hut,  Hardee's,  Wendy's,  Kentucky  Fried
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

                                                2006                 2005
                                        ------------------    ------------------
                                         High        Low        High       Low
                                        -------    -------    -------    -------

FIRST QUARTER ......................    $ 27.13    $ 23.90    $ 26.01    $ 22.26
SECOND QUARTER .....................    $ 26.50    $ 20.75    $ 29.49    $ 21.02
THIRD QUARTER ......................    $ 27.80    $ 25.07    $ 26.24    $ 23.20
FOURTH QUARTER .....................    $ 30.30    $ 25.85    $ 25.69    $ 21.15

As of March 16,  2007,  there  were  approximately  244  record  holders  of the
Company's  Common Stock.  The closing sales price for the Company's Common Stock on such date was $34.40. The Company has not declared a dividend during the past two  years.  While the  Company  does not  currently  expect  to pay  additional dividends, the Board of Directors could reevaluate this position in the future.

EQUITY COMPENSATION PLAN INFORMATION

The  Company  maintains  two stock  option  plans.  Both plans  provide  for the granting  of  incentive  or  non-qualified  stock  options.  The  Company has no outstanding  warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards  under  these  plans  as of  December  31,  2006.  See Note 9 of Notes to
Consolidated Financial Statements for further discussion on these plans.

                                                                              Number of
                                                                              securities
                                                                               remaining
                                         Number of                           available for
                                       securities to                        future issuance
                                         be issued      Weighted-average     under equity
                                       upon exercise        exercise         compensation
                                             of             price of            plans
                                        outstanding       outstanding         (excluding
                                          options,          options,          securities
                                        warrants and        warrants         reflected in
                                           rights           and rights       column (a))
Plan Category                                (a)               (b)               (c)
-------------------------------------- -------------    ----------------    ---------------
Equity compensation plans
  approved by security holders .......   5,299,136         $   11.61              --
Equity compensation plans not
  approved  by security holders ......        --             --                   --
                                         ---------         ---------            ------
Total ................................   5,299,136         $   11.61              --
                                         =========         =========            ======

COMMON STOCK PERFORMANCE

Set forth below is a graph comparing the total  shareholder  returns (assuming reinvestment  of dividends,  if any) of the Company,  American  Stock Exchange
("AMEX")  Composite Index and a peer group (the "Peer Group")  compiled by the
Company   consisting  of  publicly  traded  companies  in  industry   segments
corresponding to those in which the Company  competes.  The Peer Group,  which includes the Company,  consists of the following  companies:  National  Retail
Properties,  Inc.  (formerly  Commercial  Net Lease  Realty  Inc.),  Lexington
Realty Trust  (formerly  Lexington  Corp.  Properties  Trust),  Realty  Income
Corp., One Liberty Properties,  Inc.,  Ramco-Gershenson Properties Trust, DURA
Automotive Systems,  Inc., Peerless Mfg. Co., Proliance  International,  Inc.,
and Lodgian,  Inc.  Lodgian,  Inc.,  which is not  reflected for the period of
December 20, 2001 through  December  16, 2002 due to  bankruptcy  proceedings, was added to the Peer  Group in the  current  year as the result of the change in reportable operating segments.

The Peer Group  consolidation  was completed on a weighted average basis (market capitalization  basis, adjusted at the end of each year). The graph assumes $100 invested on December 31, 2001, with all dividends reinvested, in the Company and each of the other indices.

                  COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN
                                [GRAPHIC OMITTED]

                                      Base
                                     Period
Company Name/index                    Dec-01       Dec-02       Dec-03       Dec-04       Dec-05      Dec-06
-----------------------------       ----------   ----------   ----------   ----------   ----------   ----------
United Capital Corp. ........       $   100.00   $   166.20   $   203.08   $   221.99   $   241.79   $   289.42
AMEX Composite Index ........       $   100.00   $   100.08   $   144.57   $   178.46   $   220.35   $   262.17
Peer Group ..................       $   100.00   $   122.77   $   144.07   $   176.98   $   165.36   $   210.53

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the Notes thereto.

                                                                          Year Ended December 31,
(In thousands, except per share data)              ------------------------------------------------------------------------
                                                     2006            2005            2004            2003            2002
                                                   --------        --------        --------        --------        --------
Total revenues ............................        $ 65,368        $ 60,107        $ 59,939        $ 55,468        $ 54,361
Income from continuing operations .........        $ 30,051        $ 13,276        $ 25,712        $ 10,611        $ 21,156
Income from continuing operations
  per share:  Basic .......................        $   3.62        $   1.49        $   2.82        $   1.17        $   2.31
Dividends paid per share ..................        $   --          $   --          $   --          $   1.00        $   --

Total assets ..............................        $223,600        $216,685        $212,724        $189,714        $176,547
Long-term debt, less current
  portion .................................        $ 11,669        $ 12,140        $  4,929        $  7,321        $ 10,235
Total stockholders' equity ................        $179,473        $155,650        $154,069        $124,217        $111,634

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

RESULTS OF OPERATIONS:  2006 AND 2005

Total  revenues  increased  $5.3  million  or 8.8% for the twelve  months  ended
December  31, 2006 to $65.4  million,  compared to $60.1  million for the twelve months ended December 31, 2005,  primarily due to the  acquisition of a hotel in
November 2005. Income from continuing  operations for the current year was $30.1 million or $3.62 per basic share versus  $13.3  million or $1.49 per basic share for the 2005 calendar  year. Net income for the year ended December 31, 2006 was
$30.6  million or $3.68 per basic share  compared to $14.6  million or $1.64 per basic share for the year ended December 31, 2005.

The 2006 results  were  favorably  impacted by the reversal of $17.3  million in long-term and deferred income tax liabilities related to certain tax matters for which the statue of limitations has expired.

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

                                                 Year Ended                       Year Ended
(In thousands)                                December 31, 2006                December 31, 2005
                                      ------------------------------   ------------------------------
                                       Real        Hotel                Real        Hotel
                                      Estate    Operations    Total    Estate    Operations    Total
                                      -------   ----------   -------   -------   ----------   -------
Revenues ...........................  $19,403     $ 8,807    $28,210   $17,962     $ 3,944    $21,906
Mortgage interest
  expense ..........................      268         529        797       373          22        395
Depreciation expense ...............    1,563         782      2,345     1,916         251      2,167
Other operating
  expenses .........................    5,547       7,078     12,625     5,046       3,338      8,384
                                      -------     -------    -------   -------     -------    -------
Operating income ...................  $12,025     $   418    $12,443   $10,627     $   333    $10,960
                                      =======     =======    =======   =======     =======    =======

   REAL ESTATE INVESTMENT AND MANAGEMENT

Revenues from the real estate  investment and management  segment increased $1.4 million or 8.0% to $19.4 million for the year ended December 31, 2006,  compared to $18.0 million in 2005. The increase is primarily the result of lease renewals at higher rents ($1.8 million)  partially  offset by recurring  tenant  turnover
($1.1  million).  In  addition,  during the first  quarter of 2006,  the Company recognized additional revenue from a non-recurring transaction ($.5 million). In general,  rental  revenues  from the  Company's  real estate  properties  do not fluctuate  significantly  due to the long-term  nature of the Company's  leases.
However,   future  rental   revenues  could  be  affected  by  lease   renewals,
terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense amounted to $268,000 for the year ended December 31,
2006,  a  decrease  of  $105,000  or  28.2%,  compared  to 2005,  as a result of continuing mortgage amortization. At December 31, 2006, the outstanding mortgage balance on the Company's real estate  investment  properties was reduced to $4.3 million. Mortgage interest expense on existing obligations of the Company's real estate investment and management segment will continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental decreased
$353,000 or 18.4% for the year ended  December 31, 2006,  compared to 2005.  The decrease was primarily  attributable to reduced  depreciation expense associated with certain  properties  or  improvements  becoming  fully  depreciated  in the current and prior year ($592,000), partially offset by depreciation from current year additions ($268,000). Due to the May 2006 purchase of a commercial property and other  expenditures  for capital  improvements  incurred  during the current year, depreciation expense on the Company's properties should increase in future years.

Other  operating  expenses  associated  with the  management of real  properties increased  $501,000 or 9.9% for the year ended  December 31,  2006,  compared to such expenses  incurred in 2005. The increase is primarily related to a property converted  from a  triple  net  lease  ($372,000)  in 2005  and the  receipt  of non-recurring tenant reimbursements ($107,000) in 2005.

   HOTEL OPERATIONS

The hotel operations  segment  consists of three hotels.  The Company acquired a hotel in November 2005, located in Windsor Locks,  Connecticut (the "Connecticut
Hotel").  The  increases  in  hotel  operating  revenues  and  related  mortgage interest,  depreciation and other operating expenses for the year ended December
31, 2006,  compared to the year ended December 31, 2005 are primarily the result of the acquisition of the Connecticut  Hotel.  Mortgage interest expense for the year ended  December  31,  2006  amounted  to  $529,000  which is related to the
Connecticut  Hotel  mortgage.  At December 31, 2006,  the  outstanding  mortgage balance was $7.9 million. Future hotel operating revenues and expenses will vary based on demand and desirability of these properties compared to others in their
immediate   proximity  and  may  be  influenced  by  local  and  other  economic conditions, including the room rate of the hotels.

   ENGINEERED PRODUCTS

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating results of the engineered products segment are as follows:

                                                      Year Ended December 31,
(In thousands)                                       ------------------------
                                                       2006          2005
                                                     ---------     ----------
Net sales .......................................     $37,158       $38,201
Cost of sales ...................................      27,522        28,003
Selling, general and administrative expenses ....       6,852         7,023
                                                      -------       -------
Operating income ................................     $ 2,784       $ 3,175
                                                      =======       =======

Net sales of the engineered  products segment  decreased 2.7% for the year ended
December  31,  2006 to $37.2  million  from  $38.2  million  for the year  ended
December 31, 2005.  This is primarily  due to decreased  demand in the Company's automotive product line which is a result of continued softening of sales in the automotive  industry,  as well as  competitive  price  pressures,  offset  by an increase in the Company's transformer product line. Although management believes that sales of its engineered products segment are directly influenced by general
economic   conditions,   worldwide  automotive  demand  and  industrial  capital
spending,  future  sales of this  segment  could also be  affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased less than 1% for the year ended
December 31,  2006,  compared to 2005,  primarily  related to an increase in the cost of raw materials,  principally  copper  components,  which, where possible, have been passed  along to  customers.  In addition,  the mix of products  sold, discussed above,  also contributed to the increase.  Continued  increases in the price of raw materials could effect the gross margin and operating profit of the engineered products segment.

Selling,  general and administrative expenses of the engineered products segment decreased  $171,000 or 2.4% for the year ended  December 31,  2006,  compared to
2005. The decrease is primarily due to decreases in travel and related  expenses
($88,000) and professional fees ($54,000).

   GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations increased $1.2 million or 41.4% for the year ended December 31, 2006, compared to such expenses  incurred in 2005. This increase  primarily relates to compensation  expense  associated with unvested stock options resulting from the adoption of SFAS No. 123R effective  January 1, 2006  ($807,000)  (see Note 1 of
Notes to Consolidated  Financial  Statements),  an increase in compensation  and benefits  ($115,000) and a  non-recurring  transaction  ($89,000) in 2005. As of
December 31, 2006,  there were no  unrecognized  compensation  costs relating to share-based payments.

   OTHER INCOME AND EXPENSE, NET

Other  income and  expense,  net was $2.0  million in 2006 as  compared  to $5.6 million in 2005.  The decrease is primarily  due to gains in 2005 on the sale of the  Company's  interest  in a joint  venture  which  owns and  operates a hotel located  in Quebec,  Canada  ($626,000)  as well as the sale by a joint  venture which owned and operated a hotel located in New Jersey of its underlying  assets
($3,327,000).

   INCOME TAXES

The effective tax rate from  continuing  operations  for the year ended December
31, 2006 was  favorably  impacted by the reversal of $17.3  million in long-term and deferred income tax liabilities related to certain tax matters for which the statue of limitations  has expired.  Excluding this reversal,  the effective tax rate from  continuing  operations for the years ended December 31, 2006 and 2005 was 35.3% and 36.9%, respectively.

   DISCONTINUED OPERATIONS

Loss from  operations on  properties  sold or held for sale and accounted for as discontinued  operations was $39,000,  on a net of tax basis, for the year ended
December 31, 2006.  Income from  operations on properties  sold or held for sale and accounted for as discontinued operations was $22,000, on a net of tax basis, for the year ended December 31, 2005. Prior year amounts have been  reclassified to reflect results of operations of real properties held for sale as of December
31, 2006, or disposed of during 2006 and 2005, as discontinued operations.

During 2006, the Company  divested itself of two properties which had a net book
value  of  $936,000.   The  aggregate  proceeds  from  these  transactions  were
$1,849,000 resulting in a gain of $548,000, on a net of tax basis.

During 2005, the Company divested itself of four properties which had a net book value of $1.0 million.  The aggregate proceeds from these transactions were $3.2 million, resulting in a gain of $1.3 million, on a net of tax basis.

RESULTS OF OPERATIONS:  2005 AND 2004

Total  revenues  for the year  ended  December  31,  2005  were  $60.1  million, generating income from continuing operations and net income of $13.3 million and
$14.6  million,  respectively.  For the year  ended  December  31,  2004,  total revenues were $60.0 million,  generating  income from continuing  operations and net  income  of $25.7  million  and $37.4  million,  respectively.  The  Company recognized $4.6 million of interest and dividend income during 2005, an increase of $2.4 million or 115.6% over 2004,  primarily as the result of higher interest rates and the increased investment in dividend paying securities.

The   2004   results   include   $19.4   million   in   gains  on  the  sale  of
available-for-sale  securities  and $10.1  million  in gains on the sale of real estate, on a net of tax basis, above those recognized in 2005. In addition,  the
2004 results include the tax benefit from several  charitable  donations of real estate made by the Company during that year.

   REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                          Year Ended                           Year Ended
(In Thousands)                          December 31, 2005                 December 31, 2004
                                 -------------------------------    -------------------------------
                                  Real        Hotel                  Real        Hotel
                                 Estate    Operations     Total     Estate    Operations    Total
                                 -------   ----------   --------    -------   ----------   --------
Revenues ...................     $17,962     $ 3,944     $21,906    $18,448     $ 3,156    $21,604
Mortgage interest
  expense ..................         373          22         395        572        --          572
Depreciation expense .......       1,916         251       2,167      2,558         467      3,025
Other operating
  expenses .................       5,046       3,338       8,384      4,362       2,905      7,267
                                 -------     -------     -------    -------     -------    -------
Operating income ...........     $10,627     $   333     $10,960    $10,956     $  (216)   $10,740
                                 =======     =======     =======    =======     =======    =======

   REAL ESTATE INVESTMENT AND MANAGEMENT

Revenues  from the real  estate  investment  and  management  segment  decreased
$486,000 or 2.6% to $18.0 million for the year ended December 31, 2005, compared to $18.4 million in 2004, primarily the result of a reduction in rental revenues resulting from certain mid-year vacancies in the Company's portfolio during 2005
($353,000).

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage amortization. Such expense totaled $373,000 for the year ended December
31, 2005, compared to $572,000 for 2004, a decline of $199,000 or 34.8%.

Depreciation  expense  associated with real properties held for rental decreased
$642,000 or 25.1% for the year ended  December 31, 2005,  compared to 2004.  The decrease is primarily  attributable to reduced  depreciation  expense associated with certain  properties or improvements  becoming fully depreciated in 2005 and
2004  ($779,000),   partially   offset  by  depreciation   from  2005  additions
($100,000).

Other  operating  expenses  associated  with the  management of real  properties increased  $684,000 or 15.7% for the year ended  December 31, 2005,  compared to such  expenses  incurred in 2004.  This increase is primarily the result of real estate tax expense ($337,000),  property maintenance ($233,000) and compensation expense ($214,000).

   HOTEL OPERATIONS

Hotel  operating  revenues  increased  $788,000 or 25.0% to $3.9 million for the year ended December 31, 2005, compared to $3.2 million in 2004, primarily as the result of  improved  lodging  demand  due to a  stronger  U.S.  economy  and the acquisition of the Connecticut  Hotel. Total operating expenses of the Company's hotel segment  increased  $239,000 or 7.1% to $3.6 million in 2005,  compared to
$3.4 million in 2004, primarily due to the acquisition of the Connecticut Hotel.

   ENGINEERED PRODUCTS

The Company's  engineered  products segment includes Metex and AFP Transformers.
The operating results of the engineered products segment are as follows:

(In thousands)                                        Year Ended December 31,
                                                      -----------------------
                                                         2005         2004
                                                       -------      -------
Net sales ........................................     $38,201      $38,335
Cost of sales ....................................      28,003       27,026
Selling, general and administrative expenses .....       7,023        7,122
                                                       -------      -------
Operating income .................................     $ 3,175      $ 4,187
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

   GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  increased  $185,000 or 6.8% for the year ended  December  31,  2005, compared  to such  expenses  incurred  in  2004,  primarily  attributable  to an increase  in travel  expenses  ($369,000)  partially  offset by a  non-recurring transaction ($89,000) in 2005.

   OTHER INCOME AND EXPENSE, NET

Other income and expense, net decreased $16.8 million from $22.4 million in 2004 to $5.6 million in 2005.  The decrease is primarily  due to the 2004 sale of the
Company's  interest in Prime Hospitality Corp. which resulted in a gain of $19.0 million  in that  year  and is  partially  offset  by  gains  on the sale of the
Company's interest in a joint venture which owns and operates a hotel located in
Quebec, Canada ($626,000) as well as the sale by a joint venture which owned and operated  a  hotel  located  in New  Jersey  of its  underlying  assets  in 2005
($3,327,000).

   INCOME TAXES

The effective tax rate from  continuing  operations  for the year ended December
31,  2004  reflects  the  benefits  of the  donation  of certain  properties  to qualified charitable organizations in that year.

   DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  operations was $22,000,  on a net of tax basis, for the year ended
December  31,  2005,  versus  $282,000  for 2004.  Prior year  amounts have been reclassified  to reflect  results of operations of real properties held for sale as of December 31, 2006,  or disposed of during 2006 and 2005,  as  discontinued
operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a net cash inflow from operations of approximately $15.1 million,  $4.9  million and $.3 million for the years ended  December  31, 2006,
2005 and 2004, respectively.  The $10.2 million increase in operating cash flows from 2005 to 2006  principally  results  from a decrease  in notes and  accounts receivables,  net ($2.8  million) and  increases in income taxes  payable  ($2.5 million),  interest and dividend income ($1.9 million) and accounts  payable and accrued liabilities ($1.1 million).

Cash flows  provided by  operating  activities  in 2005  exceeded  2004 by $ 4.6 million.  Additional interest and dividend income of $2.4 million earned in 2005 is the primary cause of this  increase.  The increase in interest  rates and the
Company's  increased  holdings in dividend paying securities  resulted in a 115%
increase in interest  and dividend  income over that earned in 2004.  Changes in operating assets and liabilities  during 2005 consumed $5.4 million in cash. The most  significant  of which  were  income  taxes  ($2.7  million)  and notes and accounts receivable ($1.8 million).  The latter of which was caused by the delay in the receipt of a portion of the proceeds in  connection  with the sale of the
Company's interest in a joint venture which owns and operates a hotel located in
Quebec, Canada, which was received in early 2006.

Net cash used in investing activities was $25.2 million for 2006 versus net cash provided by investing activities of $23.4 million in 2005. This change primarily results from the timing of the purchase or sale of available for sale securities
($26.4 million),  lower  distributions from joint ventures ($15.6 million) which included sale proceeds and  distributions  related to the Company's  interest in certain hotel ventures,  and the acquisition  of/additions to real estate assets
($7.2  million)  which  included the May 2006 purchase of a commercial  property located in Long Island City, New York for approximately $8.5 million.

Net cash provided by investing activities in 2005 was lower than that of 2004 by
$5.5  million.  The  timing  of  certain  events  is the  primary  cause of this fluctuation.  Proceeds  from the sale of real estate  assets were $21.1  million lower in 2005 while cash used for the acquisition of real estate and other fixed assets  was $5.6  million  higher in 2005 than the  respective  amounts in 2004, including  those  accounted  for as  discontinued  operations.  The  increase in acquisition  costs  includes the purchase of the  Connecticut  Hotel in November
2005,  net of the related  mortgage.  Offsetting  these  reductions in 2005 cash flows from  investing  activities  are $15.4  million less in sale  proceeds and distributions  related to the Company's  interest in certain joint  ventures and
$6.6 million in  additional  net proceeds from the  available-for-sale  security transactions in 2005 versus the respective amounts in 2004.

During  November  2005,  the  Company   acquired  the   Connecticut   Hotel  for
approximately  $10.2  million,  including  $3.0 million  which was  allocated to furniture,  fixtures and  equipment.  The purchase was partially  financed by an
$8.0 million mortgage which bears interest at 6.7% per annum, is payable monthly based on a 25 year  amortization and matures in December 2015. The total cost of the acquisition,  less the proceeds of the mortgage, is reflected in acquisition of/additions to real estate assets in the Consolidated  Statements of Cash Flows for 2005.

Net cash used in financing  activities was  approximately  $12.8 million,  $13.4 million and $3.6 million  during  2006,  2005 and 2004,  respectively.  The 2006 amount is primarily  attributable to the January 2006 purchase and retirement of
544,000 shares of common stock for an aggregate price of $13.3 million or $24.50 per share  related to a "Dutch  Auction"  self-tender  offer.  In addition,  the
Company used cash for the purchase and  retirement of an additional  $.3 million and  $10.0  million  of  the  Company's  Common  Stock  during  2006  and  2005, respectively.  The Company also used $.7 million,  $3.6 million and $3.9 million of  cash  for  principal  payments  on  mortgage  obligations,  including  those
associated   with   discontinued   operations,   during  2006,  2005  and  2004,
respectively.  These uses of cash were offset by proceeds  from the exercises of stock  options  during 2006,  2005 and 2004 of $.8 million,  $.2 million and $.3 million,  respectively,  and from tax benefits  related to the exercise of stock options of $.7 million during 2006.

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

At December 31, 2006, the Company's cash and marketable  securities  were $139.6 million and working capital was $140.2 million,  compared to cash and marketable securities of $140.0  million and working  capital of $142.4 million at December
31,  2005.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow the portfolio,  if and when  attractive long-term opportunities become available.

The equity  method of  accounting  is used for  investments  in 20% to 50% owned joint  ventures in which the  Company  has the  ability to exercise  significant influence, but not control. These investments are recorded initially at cost and subsequently  adjusted  for  equity  in  earnings  and  cash  contributions  and distributions.  The debt of the joint venture in which the Company currently has an ownership interest is a non-recourse  obligation and is collateralized by the entity's real  property.  The Company  believes that the value of the underlying property and its operating cash flows are sufficient to satisfy its obligations.
The  Company  is not  obligated  for the debts of the joint  venture,  but could decide to satisfy them in order to protect its  investment.  In such event,  the
Company's  capital  resources and financial  condition  would be reduced and, in certain  instances,  the  carrying  value of the  Company's  investment  and its results of operations would be negatively impacted.

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

The Company  sells its  engineered  products to many  customers  throughout  the world. Historically,  a small number of customers have accounted for significant portions of these sales.  For the year ended  December  31,  2006,  sales by the
engineered  products  segment  to  General  Motors  and  Autoliv,   its  largest
customers,  accounted for 15.6% and 10.5% of the segment's sales,  respectively.
Since our engineered  products  segment  accounted for 56.8% of our consolidated revenues in 2006, the loss of either of these customers  would adversely  affect the Company's revenues, cash flows and results of operations.

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2006,  2005 and 2004,  5.9%, 7.5% and 9.5% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
dollar.  However,  the Company  does not believe this risk to be material to its overall  financial  position.  Since the Euro has  historically  been relatively stable in relation  to the U.S.  dollar,  the  Company's  results  have not been significantly  impacted  by  foreign  exchange  gains  or  losses  in the  past.
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

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated  payment date.  During 2006,  the Company  reversed $17.3 million in long-term and deferred  income tax  liabilities  relating to certain tax matters for which the statue of limitations has expired.  None of the remaining  matters
are  expected  to  result  in  a  material   adverse  effect  on  the  Company's
consolidated financial position or results of operations.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table  summarizes the Company's  contractual  cash obligations and other commitments at December 31, 2006:

(In Thousands)                                           Payments Due by Period
                                            -----------------------------------------------
                                             Less
                                             Than        1-3      4-5      After
Contractual Obligations                     1 Year     Years     Years    5 Years    Total
---------------------------------------     -------   -------   -------   -------   -------
Long-term debt (1) ....................     $   471   $ 2,688   $   872   $ 8,109   $12,140
Interest on long-term debt (1) ........         768     1,387     1,133     1,912     5,200
Operating leases (2) ..................         576       942       255     1,636     3,409
Employment contract (3) ...............         800      --        --        --         800
Estimated environmental related
  costs (3) ...........................         250     1,146       372     7,923     9,691
                                            -------   -------   -------   -------   -------
Total contractual cash obligations ....     $ 2,865   $ 6,163   $ 2,632   $19,580   $31,240
                                            =======   =======   =======   =======   =======

   (1) See Note 7 of Notes to Consolidated Financial Statements.
   (2) See Note 16 of Notes to Consolidated  Financial  Statements.
   (3) See Note 17 of Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

The  Company  has  a  50%  interest  in  an  unconsolidated   limited  liability
corporation,  whose  principal  assets are two  distribution  centers  leased to
Kmart.  A group that  includes the wife of the  Company's  Board  Chairman,  two
Directors of the Company and the wife of one of the Directors has an 8% interest in this entity.  The  Company's  share of income  arising from this  investment, accounted for as a leveraged lease, was $279,000,  $357,000 and $428,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Accounts receivable are recorded at the outstanding  amounts,  net of allowances for doubtful accounts.  The Company makes estimates of the  uncollectibility  of its  accounts  receivable  related to base rents,  tenant  escalations,  expense reimbursements  and other revenues.  The Company analyzes  accounts  receivable, historical bad debt levels,  customer  credit  worthiness  and current  economic trends when evaluating the adequacy of the allowance for doubtful  accounts.  In addition,  tenants  in  bankruptcy  are  analyzed  and  estimates  are  made  in connection with the expected recovery of pre-petition and post-petition  claims.
The Company's net income is directly  affected by  management's  estimate of the collectibility of accounts receivable.

   REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE - HOTEL OPERATIONS

Revenues from the Company's  hotel  operations  are  generally  recognized  when earned.  Hotel  revenues  primarily  represent room rental and food and beverage sales and are  recognized  at the time of the hotel  stay or sale of  restaurant services.

Accounts receivable are recorded at the outstanding  amounts,  net of allowances for  doubtful  accounts.  The Company  determines  the  allowance  for  doubtful accounts  based on an  assessment  of the  collectibility  of specific  customer accounts  which  include the length of time the  receivables  are past due,  the financial  health of the customer and historical  experience.  The Company's net income is directly affected by management's  assessment of the collectibility of accounts receivable.

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

Accounts receivable are recorded at the outstanding  amounts,  net of allowances
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

   MARKETABLE SECURITIES

The Company determines the appropriate  classification of marketable  securities
at  the  time  of  purchase  and   reassesses   the   appropriateness   of  such
classification  at each  reporting  date.  At December  31,  2006 and 2005,  all
marketable   securities   held  by  the   Company   have  been   classified   as
available-for-sale  and, as a result,  are stated at fair value, based on quoted market prices. Unrealized gains and losses on available-for-sale  securities are recorded as a separate  component of  stockholders'  equity.  Realized gains and losses on the sale of securities, as determined on a first-in,  first-out basis, are included in the Consolidated Statements of Income.

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

Depreciation is computed  utilizing the straight-line  method over the estimated useful lives of 18 to 39 years for buildings,  seven to 39 years for renovations and improvements and five to 15 years for equipment and fixtures.

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
144.

   PENSION PLAN

Pension  plans  can be a  significant  cost of  doing  business,  but  represent obligations  that will ultimately be settled far in the future and therefore are subject to estimates.  Pension accounting is intended to reflect the recognition of future benefit costs over the employee's  approximate service period based on the  terms of the plan and the  investment  and  funding  decisions  made by the
Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine  service cost and interest cost to arrive at pension income or expense for the year. These  assumptions are used in actuarial  calculations to estimate pension costs as well as pension assets or liabilities included in the Company's
Consolidated   Financial  Statements.   While  the  Company  believes  that  the
assumptions used are appropriate,  significant  differences in actual experience or significant  changes in assumptions  would affect the Company's pension costs and obligations.

The Company has assumed the expected  long-term rate of return on plan assets to be 8% in each of the last  three  years.  Based on the  Company's  existing  and
forecasted  asset  allocation  and  related  long-term  investment   performance
results,  the Company  believes that its  assumption of future  returns of 8% is reasonable.  The  assumed  long-term  rate of return on assets is  applied  to a calculated value of plan assets,  which recognizes  changes in the fair value of plan assets in a systematic  manner.  This produces the expected  return on plan assets that is included in net periodic pension income (expense). The difference between this  expected  return and the actual return on plan assets is deferred.
The net deferral of past asset gains (losses)  affects the  calculated  value of plan assets and, ultimately, future net periodic pension income (expense). A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2006 net periodic pension expense by $88,000.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are denominated in U.S.  dollars.  For the years ended December
31, 2006,  2005 and 2004,  5.9%, 7.5% and 9.5% of the net sales of the Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
dollar.  However,  the Company  does not believe this risk to be material to its overall  financial  position.  Since the Euro has  historically  been relatively stable in relation  to the U.S.  dollar,  the  Company's  results  have not been significantly  impacted  by  foreign  exchange  gains  or  losses  in the  past.
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

The following is a tabular presentation of quantitative market risks at December
31, 2006:

                                                   Principal (Notional) Amount by Expected Maturity
                                -------------------------------------------------------------------------------------       Fair
                                                                                                  There-                    Value
(Dollars in Thousands)             2007          2008        2009         2010        2011         After       Total      12/31/06
                                 ---------     -------     --------     -------      -------     --------     -------     --------
ASSETS
Available-for-sale
  securities ................    $  62,917     $  --       $--          $--          $--         $  --        $62,917     $62,917
Notes receivable ............    $     836     $   725     $     84     $    88      $    91     $    706     $ 2,530     $ 2,763
Average interest rates ......         12.6%       10.8%        10.2%        10.9%       11.7%       13.0%
LIABILITIES
Long-term debt,
  including current
  portion
   Fixed rate ...............    $     471     $   518     $  2,170     $   455      $   417     $  8,109     $12,140     $11,142
   Average interest rate ....          6.4%        6.4%         6.5%        6.6%         6.6%         6.6%

   RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated  Financial Statements for a full description of recent accounting  pronouncements  including the respective dates of adoption and effects on results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements and  supplementary  information  filed as part of this
Item 8 are listed under Item 15,  "Exhibits and Financial  Statement  Schedules"
and are contained in this Form 10-K, beginning on page 28.

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

ITEM 9B. OTHER INFORMATION

The salary of A.F.  Petrocelli,  the  Company's  Chairman,  President  and Chief
Executive  Officer,  is set forth in his employment  agreement,  as amended from time to time by the  Company's  Compensation  and Stock  Option  Committee  (the
"Committee").  The employment agreement was filed as an exhibit to the Company's
Form 10-K for the fiscal year ended  December  31,  2003.  Per Mr.  Petrocelli's employment  agreement,  the Committee  determines the amount of salary and bonus paid to him  annually.  The  Committee,  in  consultation  with Mr.  Petrocelli, determines  the  salaries  and  bonuses of Michael T.  Lamoretti  and Michael J.
Weinbaum,  who are both Vice Presidents of the Company's real estate operations, and Anthony J. Miceli, the Company's Vice President and Chief Financial Officer.
Messrs. Lamoretti, Weinbaum and Miceli do not have written employment agreements with the Company. Effective January 2007, Messrs. Lamoretti, Weinbaum and Miceli
received salary increases.  In January 2007, the Committee  approved bonuses for
Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli payable in 2007. Such bonuses were  consistent  with the bonuses  paid in prior years and the Company does not believe the salary increases constitute a material change from the disclosure in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of  Stockholders  under the caption  "Election of Directors"
and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Stockholders under the caption  "Executive  Compensation"
and is incorporated herein by reference.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Stockholders  under the caption "Security  Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Stockholders under the caption "Certain Relationships and
Related Transactions" and is incorporated herein by reference. Also see "Related
Party Transactions" in Item 7 and Note 11,  "Transactions with Related Parties,"
of Notes to  Consolidated  Financial  Statements,  contained  elsewhere  in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Stockholders under the caption "Independent Auditors" and is incorporated herein by reference.

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

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS            PAGE

            Report of Independent  Registered  Public  Accounting
              Firm - Goldstein Golub Kessler LLP ...........................28
            Consolidated  Balance  Sheets as of December 31, 2006
              and 2005 .................................................... 29
            Consolidated Statements of Income for the Years Ended
              December 31, 2006, 2005 and 2004 ............................ 30
            Consolidated  Statements of Stockholders'  Equity and
              Comprehensive Income for the Years Ended December 31,
              2006, 2005 and 2004 ......................................... 31
            Consolidated  Statements  of Cash Flows for the Years
              Ended December 31, 2006, 2005 and 2004 .....................32-33
              Notes to Consolidated Financial Statements .................34-51

   (2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            Schedule  III  --  Real   Property  and   Accumulated
              Depreciation ................................................ 52
            Schedule IV -- Mortgage Loans on Real Estate .................. 53

   (3)      SUPPLEMENTARY DATA

            Quarterly Financial Data (Unaudited) .......................... 54

            Schedules  not listed  above are  omitted as not  applicable  or the information is presented in the Consolidated Financial Statements or
            Notes thereto.

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

     14.    Code of Business  Conduct and Ethics  (incorporated  by reference to exhibit  14 filed  with the  Company's  report  on Form 10-Q for the quarter ended June 30, 2006).

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

                                          UNITED CAPITAL CORP.

Dated: March 26, 2007                By: /s/ A. F. Petrocelli
                                         ---------------------------------------
                                         A. F. Petrocelli
                                         Chairman, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the  following  persons on behalf of the Company in the capacities and on the date indicated.

Dated: March 26, 2007                By: /s/ A. F. Petrocelli
                                         ---------------------------------------
                                         A. F. Petrocelli
                                         Chairman, President and
                                         Chief Executive Officer

Dated: March 26, 2007                By: /s/ Michael T. Lamoretti
                                         ---------------------------------------
                                         Michael T. Lamoretti
                                         Vice President - Real Estate Operations
                                         and Director

Dated: March 26, 2007                By: /s/ Howard M. Lorber
                                         ---------------------------------------
                                         Howard M. Lorber
                                         Director

Dated: March 26, 2007                By: /s/ Robert M. Mann
                                         ---------------------------------------
                                         Robert M. Mann
                                         Director

Dated: March 26, 2007                By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Chief Financial Officer,
                                         Chief Accountant, Secretary and Director

Dated: March 26, 2007                By: /s/ Arnold S. Penner
                                         ---------------------------------------
                                         Arnold S. Penner
                                         Director

Dated: March 26, 2007                By: /s/ Michael J. Weinbaum
                                         ---------------------------------------
                                         Michael J. Weinbaum
                                         Vice President - Real Estate Operations
                                         and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying  consolidated  balance sheets of United Capital
Corp. and Subsidiaries  (the "Company") as of December 31, 2006 and 2005 and the
related   consolidated   statements   of   income,   stockholders'   equity  and
comprehensive  income and cash  flows for each of the three  years in the period ended December 31, 2006. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of United Capital
Corp.  and  Subsidiaries  as of December 31, 2006 and 2005 and the  consolidated results of its operations and its consolidated  cash flows for each of the three years in the period ended  December 31, 2006 in  conformity  with United  States generally accepted accounting principles.

As discussed in Note 1 to the  consolidated  financial  statements,  the Company adopted  Statement of Financial  Accounting  Standards No. 123(R),  "Share-Based
Payment,"  as of January 1, 2006,  which  changed its method of  accounting  for stock-based  compensation.  Also,  as  discussed  in Note 1 to the  consolidated financial  statements,  the Company  adopted  Statement of Financial  Accounting
Standards No. 158, "Employers'  Accounting for Defined Benefit Pension and Other
Postretirement  Plans," as of December  31,  2006,  which  changed its method of accounting for pension benefits.

We have also audited the consolidated financial statement schedules for the year ended December 31, 2006,  listed in the Index at Item 15(a)(2).  In our opinion, these schedules, when considered in relation to the basic consolidated financial statements  taken as a whole,  present  fairly,  in all material  respects,  the information required to be set forth therein.

/s/ Goldstein Golub Kessler LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 26, 2007

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                            As of December 31,
                                                          -----------------------
                                                            2006          2005
                                                          ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                               $  76,688     $  99,628
  Marketable securities                                      62,917        40,419
  Notes and accounts receivable, net                          8,825         8,954
  Inventories                                                 4,894         4,426
  Prepaid expenses and other current assets                   1,659         1,401
  Deferred income taxes                                         583         2,389
  Current assets of discontinued operations                      21             6
                                                          ---------     ---------
   TOTAL CURRENT ASSETS                                     155,587       157,223
                                                          ---------     ---------
Property, plant and equipment, net                            6,250         5,943
Real property held for rental, net                           49,472        38,318
Investment in joint venture                                   6,711         7,208
Noncurrent notes receivable                                   1,694         3,790
Other assets                                                  2,976         2,321
Noncurrent assets of discontinued operations                    910         1,882
                                                          ---------     ---------
   TOTAL ASSETS                                           $ 223,600     $ 216,685
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                    $     471     $     652
  Accounts payable and accrued liabilities                    9,606         9,000
  Income taxes payable                                        5,253         5,142
  Current liabilities of discontinued operations                 58            59
                                                          ---------     ---------
   TOTAL CURRENT LIABILITIES                                 15,388        14,853
                                                          ---------     ---------

Long-term debt                                               11,669        12,140
Other long-term liabilities                                  14,277        30,546
Deferred income taxes                                         2,793         3,496
                                                          ---------     ---------
   TOTAL LIABILITIES                                         44,127        61,035
                                                          ---------     ---------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value, authorized 17,500
  shares; issued and outstanding 8,278 and 8,737
   shares, respectively                                         828           874
  Retained earnings                                         176,520       157,235
  Accumulated other comprehensive income (loss), net
   of tax                                                     2,125        (2,459)
                                                          ---------     ---------
   TOTAL STOCKHOLDERS' EQUITY                               179,473       155,650
                                                          ---------     ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 223,600     $ 216,685
                                                          =========     =========

   The accompanying  Notes to Consolidated  Financial  Statements are an integral part of these statements.

                             UNITED CAPITAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share data)

                                                              For the years ended December 31,
                                                          ------------------------------------
                                                            2006          2005          2004
                                                          --------      --------      --------
 REVENUES:
  Net sales                                               $ 37,158      $ 38,201      $ 38,335
  Revenues from real estate operations                      28,210        21,906        21,604
                                                          --------      --------      --------
           Total revenues                                   65,368        60,107        59,939
                                                          --------      --------      --------
COSTS AND EXPENSES:
  Cost of sales                                             27,522        28,003        27,026
  Real estate operations:
    Mortgage interest expense                                  797           395           572
    Depreciation expense                                     2,345         2,167         3,025
    Other operating expenses                                12,625         8,384         7,267
  General and administrative expenses                        7,320         6,170         5,843
  Selling expenses                                           3,621         3,744         3,985
                                                          --------      --------      --------
           Total costs and expenses                         54,230        48,863        47,718
                                                          --------      --------      --------
           Operating income                                 11,138        11,244        12,221
                                                          --------      --------      --------
OTHER INCOME (EXPENSE):
  Interest and dividend income                               6,498         4,557         2,114
  Interest expense                                            --            (335)         (450)
  Other income and expense, net                              2,040         5,580        22,435
                                                          --------      --------      --------
           Total other income                                8,538         9,802        24,099
                                                          --------      --------      --------
  Income from continuing  operations  before
    income taxes                                            19,676        21,046        36,320

  (Benefit) provision for income taxes                     (10,375)        7,770        10,608
                                                          --------      --------      --------
  INCOME FROM CONTINUING OPERATIONS                         30,051        13,276        25,712
                                                          --------      --------      --------
DISCONTINUED OPERATIONS:
  (Loss) income from discontinued
    operations, net of tax (benefit)
    provision of ($26), $14 and $187,
    respectively                                               (39)           22           282
  Net gain on disposal of discontinued
    operations, net of tax provision of
    $365, $865 and $7,575, respectively                        548         1,298        11,363
                                                          --------      --------      --------
  INCOME FROM DISCONTINUED OPERATIONS                          509         1,320        11,645
                                                          --------      --------      --------
  NET INCOME                                              $ 30,560      $ 14,596      $ 37,357
                                                          ========      ========      ========
BASIC EARNINGS PER SHARE:
  Income from continuing operations                       $   3.62      $   1.49      $   2.82
  Income from discontinued operations                          .06           .15          1.28
                                                          --------      --------      --------
  NET INCOME PER SHARE                                    $   3.68      $   1.64      $   4.10
                                                          ========      ========      ========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations                       $   2.94      $   1.23      $   2.37
  Income from discontinued operations                          .05           .12          1.08
                                                          --------      --------      --------
  NET INCOME PER SHARE ASSUMING DILUTION                  $   2.99      $   1.35      $   3.45
                                                          ========      ========      ========

   The accompanying Notes to Consolidated  Financial  Statements are an integral part of these statements.

                                              UNITED CAPITAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                         (In thousands)

                                                                                   Accumulated
                                                                                      Other
                                         Common  Stock Issued                      Comprehensive       Total
                                        ----------------------       Retained     Income (Loss),   Stockholders'  Comprehensive
                                        Shares        Amount         Earnings       Net of Tax        Equity         Income
                                        ------       ---------       ---------    --------------   ------------   -------------
BALANCE - JANUARY 1, 2004                9,092       $     909       $ 114,436       $   8,872       $ 124,217
Proceeds from the exercise
  of stock options                          38               4             302            --               306
Tax benefit from employee
  stock options                           --              --               171            --               171
Net income                                --              --            37,357            --            37,357       $37,357
Other comprehensive
  income, net of tax:
  Change in net unrealized
    gain on available-for-sale
    securities, net of tax
    effect of $2,812                      --              --              --             5,223           5,223         5,223
  Reclassification
    adjustment for net
    gains realized in net
    income, net of tax
    effect of $7,111                      --              --              --           (13,205)        (13,205)      (13,205)
                                                                                                                     -------
Comprehensive income                                                                                                 $29,375
                                         -----       ---------       ---------       ---------       ---------       =======

BALANCE - DECEMBER 31, 2004              9,130             913         152,266             890         154,069
                                         -----       ---------       ---------       ---------       ---------

Purchase and retirement of
  common shares                           (425)            (42)         (9,909)           --            (9,951)
Proceeds from the exercise
  of stock options                          32               3             202            --               205
Tax benefit from employee
  stock options                           --              --                80            --                80
Net income                                --              --            14,596            --            14,596       $14,596
Other comprehensive
  income, net of tax:
  Change in net unrealized
    loss on available-for-sale
    securities, net of tax
    effect of $1,638                      --              --              --            (3,042)         (3,042)       (3,042)
  Reclassification
    adjustment for net
    gains realized in net
    income, net of tax
    effect of $166                        --              --              --              (307)           (307)         (307)
                                                                                                                     -------
Comprehensive income                                                                                                 $11,247
                                         -----       ---------       ---------       ---------       ---------       =======

BALANCE - DECEMBER 31, 2005              8,737             874         157,235          (2,459)        155,650
                                         -----       ---------       ---------       ---------       ---------

Purchase and retirement of
  common shares                           (558)            (56)        (13,570)           --           (13,626)
Proceeds from the exercise
  of stock options                          99              10             787            --               797
Tax benefit from employee
  stock options                           --              --               701            --               701
Stock-based compensation                  --              --               807            --               807
Adjustment to initially
  apply SFAS No. 158, net
  tax effect of $417                      --              --              --               775             775
Net income                                --              --            30,560            --            30,560       $30,560
Other comprehensive
  income, net of tax:
  Change in net unrealized
    gain on available-for-sale
    securities, net of tax
    effect of $2,005                      --              --              --             3,723           3,723         3,723
  Reclassification
    adjustment for net loss
    realized in net income,
    net of tax effect of $47              --              --              --                86              86            86
                                                                                                                     -------
Comprehensive income                                                                                                 $34,369
                                         -----       ---------       ---------       ---------       ---------       =======
BALANCE - DECEMBER 31, 2006              8,278       $     828       $ 176,520       $   2,125       $ 179,473
                                         =====       =========       =========       =========       =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   UNITED CAPITAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                  For the years ended December 31,
                                                         ------------------------------------------------
                                                           2006                2005                2004
                                                         --------            --------            --------
                                                                                                (Revised -
                                                                                                See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 30,560            $ 14,596            $ 37,357
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                         2,784               2,604               3,577
      Non-cash stock based compensation                       807                --                  --
      Net gain on sale of available-for-sale
       securities                                             (73)               (932)            (20,316)
      Gain on sale of other assets                           --                  --                  (363)
      Gain on disposal of discontinued operations,
       net of tax                                            (548)             (1,298)            (11,363)
      Gain on sale of investment in joint venture            --                  (626)               --
      Net realized and unrealized gain on derivative
       instruments                                         (1,584)               (684)               (728)
      Net periodic pension expense                            265                 196                 180
      Income from equity investments                         (279)             (3,511)               (512)
      Tax benefit from employee stock options                --                    80                 171
      Changes in assets and liabilities:
       Notes and accounts receivable, net                     907              (1,847)               (819)
       Inventories                                           (468)               (294)                 23
       Prepaid expenses and other current assets             (258)               (509)                 69
       Deferred income taxes                               (1,366)                526                 953
       Other assets                                          (132)               (478)                (70)
       Accounts payable and accrued liabilities               587                (523)                379
       Income taxes payable                                  (254)             (2,737)             (7,831)
       Other long-term liabilities                        (15,893)                230                (532)
                                                         --------            --------            --------
         Net cash provided by operating activities
           of continuing operations                        15,055               4,793                 175
         Operating activities of discontinued
           operations                                          24                  79                 134
                                                         --------            --------            --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES         15,079               4,872                 309
                                                         --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities              (33,303)             (5,361)            (62,442)
   Proceeds from sale of available-for-sale
     securities                                            16,739              15,177              65,634
   Proceeds from sale of real estate assets                 1,849               3,164              24,302
   Proceeds from sale of other assets                        --                  --                 1,363
   Proceeds from sale of derivative instruments             1,603                 103               1,312
   Purchase of derivative instruments                        --                  --                   (13)
   Purchase/issuance of notes receivable                   (1,118)             (3,000)             (1,000)
   Principal payments on notes receivable                   2,436               3,908                 104
   Acquisition of property, plant and equipment            (1,341)             (1,277)               (226)
   Acquisition of/additions to real estate assets         (12,876)             (5,665)               (958)
   Distributions from joint ventures                          776              16,327                 933
                                                         --------            --------            --------
         Net cash (used in) provided by investing
           activities of continuing operations            (25,235)             23,376              29,009
         Investing activities of discontinued
           operations                                          (4)                (14)               (139)
                                                         --------            --------            --------
         NET CASH (USED IN) PROVIDED BY INVESTING
           ACTIVITIES                                     (25,239)             23,362              28,870
                                                         --------            --------            --------

                                   UNITED CAPITAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (CONTINUED)
                                               (In thousands)

                                                                  For the years ended December 31,
                                                         ------------------------------------------------
                                                           2006                2005                2004
                                                         --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage obligations                 (652)             (2,505)             (2,938)
  Purchase and retirement of common shares                (13,626)             (9,951)               --
  Proceeds from the exercise of stock options                 797                 205                 306
  Tax benefit from employee stock options                     701                --                  --
                                                         --------            --------            --------
        Net cash used in financing activities
          of continuing operations                        (12,780)            (12,251)             (2,632)
        Financing activities of discontinued
          operations                                         --                (1,138)               (974)
                                                         --------            --------            --------
        NET CASH USED IN FINANCING ACTIVITIES             (12,780)            (13,389)             (3,606)
                                                         --------            --------            --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (22,940)             14,845              25,573
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               99,628              84,783              59,210
                                                         --------            --------            --------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 76,688            $ 99,628            $ 84,783
                                                         ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $    799            $    723            $  1,001
                                                         ========            ========            ========
    Taxes                                                $  6,205            $  9,827            $ 17,517
                                                         ========            ========            ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of note receivable in connection
    with sale of real property                           $   --              $   --              $    800
                                                         ========            ========            ========
  Mortgage obligation assumed in connection
    with acquisition of hotel property (see
    Note 2)                                              $   --              $  8,000            $   --
                                                         ========            ========            ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                      (In thousands, except per share data)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

United Capital Corp.  (the  "Company") and its  subsidiaries  are engaged in the investment and  management of real estate,  including the operations of full and limited-service  hotels, and in the manufacture and sale of engineered products.
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

Accounts receivable are recorded at the outstanding  amounts,  net of allowances for doubtful accounts.  The Company makes estimates of the  uncollectibility  of its  accounts  receivable  related to base rents,  tenant  escalations,  expense reimbursements  and other revenues.  The Company analyzes  accounts  receivable, historical bad debt levels,  customer  credit  worthiness  and current  economic trends when evaluating the adequacy of the allowance for doubtful  accounts.  In addition,  tenants  in  bankruptcy  are  analyzed  and  estimates  are  made  in connection with the expected recovery of pre-petition and post-petition claims.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE - HOTEL OPERATIONS

Revenues from the Company's  hotel  operations  are  generally  recognized  when earned.  Hotel  revenues  primarily  represent room rental and food and beverage sales and are  recognized  at the time of the hotel  stay or sale of  restaurant services.

Accounts receivable are recorded at the outstanding  amounts,  net of allowances for  doubtful  accounts.  The Company  determines  the  allowance  for  doubtful accounts  based on an  assessment  of the  collectibility  of specific  customer accounts  which  include the length of time the  receivables  are past due,  the financial health of the customer and historical experience.

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

Accounts receivable are recorded at the outstanding  amounts,  net of allowances
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

CASH AND CASH EQUIVALENTS

Cash  equivalents  of  $43,428  and  $77,932  at  December  31,  2006 and  2005,
respectively, consisted of commercial paper, overnight repurchase agreements and certificates  of deposit.  The Company  considers all highly liquid  investments with a  maturity,  at the  purchase  date,  of three  months  or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

MARKETABLE SECURITIES

The Company determines the appropriate  classification of securities at the time of purchase and reassesses the  appropriateness  of such  classification at each reporting date. At December 31, 2006 and 2005, all marketable securities held by the Company have been  classified as  available-for-sale  and, as a result,  are stated at fair value, based on quoted market prices. Unrealized gains and losses on  available-for-sale  securities  are  recorded  as a  separate  component  of stockholders'  equity.  Realized gains and losses on the sale of securities,  as determined  on a first-in,  first-out  basis,  are included in the  Consolidated
Statements of Income.

The Company  reviews its  investments on a regular basis to evaluate  whether or not each security has experienced an other-than-temporary decline in fair value.
If it is believed that an other-than-temporary  decline exists, the Company will write down the  investment to market value and record the related  write-down in the Consolidated Statements of Income.

NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable, net consist of the following:

                                                December 31,
                                              -----------------
                                               2006       2005
                                              ------     ------
Trade receivables                             $5,835     $5,899
Rental receivables                             1,729      1,520
Other receivables                                749      1,800
Current portion of notes receivable              836         59
                                              ------     ------
     Total                                     9,149      9,278
Less:  Allowance for doubtful accounts           324        324
                                              ------     ------
                                              $8,825     $8,954
                                              ======     ======

There were no changes in the Company's  allowance for doubtful  accounts  during the years ended December 31, 2006, 2005 and 2004.

INVENTORIES

Inventories  are  stated at the lower of cost or market  and  include  material, labor and manufacturing overhead. The first-in,  first-out (FIFO) method is used to determine the cost of inventories. Inventories consist of the following:

                                                December 31,
                                              -----------------
                                               2006       2005
                                              ------     ------
Raw materials                                 $2,197     $2,142
Work in process                                  506        462
Finished goods                                 2,191      1,822
                                              ------     ------
                                              $4,894     $4,426
                                              ======     ======

DEPRECIATION AND AMORTIZATION

Depreciation  and  amortization  are provided on a straight-line  basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
   Buildings .....................................................18 to 39 years
   Building renovations and improvements ..........................7 to 39 years
   Equipment and fixtures .........................................5 to 15 years

Property, plant and equipment:
   Buildings and improvements ....................................10 to 39 years
   Furniture, fixtures and equipment ...............................3 to 8 years

Intangible assets with definite lives:
   Patents, trademarks and other intellectual property ............5 to 20 years

REAL ESTATE

Land,  buildings  and  improvements,  and equipment and fixtures are recorded at cost, less  accumulated  depreciation.  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve the life of the asset,  are capitalized and depreciated over their estimated useful lives.

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

PROPERTY, PLANT AND EQUIPMENT

Property,   plant  and   equipment  is  recorded  at  cost,   less   accumulated
depreciation. Major improvements are capitalized and maintenance and repairs are expensed as incurred.

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

PENSION PLAN

Pension  plans  can be a  significant  cost of  doing  business,  but  represent obligations  that will ultimately be settled far in the future and therefore are subject to estimates.  Pension accounting is intended to reflect the recognition of future benefit costs over the employee's  approximate service period based on the  terms of the plan and the  investment  and  funding  decisions  made by the
Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine  service  cost and  interest  cost to arrive at net  periodic  pension income  or  expense  for the  year.  These  assumptions  are  used in  actuarial calculations to estimate net periodic pension costs as well as pension assets or liabilities included in the Company's Consolidated  Financial Statements.  While
the Company  believes that the  assumptions  used are  appropriate,  significant differences  in actual  experience or significant  changes in assumptions  would affect the Company's pension costs and obligations.

RESEARCH AND DEVELOPMENT

The Company  expenses  research,  development and product  engineering  costs as incurred.  Approximately  $53,  $53 and $69 of such costs were  incurred  by the
Company in 2006, 2005 and 2004, respectively.

SHIPPING AND HANDLING COSTS

Shipping and  handling  costs billed to a customer are included in net sales and the related  costs are  included in cost of sales or selling  expenses.  For the years ended  December 31,  2006,  2005 and 2004,  shipping  and  handling  costs included in selling expenses were $350, $369 and $477, respectively.

EARNINGS PER SHARE

Basic   earnings  per  share  is  calculated  by  dividing  net  income  by  the weighted-average  number of shares outstanding and excludes any dilutive effects of stock  options.  Diluted  earnings per share gives effect to all  potentially dilutive shares that were outstanding during the period. Dilutive shares used in the computation of diluted  earnings per share result from the assumed  exercise of stock options, using the treasury stock method.

STOCK-BASED COMPENSATION

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised  2004) -  "Share-Based  Payment"  ("SFAS No.  123R"),
which  required  the Company to measure all  employee  stock-based  compensation awards using a fair value method and record the related expense in the financial statements.  The  Company  elected to use the  modified  prospective  transition method,  which  requires that  compensation  cost be recognized in the financial statements  for all awards  granted  after the date of  adoption  as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires  that prior  periods not be restated.  All periods presented  prior to  January  1,  2006 were  accounted  for in  accordance  with
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees" ("APB No. 25"). Accordingly,  no compensation cost was recognized for stock options prior to January 1, 2006 because the exercise  price of the option grants  equaled the market  value of the  Company's  common stock at the date of grant,  which was the measurement  date. The Company has used the  Black-Scholes model to estimate  the value of options  granted.  The Company did not grant any options during 2006, 2005 or 2004.

The  Black-Scholes  model was developed for use in estimating  the fair value of traded options,  which have no vesting  restrictions and are fully transferable.
In addition,  option  valuation  models  require the input of highly  subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics  significantly  different from those of traded options and because  changes in the subjective  input  assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $807 and $518,  respectively,  for the year ended
December 31, 2006. The impact on net income per basic and diluted share for this period was $.06 and $.05 per share, respectively.  Prior to the adoption of SFAS
No.  123R,  the Company  presented  the tax benefit  from the  exercise of stock options as an operating cash flow in the Consolidated  Statements of Cash Flows.

Upon adoption of SFAS No. 123R, tax benefits resulting from deductions in excess of compensation  cost recognized for those options are classified as a financing cash flow.

As of December 31, 2006, there were no unrecognized  compensation costs relating to share-based payments.

The following table  illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 had the Company  applied the fair value  recognition  provisions  of SFAS No.  123,  "Accounting  for  Stock-Based
Compensation"  ("SFAS No. 123") to stock-based  employee  compensation for these periods.

                                                                For the Years Ended
                                                                    December 31,
                                                               -----------------------
                                                                 2005          2004
                                                               --------     ----------
Net income, as reported                                        $ 14,596     $   37,357
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                              1,513          2,396
                                                               --------     ----------
Pro forma net income                                           $ 13,083     $   34,961
                                                               ========     ==========
Earnings per share:
  Basic - as reported                                          $   1.64     $     4.10
                                                               ========     ==========
  Basic - pro forma                                            $   1.47     $     3.84
                                                               ========     ==========
  Diluted - as reported                                        $   1.35     $     3.45
                                                               ========     ==========
  Diluted - pro forma                                          $   1.22     $     3.26
                                                               ========     ==========

DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative financial instruments,  such as put and/or call options, in the Consolidated  Financial Statements at fair value regardless of the purpose or intent for holding the  instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in  stockholders'  equity as a component of accumulated  other  comprehensive income depending on whether the derivative  financial  instrument  qualifies for hedge  accounting  and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, changes in the fair value of derivatives accounted for as fair value  hedges are  recorded in income  along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in the fair value of derivatives  accounted for as cash flow hedges,  to the extent they are effective as hedges,  are recorded in accumulated  other  comprehensive income,  net of tax.  Changes in the fair value of derivatives not qualifying as hedges are reported in income.

In  strategies  designed to hedge  overall  market risks and manage its interest rate  exposure,  the Company may sell common  stock  short,  participate  in put and/or call options or enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety  of  securities,  primarily  U.S.  investments  in both  common and preferred  equity issues,  and  participates  on a limited basis in transactions involving derivative financial instruments,  including short stock sales and put and/or  call  options.  At December  31,  2006 and 2005,  the fair value of such derivatives was ($20) and ($1), respectively,  which are recorded as a component of accounts payable and accrued liabilities in the Consolidated  Balance Sheets.
These instruments do not qualify for hedge accounting,  and therefore changes in the derivatives' fair value are recognized in earnings.  The Company  recognized
$1,584,  $684 and $728 in net  realized  and  unrealized  gains from  derivative instruments for the years ended December 31, 2006, 2005 and 2004,  respectively, which  are  included  in  other  income  and  expense,  net in the  Consolidated
Statements of Income.

RECLASSIFICATIONS

Certain  prior year  amounts have been  reclassified  to present them on a basis consistent  with the current year.  During 2006, the Company  restated its prior period segment disclosures to be consistent with the new segment classifications
(see Note 15). The Company  separately  disclosed the  operating,  investing and financing portions of cash flows attributable to discontinued operations in 2006 and 2005, which in 2004 were reported on a combined basis as a single amount.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
interpretation  of FASB  Statement  No. 109" ("FIN 48").  FIN 48  clarifies  the accounting for uncertainty in income taxes  recognized in a company's  financial statements in accordance  with SFAS No. 109,  "Accounting for Income Taxes." FIN
48  prescribes  a  recognition  threshold  and  measurement  attribute  for  the financial  statement  recognition  and  measurement  of a tax position  taken or expected  to be taken in a tax  return.  FIN 48 is  effective  for fiscal  years beginning after December 15, 2006,  which would be the first quarter of 2007 for the Company.  The Company is currently  evaluating the effects, if any, that FIN
48 will have on its  consolidated  financial  position or results of operations.
However,  the Company  does not expect the adoption of FIN 48 to have a material effect on its financial position or results of operations.

In  September  2006,  the FASB issued SFAS No.  157,  "Fair Value  Measurements"
("SFAS No. 157").  SFAS No. 157 defines fair value,  establishes a framework for measuring fair value in generally accepted  accounting  principles,  and expands disclosures  about fair value  measurements.  SFAS No. 157  applies  under other accounting  pronouncements  that require or permit fair value  measurements and, accordingly,  does not require any new fair value measurements.  SFAS No. 157 is effective  for  financial  statements  issued for fiscal years  beginning  after
November 15, 2007, and interim periods within those fiscal years, which would be the first quarter of 2008 for the Company.  The Company is currently  evaluating the effect,  if any, that SFAS No. 157 will have on its  consolidated  financial position or results of  operations.  However,  the  Company  does not expect the adoption of SFAS No. 157 to have a material  effect on the  Company's  financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current
Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying  current year  misstatements  for the purpose of  determining  whether the current year's financial statements are materially  misstated.  SAB No. 108 was effective as of the end of the  Company's  2006 fiscal  year,  allowing a one-time  transitional cumulative  effect  adjustment to beginning  retained  earnings as of January 1,
2006,  for errors that were not  previously  deemed  material,  but are material under the  guidance in SAB No. 108.  The  adoption of SAB No. 108 did not have a material impact on the Company's  consolidated  financial position or results of operations.

In September  2006,  the FASB issued SFAS No. 158,  "Employers'  Accounting  for
Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of FASB
Statements  No. 87, 88, 106, and 132(R)"  ("SFAS No.  158").  Among other items,
SFAS No. 158 requires  recognition of the over-funded or under-funded  status of an entity's defined benefit postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan  assets and  obligations  as of the end of the  employer's  fiscal year and actuarial  gains and losses,  prior service costs or credits,  and any remaining transition  assets or obligations  that have not been recognized  under previous accounting  standards be recognized in accumulated other  comprehensive  income, net of tax,  until they are  amortized  as a  component  of net  period  pension expense. The Company adopted SFAS No. 158 as of December 31, 2006.

The adoption of SFAS No. 158 had no effect on the Company's consolidated results of  operations  for the year ended  December 31,  2006,  or for any prior period presented,  and it will not effect  the  Company's  operating  results in future periods.

The  incremental  effects  of  adopting  the  provisions  of SFAS No. 158 on the
Company's balance sheet at December 31, 2006 are as follows:

                                                  Before      Effect of     After
                                                Application    Adopting   Application
                                                  of SFAS       SFAS        of SFAS
                                                  No. 158      No. 158      No. 158
                                                  -------      --------     -------
ASSETS:
   Other assets                                   $ 2,425      $   551      $ 2,976
                                                  =======      =======      =======
LIABILITIES:
   Other long-term liabilities                    $13,636      $  (641)     $14,277
                                                  =======      =======      =======
   Deferred income taxes (non-current)            $ 2,376      $   417      $ 2,793
                                                  =======      =======      =======
STOCKHOLDERS' EQUITY:
   Accumulated other  comprehensive  income,
      net of tax                                  $ 1,350      $   775      $ 2,125
                                                  =======      =======      =======

2.  REAL ESTATE

The Company is the lessor of real estate under operating  leases which expire in various years through 2078. The following is a summary of real property held for rental:
                                                                   December 31,
                                                               ---------------------
                                                                 2006         2005
                                                               --------     --------
Land                                                           $ 14,769     $ 13,919
Buildings                                                        90,121       82,440
Building renovations and improvements                            10,407        5,809
Equipment and fixtures                                            3,000        3,253
                                                               --------     --------
                                                                118,297      105,421
Less:  Accumulated depreciation                                  68,825       67,103
                                                               --------     --------
                                                               $ 49,472     $ 38,318
                                                               ========     ========

As of December 31,  2006,  total  minimum  future  rentals to be received  under noncancelable  leases  for each of the next  five  years and  thereafter  are as follows:

                                            Years Ending December 31,
                  --------------------------------------------------------------------------
                                                                          There-
                    2007       2008       2009       2010       2011      after      Total
                  --------   --------   --------   --------   --------   --------   --------
Minimum future
rentals           $ 17,785   $ 15,702   $ 14,892   $ 13,223   $  8,425   $ 54,523   $124,550
                  ========   ========   ========   ========   ========   ========   ========

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional  rentals that may be received  under certain  leases which provide for such rentals based upon a percentage  of lessees'  sales.  Percentage  rents included in net income from real  properties  held for rental for 2006, 2005 and
2004 were approximately $384, $512 and $777, respectively.

PROPERTY ACQUISITIONS

During 2006, the Company purchased,  for cash, a commercial  property located in
Long Island City, New York for approximately $8,531.

In 2005,  the Company  purchased a hotel located in Windsor  Locks,  Connecticut
(the "Connecticut Hotel") for approximately $10,190,  including $3,000 which was allocated  to  furniture,  fixtures and  equipment  and is included in property, plant  and  equipment  in the  Consolidated  Balance  Sheet.  The  purchase  was partially financed by an $8,000 mortgage which bears interest at 6.7% per annum, is payable monthly based on a 25 year amortization and matures in December 2015.
The  total  cost of the  acquisition,  less the  proceeds  of the  mortgage,  is reflected in acquisition  of/additions to real estate assets in the Consolidated
Statement of Cash Flows.

PROPERTY SALES

During 2006, the Company divested itself of two commercial  properties which had a net book value of $936 from its real estate investment and management segment.
The aggregate  proceeds from these  transactions were $1,849 resulting in a gain of $548, on a net of tax basis.

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
Two of the properties, one commercial and one shopping center and retail outlet, were contributed to charitable  organizations in the first quarter of 2004 for a nominal  amount.  The net book value of these  properties  and their fair market value, determined by appraisals, were $341 and $4,590, respectively.

The  results  of  operations  for  properties  sold  have been  reclassified  to discontinued operations, on a net of tax basis, for each of the years presented.
In addition, the assets and liabilities associated with those properties sold in
2006 have been  reclassified  to  discontinued  operations  in the  Consolidated
Balance  Sheet at December 31, 2005.  These  amounts  primarily  consist of real property, net of accumulated depreciation,  rents receivable, prepaid or accrued charges and mortgage obligations, if any.

Summarized  financial  information  for  properties  sold and  accounted  for as discontinued operations is as follows:

                                        For the Years Ended December 31,
                                        --------------------------------
                                         2006          2005         2004
                                        ------        ------       ------
Revenues from real estate operations    $   --        $  232       $1,339
Mortgage interest expense                   --            55          109
Depreciation expense                        --            12          103
Other operating expenses                    38           116          589
                                        ------        ------       ------
Operating (loss) income                 $  (38)       $   49       $  538
                                        ======        ======       ======

PROPERTIES HELD FOR SALE

As of December 31, 2006, the Company considered one commercial property from its real estate and investment  management  segment to be held for sale and reported as discontinued operations. The results of operations of this property have been reclassified  to  discontinued  operations,  on a  net  of  tax  basis,  in  the
Consolidated  Statements of Income for the years ended  December 31, 2006,  2005 and 2004. In addition, the assets and liabilities associated with this property, which primarily consist of real property, net of accumulated  depreciation,  and accrued  charges  have  been  reclassified  to  discontinued  operations  in the
Consolidated Balance Sheets at December 31, 2006 and 2005.

Summarized  financial  information  for the property held for sale and accounted for as discontinued operations at December 31, 2006 is as follows:

                                        For the Years Ended December 31,
                                        --------------------------------
                                         2006          2005         2004
                                        ------        ------       ------
Revenues from real estate operations    $ 134         $ 132        $  75
Depreciation expense                       52            54           44
Other operating expenses                  109            91          100
                                        -----         -----        -----
Operating loss                          $ (27)        $ (13)       $ (69)
                                        =====         =====        =====

3.  PROPERTY, PLANT AND EQUIPMENT

Property,  plant and  equipment,  including  furniture,  fixtures and  equipment related to the Company's hotel operations segment, consists of the following:

                                           December 31,
                                        ---------------------
                                         2006          2005
                                        -------       -------
Land                                    $    28       $    28
Buildings and improvements                1,428         1,428
Furniture, fixtures and equipment        18,231        16,894
                                        -------       -------
                                         19,687        18,350
Less: Accumulated depreciation           13,437        12,407
                                        -------       -------
                                        $ 6,250       $ 5,943
                                        =======       =======

4.  MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of available-for-sale securities are as follows:

                                                 Gross      Gross      Fair
                                               Unrealized Unrealized  Market
                                       Cost      Gains      Losses     Value
                                     -------    -------    -------    -------
DECEMBER 31, 2006:
  Equity securities                  $57,708    $ 4,778    $(2,741)   $59,745
  Bonds                                3,131         43         (2)     3,172
                                     -------    -------    -------    -------
                                     $60,839    $ 4,821    $(2,743)   $62,917
                                     =======    =======    =======    =======

DECEMBER 31, 2005:
  Equity securities                  $44,074    $ 2,931    $(6,712)   $40,293
  Bonds                                  129         --         (3)       126
                                     -------    -------    -------    -------
                                     $44,203    $ 2,931    $(6,715)   $40,419
                                     =======    =======    =======    =======

The following  table shows the fair value and unrealized  losses,  aggregated by investment  type and length of time that  individual  securities  have been in a continuous unrealized loss position:

                      Less Than 12 Months    12 Months or More          Total
                      -------------------   --------------------  --------------------
                       Fair     Unrealized    Fair    Unrealized    Fair    Unrealized
DECEMBER 31, 2006:     Value      Losses      Value     Losses      Value     Losses
                      --------  ----------  --------  ----------  --------  ----------
  Equity securities   $ 32,226  $ (2,741)   $   --    $     --    $ 32,226  $ (2,741)
  Bonds                     91        (1)        123        (1)        214        (2)
                      --------  --------    --------  --------    --------  --------
                      $ 32,317  $ (2,742)   $    123  $     (1)   $ 32,440  $ (2,743)
                      ========  ========    ========  ========    ========  ========
DECEMBER 31, 2005:
  Equity Securities   $  5,097  $   (338)   $ 22,620  $ (6,374)   $ 27,717  $ (6,712)
  Bonds                    121        (3)       --        --           121        (3)
                      --------  --------    --------  --------    --------  --------
                      $  5,218  $   (341)   $ 22,620  $ (6,374)   $ 27,838  $ (6,715)
                      ========  ========    ========  ========    ========  ========

The  Company  continuously  reviews its  investment  portfolio  to identify  and evaluate investments that have indications of possible  impairment.  The Company does not believe that its  investments in marketable  securities with unrealized losses at December 31, 2006 are other-then-temporary due to market volatility of the security's fair value,  analysts'  expectations and the Company's ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains and losses  included in the  determination  of net income are as follows:
                                 For the Years Ended December 31,
                                 --------------------------------
                                    2006       2005       2004
                                  -------    -------    -------
Proceeds                          $16,739    $15,177    $65,634
                                  =======    =======    =======
Gross realized gains              $ 1,559    $ 1,193    $20,469
                                  =======    =======    =======
Gross realized losses             $(1,486)   $  (261)   $  (153)
                                  =======    =======    =======

5.  INVESTMENT IN JOINT VENTURES

LEASE FINANCING

Lease  financing  consists  of a 50%  interest  in a limited  partnership  whose principal  assets  are two  distribution  centers  leased  to Kmart  Corporation
("Kmart"), which are accounted for as leveraged leases (see Note 11).

The following  represents  the components of the net investment in the leveraged leases:

                                                                December 31,
                                                          ---------------------
                                                             2006         2005
                                                          --------     --------
Rents receivable                                          $ 61,439     $ 65,467
Residual values                                             10,000       10,000
Nonrecourse debt service                                   (48,598)     (51,850)
Unearned income                                            (16,130)     (16,409)
                                                          --------     --------
                                                             6,711        7,208
Less: Deferred taxes arising from leveraged leases           6,127        6,335
                                                          --------     --------
                                                          $    584     $    873
                                                          ========     ========

The Company's  share of income arising from this  investment was $279,  $357 and
$428 for the years ended December 31, 2006, 2005 and 2004, respectively,  and is included in revenues from real estate operations in the Consolidated  Statements of Income.

HOTEL VENTURES

The  Company  had a 40%  interest  in two joint  ventures  which  each owned and operated a hotel.  The hotels were  located in New Jersey (the "Hotel  Venture")
and Quebec,  Canada (the "Quebec Venture").  In 2005, the Hotel Venture sold its underlying  property.  Distributions  in excess of the  Company's  investment of
$3,327 from the Hotel Venture and a gain on the sale of the  Company's  interest in the Quebec  Venture of $626 are included in other income and expense,  net in the Consolidated Statement of Income for 2005.

Summarized  operating  results of the Hotel Venture and Quebec Venture,  through the date of their respective sale in 2005, are as follows:

                                     For the Years Ended
                                         December 31,
                                   ----------------------
                                      2005          2004
                                   --------      --------
Revenues                           $ 21,411      $ 25,903
                                   ========      ========
Operating profit                   $  4,026      $  5,966
                                   ========      ========
Net (loss) income                  $   (434)     $    210
                                   ========      ========

The Company's  equity in operating  (losses)  earnings of these ventures through the date of the respective  sale was ($173) and $84 for the years ended December
31, 2005 and 2004, respectively.

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                         December 31,
                                       ---------------
                                        2006     2005
                                       ------   ------
Accounts payable                       $3,999   $4,268
Accrued wages and benefits              1,821    1,803
Other accrued expenses                  3,786    2,929
                                       ------   ------
                                       $9,606   $9,000
                                       ======   ======

7.  LONG-TERM DEBT

Long-term debt consists of the following:

                                         December 31,
                                       ----------------
                                        2006      2005
                                       -------  -------
Mortgages on real property             $12,140  $12,792
Less:  Current maturities                  471      652
                                       -------  -------
                                       $11,669  $12,140
                                       =======  =======

First  mortgages  bearing  interest at rates ranging from 4% to 8% per annum are collateralized  by the related real property  which had a net carrying  value at
December  31,  2006 of  $12,225,  exclusive  of hotel  furniture,  fixtures  and equipment.  Such amounts are  scheduled to mature at various dates from December
2008 through December 2015.

The approximate  aggregate  maturities of these obligations at December 31, 2006 are as follows:

                                         YEARS ENDING DECEMBER 31,
                       -------------------------------------------------------------
                                                                    THERE-
                         2007     2008     2009     2010     2011    AFTER    TOTAL
                       -------  -------  -------  -------  -------  -------  -------
Aggregate maturities   $   471  $   518  $ 2,170  $   455  $   417  $ 8,109  $12,140
                       =======  =======  =======  =======  =======  =======  =======

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
    December   31,   2006  and  2005  was   approximately   $2,763  and  $4,429,
    respectively,  while the  carrying  value was $2,530 and $3,849 for the same periods.

    At December 31, 2006 and 2005, all marketable securities held by the Company have been classified as available-for-sale  and, as a result, are carried at fair  value  based on quoted  market  prices or dealer  quotes.  If a quoted market price is not available,  fair value is estimated  using quoted market prices for similar securities.

    The fair value of  long-term  debt was  calculated  based on interest  rates available  for debt  with  terms  and due  dates  similar  to the  Company's existing debt arrangements. The fair value of long-term debt at December 31,
    2006 and 2005 was approximately $11,142 and $11,662, respectively, while the carrying value was $12,140 and $12,792 for the same periods.

    The derivative instruments held by the Company, representing put and/or call options,  are carried at fair value based on quoted  market prices or dealer quotes.  At December 31, 2006 and 2005, the fair value of these  derivatives was ($20) and ($1), respectively.

9.  STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in capital to zero and have also reduced  retained  earnings by amounts in excess of par value. Any future purchases in excess of par value will also reduce retained earnings.

In  November  2005,  the  Board  of  Directors   authorized  a  "Dutch  Auction"
self-tender offer for up to 1,000 shares of the Company's common stock resulting in the January 2006  repurchase and retirement of 544 shares of common stock for an aggregate price of $13,323 or $24.50 per share. In addition, during the years ended December 31, 2006 and 2005,  the Company  purchased and retired 14 and 425 shares of the Company's  common stock for an aggregate price of $303 and $9,951, respectively. The Company did not purchase any shares of its common stock during
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

STOCK OPTIONS

The Company has two stock option plans,  the Incentive and  Non-Qualified  Stock
Option  Plan  (the   "Incentive   Plan")  and  the  1988  Joint   Incentive  and
Non-Qualified  Stock Option Plan (the "Joint Plan"),  under which  qualified and nonqualified  options may be granted to key  employees to purchase the Company's common  stock at the fair market  value on the date of grant.  Under both plans, the options typically become exercisable in three equal installments,  beginning one year from the date of grant.  Stock options  generally expire ten years from the date of grant.  The number of  authorized  shares  reserved  for issuance is
3,650 under the Incentive Plan and 2,650 under the Joint Plan.

At December 31, 2006, there were 2,153 and 3,146 options  outstanding  under the
Joint Plan and Incentive Plan,  respectively.  At December 31, 2005,  there were
2,243 and 3,155 options  outstanding  under the Joint Plan and  Incentive  Plan, respectively.

Outstanding  stock options as of December 31, 2006,  2005 and 2004,  and changes during the years then ended are summarized below:

                                       2006                2005                 2004
                                 ------------------   ------------------  -------------------
                                          Weighted-            Weighted-            Weighted-
                                            Average              Average              Average
                                           Exercise             Exercise             Exercise
                                 Shares     Price     Shares     Price    Shares      Price
                                 -----    ---------   -----    ---------  ------    ---------
Outstanding - beginning of year  5,398    $   11.54   5,430    $   11.51   5,470    $   11.49
  Exercised                        (99)   $    8.05     (32)   $    6.42     (38)   $    8.06
  Cancelled/Forfeited             --           --      --           --        (2)   $   21.80
                                 -----                -----                -----
Outstanding - end of year        5,299    $   11.61   5,398    $   11.54   5,430    $   11.51
                                 =====                =====                =====
Exercisable - end of year        5,299    $   11.61   5,146    $   11.04   4,627    $   10.35
                                 =====                =====                =====

The  following  table  summarizes  information  about  options  outstanding  and exercisable at December 31, 2006:

                   Options Outstanding and Exercisable
 ------------------------------------------------------------------
                        Number          Weighted-        Weighted-
                      Outstanding        Average          Average
     Range of            and            Remaining        Exercise
   Exercise Price     Exercisable    Contractual Life     Price
 -----------------    -----------    ----------------    ----------
 $ 6.53 -   $ 9.38       1,930          2.3 years         $ 7.26
 $11.44 -   $11.93       1,690          3.1 years         $11.70
 $12.20 -   $21.80       1,679          5.8 years         $16.51
                         -----
 $ 6.53 -   $21.80       5,299          3.7 years         $11.61
                         =====

The aggregate  intrinsic  value of options  outstanding  and  exercisable  as of
December 31, 2006 was  $94,971,  which  represents  the  difference  between the
Company's  closing  stock price at the end of the year ($29.53) and the exercise price of each option,  multiplied by the number of "in-the-money"  options. This amount  changes  based upon the fair market value of the  Company's  stock.  The total  intrinsic value of options  exercised  during the year ended December 31,
2006 was $1,635.

10.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       2006       2005       2004
                                                    --------    -------    ---------
Numerator:
  Income from continuing operations                  $30,051    $13,276    $25,712
                                                     =======    =======    =======
Denominator:
  Basic - weighted-average shares outstanding          8,299      8,908      9,114
  Dilutive effect of employee stock options            1,918      1,870      1,704
                                                     -------    -------    -------
  Diluted - weighted-average shares outstanding       10,217     10,778     10,818
                                                     =======    =======    =======
Basic earnings per share - continuing operations     $  3.62    $  1.49    $  2.82
                                                     =======    =======    =======
Diluted earnings per share - continuing operations   $  2.94    $  1.23    $  2.37
                                                     =======    =======    =======

Employee  stock options to purchase 756 shares of the Company's  common stock at
December 31, 2004, were not included in the computation of diluted  earnings per share because their effect would have been anti-dilutive.

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

The components of the net deferred tax liability are as follows:

                                                                  December 31,
                                                              -------------------
                                                                2006       2005
                                                              -------    -------
Realization allowances related to accounts receivable and
  inventories                                                 $   421    $   384
Net unrealized (gain) loss on available-for-sale securities      (693)     1,374
Basis differences relating to real property                     1,271      3,675
Accrued expenses, deductible when paid                          4,554      4,402
Deferred profit                                                  (414)    (2,229)
Basis differences relating to business acquisitions              (223)    (1,863)
Leveraged lease                                                (6,127)    (6,335)
Property, plant and equipment                                    (636)      (495)
Pensions                                                         (193)       132
Other, net                                                       (170)      (152)
                                                              -------    -------
Net deferred tax liability                                     (2,210)    (1,107)
Less:  Current portion - asset                                    583      2,389
                                                              -------    -------
Noncurrent portion                                            $(2,793)   $(3,496)
                                                              =======    =======

The income tax provision (benefit)  reflected in the Consolidated  Statements of
Income is as follows:

                                    For the years ended December 31,
                                    --------------------------------
                                       2006        2005        2004
                                    --------    --------    --------
Current:
  Federal                           $(10,108)   $  6,059    $ 10,205
  State                                 (984)      1,110        (314)
Deferred                                 717         601         717
                                    --------    --------    --------
                                    $(10,375)   $  7,770    $ 10,608
                                    ========    ========    ========

A reconciliation of the tax provision computed at statutory rates to the amounts shown in the Consolidated Statements of Income are as follows:

                                                     For the years ended December 31,
                                                     --------------------------------
                                                        2006        2005       2004
                                                     --------    --------   --------
Computed federal income tax provision at statutory
  rates                                              $  6,887    $  7,366   $ 12,712
State (benefit) tax, net of federal tax effect           (640)        722       (204)
Reversal of long-term and deferred tax liabilities    (17,330)       --         --
Charitable contributions                                 --          --       (1,745)
Other, net                                                708        (318)      (155)
                                                     --------    --------   --------
                                                     $(10,375)   $  7,770   $ 10,608
                                                     ========    ========   ========

During 2006, the Company  reversed  $17,330 in long-term and deferred income tax liabilities  relating to certain tax matters for which the statue of limitations had expired.

13. OTHER INCOME AND EXPENSE, NET

The components of other income and expense,  net in the Consolidated  Statements of Income are as follows:

                                                   For the years ended December 31,
                                                   --------------------------------
                                                      2006       2005       2004
                                                   --------    -------   ----------
Net realized and unrealized gain on derivative
  instruments                                       $ 1,584    $   684   $   728
Net gain on the sale of available-for-sale
  securities                                             73        932    20,316
Litigation settlement                                   422       --        --
Equity in (losses) earnings of joint ventures           (35)     3,154        84
Gain on sale of investment in joint venture            --          626      --
Casualty insurance settlement                          --         --         831
Other, net                                               (4)       184       476
                                                    -------    -------   -------
                                                    $ 2,040    $ 5,580   $22,435
                                                    =======    =======   =======

In October 2004, the stockholders of Prime Hospitality Corp.  ("Prime") approved a merger  whereby  all of the  outstanding  shares of Prime were  exchanged  for
$12.25 per common share.  Accordingly,  the Company's shares in Prime were sold, resulting  in proceeds  of  approximately  $43,400  and a gain of  approximately
$19,000.

14. PENSION PLAN

The Company  has a  noncontributory  defined  benefit  pension  plan that covers substantially  all full-time  employees  and the former  employees of one of the
Company's  discontinued   manufacturing  segments.  The  plan  provides  defined
benefits based on years of service and compensation level.

Changes in benefit obligation,  plan assets and funded status of the plan are as follows:
                                                                December 31,
                                                           ---------------------
                                                             2006         2005
                                                           -------      -------
Change in benefit obligation:
  Benefit obligation, beginning of year                    $ 8,559      $ 8,661
    Service cost                                               306          273
    Interest cost                                              654          661
    Actuarial loss (gain)                                      148         (248)
    Benefits paid                                             (761)        (788)
                                                           -------      -------
  Benefit obligation, end of year                            8,906        8,559
                                                           -------      -------
Change in plan assets:
  Fair value of plan assets, beginning of year               9,190        9,626
    Actual return on plan assets                             1,028          352
    Benefits paid                                             (761)        (788)
                                                           -------      -------
  Fair value of plan assets, end of year                     9,457        9,190
                                                           -------      -------
Funded status                                              $   551          631
                                                           =======      -------
    Unrecognized net actuarial gain                                        (988)
    Unrecognized net gain                                                   (19)
                                                                        -------
Accrued benefit obligation                                              $  (376)
                                                                        =======

The funded status at December 31, 2006,  is included in other assets,  while the accrued  benefit  obligation at December 31, 2005 is included in other long-term liabilities  in the  Consolidated  Balance  Sheets.  As of December 31, 2006 and
2005, the accumulated benefit obligation was $8,671 and $8,327, respectively.

Amounts  recognized in accumulated  other  comprehensive  income,  before income taxes, consist of the following:

                                                  December 31,
                                                      2006
                                                  ------------
Unrecognized net actuarial gain                     $  840
Unrecognized net gain                                  352
                                                    ------
                                                    $1,192
                                                    ======

Net periodic pension expense consists of the following:

                                               For the years ended December 31,
                                            ------------------------------------
                                              2006          2005          2004
                                            -------       -------       -------
Service cost                                $  (306)      $  (273)      $  (283)
Interest cost                                  (654)         (661)         (650)
Actual return on plan assets                  1,028           352           611
Net amortization and deferral                  (333)          386           142
                                            -------       -------       -------
Net periodic pension expense                $  (265)      $  (196)      $  (180)
                                            =======       =======       =======

In determining the projected  benefit  obligation and net periodic pension cost, the weighted-average assumed discount rate and expected long-term rate of return on  plan  assets  was 8%,  while  the  rate  of  expected  increases  in  future compensation was 3.5%, in all periods presented. A 100 basis point change in the expected  long-term rate of return on plan assets would have changed fiscal 2006 pension expense by $88.

The  expected  long-term  rate  of  return  on  plan  assets  is  determined  by considering  historical rates of return,  the current return trends,  the mix of investments  that  comprise  plan  assets  and  forecasts  of  future  long-term investment returns.

The  Company  does  not  expect  any  of  the  amounts  in   accumulated   other
comprehensive income to be recognized as a component of net periodic cost during
2007.

The allocations of plan assets by category are as follows:

                                           December 31,
                                        -----------------
                                         2006      2005
                                        -------   -------
Equity securities                         77.2%     78.4%
Debt securities                           10.7      11.7
U.S. government securities                 3.8       2.8
Cash and other investments                 8.3       7.1
                                         -----     -----
                                         100.0%    100.0%
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

                                         Years ending December 31,
                            ----------------------------------------------------
                                                                           2012-
                              2007     2008     2009     2010     2011     2016
                            -------  -------  -------  -------  -------  -------
Expected benefit payments    $  717   $  846   $  840   $  842   $  866   $4,392
                             ======   ======   ======   ======   ======   ======

15.  BUSINESS SEGMENTS

During 2006, the Company  re-evaluated its reportable operating segments and has restated prior results to reflect three segments plus corporate, instead of two,
as  previously   reported.   These  segments  are  real  estate  investment  and
management, hotel operations and engineered products. The real estate investment and  management  segment is engaged in the business of investing in and managing real estate properties which are located throughout the United States. The hotel operations  segment owns and operates three hotels located in the United States.
Engineered products are manufactured  through  wholly-owned  subsidiaries of the
Company and  primarily  consist of knitted  wire  products  and  components  and transformer products which are sold worldwide.

Operating results of the Company's business segments are as follows:

                                                  For the years ended December 31,
                                                  --------------------------------
                                                     2006        2005        2004
                                                  --------    --------    --------
NET REVENUES AND SALES:
  Real estate investment and management           $ 19,403    $ 17,962    $ 18,448
  Hotel operations                                   8,807       3,944       3,156
  Engineered products                               37,158      38,201      38,335
                                                  --------    --------    --------
                                                  $ 65,368    $ 60,107    $ 59,939
                                                  ========    ========    ========
OPERATING INCOME (LOSS):
  Real estate investment and management           $ 12,025    $ 10,627    $ 10,956
  Hotel operations                                     418         333        (216)
  Engineered products                                2,784       3,175       4,187
  General corporate expenses                        (4,089)     (2,891)     (2,706)
                                                  --------    --------    --------
                                                    11,138      11,244      12,221
OTHER INCOME, NET                                    8,538       9,802      24,099
                                                  --------    --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                           $ 19,676    $ 21,046    $ 36,320
                                                  ========    ========    ========

                                                  For the years ended December 31,
                                                  --------------------------------
                                                     2006        2005        2004
                                                  --------    --------    --------
DEPRECIATION AND AMORTIZATION EXPENSE:
  Real estate investment and management           $  1,563    $  1,916    $  2,558
  Hotel operations                                     782         251         467
  Engineered products                                  343         336         405
  General corporate expenses                            96         101         147
                                                  --------    --------    --------
                                                     2,784    $  2,604    $  3,577
                                                  ========    ========    ========
MORTGAGE INTEREST EXPENSE:
  Real estate investment and management           $    268    $    373    $    572
  Hotel operations                                     529          22        --
                                                  --------    --------    --------
                                                  $    797    $    395    $    572
                                                  ========    ========    ========

Sales by the  Company's  engineered  products  segment  to  automobile  original
equipment   manufacturers   and  their  first  tier   suppliers   accounted  for
approximately  27.7%,  32.9%  and  32.6%  of 2006,  2005  and 2004  consolidated revenues,  respectively.  For the year ended  December  31,  2006,  sales by the
engineered  products  segment  to  General  Motors  and  Autoliv,   its  largest
customers,  accounted for 15.6% and 10.5% of the segment's sales,  respectively.
For the years ended December 31, 2005 and 2004, sales by the engineered products segment to General Motors  accounted for 17.0% and 18.7% of the segment's sales, respectively.  No other customers  exceeded 10% of the segments sales during the last three years.

Approximately  14.2%,  18.0%  and  16.6% of 2006,  2005  and  2004  total  sales generated  from the  engineered  products  segment  were to  foreign  customers.
Substantially all assets held by the Company's  engineered  products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company's business segments is as follows:

                                                                    December 31,
                                                               -------------------
                                                                  2006       2005
                                                               --------   --------
IDENTIFIABLE ASSETS:
  Real estate investment and management and corporate assets   $196,685   $191,761
  Hotel operations                                               14,841     13,227
  Engineered products                                            12,074     11,697
                                                               --------   --------
                                                               $223,600   $216,685
                                                               ========   ========
ADDITIONS TO LONG-LIVED ASSETS:
  Real estate investment and management and corporate assets   $ 11,719   $  4,519
  Hotel operations                                                2,215     10,240
  Engineered products                                               283        183
                                                               --------   --------
                                                               $ 14,217   $ 14,942
                                                               ========   ========

16.  LEASE OBLIGATIONS

At December 31, 2006,  the Company was  obligated  under  various  noncancelable operating  leases  which  expire on various  dates  through  2040.  These leases include certain facilities and equipment of the engineered  products segment, as well as land  leases  of the real  estate  investment  and  management  segment.
Certain leases contain renewal  options and/or  increased  rental  amounts.  The future minimum rental commitments under operating leases are as follows:

                                                Years ending December 31,
                             ------------------------------------------------------------
                                                                          There-
                              2007     2008     2009     2010     2011    After    Total
                             ------   ------   ------   ------   ------   ------   ------
Minimum rental commitments   $  576   $  506   $  436   $  141   $  114   $1,636   $3,409
                             ======   ======   ======   ======   ======   ======   ======

Rental expense under operating leases was $635, $628 and $482 for 2006, 2005 and
2004, respectively.

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  becomes  available  or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company has approximately  $9,700 and
$9,900 recorded in accounts payable and accrued  liabilities and other long-term liabilities  as of  December  31,  2006 and 2005,  respectively,  to cover  such matters.

The Company has an employment  agreement with its Chairman,  President and Chief
Executive  Officer (the "Officer")  which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation  Committee of the Board of Directors.  In the event of termination or a change in control,  as defined in the employment agreement,  the Company is required to pay the Officer a  lump  sum  severance  payment  equal  to  three  years  salary  and  purchase outstanding  options.  The employment agreement provides for successive one year terms unless either the Company or the Officer  gives the other  written  notice that the  employment  agreement is terminated  and also provides a death benefit which the Company secures through an insurance policy.

The Company is subject to various other  litigation,  legal,  regulatory and tax matters  that  arise  in  the  ordinary  course  of  business  activities.  When management  believes it is probable that liabilities have been incurred and such amounts are reasonably estimable,  the Company provides for amounts that include judgments  and penalties  that may be assessed.  These  liabilities  are usually included  in  accounts  payable  and  accrued  liabilities  or  other  long-term
liabilities  in  the  Consolidated   Financial  Statements,   depending  on  the
anticipated payment date. During 2006, the Company reversed $17,330 in long-term and deferred  income tax  liabilities  relating to certain tax matters for which the  statue of  limitations  has  expired.  None of the  remaining  matters  are expected to result in a material  adverse  effect on the Company's  consolidated financial position or results of operations.

                                                                                                                        SCHEDULE III

                                                UNITED CAPITAL CORP. AND SUBSIDIARIES
                                             REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 2006

(In thousands)

                                                                                                  Gross Amount At Which
                                                    Initial Cost to Company     Costs            Carried At Close of Period
                                                    -----------------------   Capitalized   ------------------------------------
                                         Mortgage               Buildings,    Subsequent to              Buildings,
                                          Loans                Improvements   Acquisition/              Improvements     Total
      Description                        Payable       Land    & Equipment    Improvements       Land    & Equipment    (a),(c)
-------------------------------------    -------     --------  ------------   -------------   --------  -------------   --------
REAL PROPERTY HELD FOR RENTAL:
  Shopping centers and retail outlets:

    Culver, CA                           $   --      $    842   $  7,576        $   --         $    842   $  7,576     $  8,418
    Northbrook, IL                           --           898      8,075            --              898      8,075        8,973
    Miscellaneous investments               2,076       4,517     29,504           3,367          4,517     32,871       37,388
                                         --------    --------   --------        --------       --------   --------     --------
                                            2,076       6,257     45,155           3,367          6,257     48,522       54,779
                                         --------    --------   --------        --------       --------   --------     --------

  Commercial properties:
    Long Island City, NY                     --           850      7,681            --              850      7,681        8,531
    Miscellaneous investments               2,163       1,853     22,338           7,767          1,948     30,010       31,958
                                         --------    --------   --------        --------       --------   --------     --------
                                            2,163       2,703     30,019           7,767          2,798     37,691       40,489
                                         --------    --------   --------        --------       --------   --------     --------
  Day-care centers:
    Miscellaneous investments                  30         384      3,453           1,891            384      5,344        5,728
                                         --------    --------   --------        --------       --------   --------     --------

  Hotel properties:

    Windsor Locks, CT                       7,871       1,000      6,190           1,152          1,000      7,342        8,342
    Miscellaneous investments                --         1,712      2,868              55          1,712      2,923        4,635
                                         --------    --------   --------        --------       --------   --------     --------
                                            7,871       2,712      9,058           1,207          2,712     10,265       12,977
                                         --------    --------   --------        --------       --------   --------     --------
  Other:
    Miscellaneous investments                --         2,618      1,578             128          2,618      1,706        4,324
                                         --------    --------   --------        --------       --------   --------     --------
  Total real property held for rental      12,140      14,674     89,263          14,360         14,769    103,528      118,297
                                         --------    --------   --------        --------       --------   --------     --------

REAL PROPERTY HELD FOR SALE:
  Commercial properties:
    Miscellaneous investments                --            78      1,295             157             78      1,452        1,530
                                         --------    --------   --------        --------       --------   --------     --------
  Total real property held for sale          --            78      1,295             157             78      1,452        1,530
                                         --------    --------   --------        --------       --------   --------     --------
TOTAL                                    $ 12,140    $ 14,752   $ 90,558        $ 14,517       $ 14,847   $104,980     $119,827
                                         ========    ========   ========        ========       ========   ========     ========

(a)  Reconciliations  of the carrying value of total real property for the three years ended December 31, 2006 are as follows:

                                                                                                  2006       2005         2004
                                                                                               --------   --------     --------
Total real property at beginning of period                                                     $108,481   $ 99,439     $113,097
Additions during the period:
    Acquisitions and improvements                                                                12,880     10,679        1,097
                                                                                               --------   --------     --------
                                                                                                121,361    110,118      114,194
Deductions during the period:
    Cost of real estate sold                                                                      1,534      1,637       14,726
    Other                                                                                          --         --             29
                                                                                               --------   --------     --------
                                                                                               $119,827   $108,481     $ 99,439
                                                                                               ========   ========     ========

(b)  Reconciliations  of  accumulated  depreciation  for the three  years  ended December 31, 2006 are as follows:

                                                                                                  2006       2005         2004
                                                                                                -------    -------      -------
Accumulated depreciation at beginning of period                                                 $68,281    $66,930      $72,817
Additions during the period:
    Provision for depreciation                                                                    1,774      1,987        2,704
                                                                                                -------    -------      -------
                                                                                                 70,055     68,917       75,521
Deductions during the period:
    Accumulated depreciation of real estate sold                                                    598        636        8,562
    Other                                                                                            --         --           29
                                                                                                -------    -------      -------
                                                                                                $69,457    $68,281      $66,930
                                                                                                =======    =======      =======

(c) The aggregate cost for federal income tax purposes is approximately $151,023.

                The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                 52-A

                                                                                                                        SCHEDULE III

                                                UNITED CAPITAL CORP. AND SUBSIDIARIES
                                             REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 2006

(In thousands)

                                                                                           Life On Which
                                                                                            Depreciation
                                                                                              in Latest
                                                                                            Statement of
                                            Accumulated          Date of         Date         Income is
      Description                         Depreciation (b)    Construction     Acquired       Computed
                                          ----------------    ------------     --------    --------------
REAL PROPERTY HELD FOR RENTAL:
  Shopping centers and retail outlets:

    Culver, CA                               $  7,576               N/A           1986        18  Years
    Northbrook, IL                              8,075               N/A           1987        18  Years
    Miscellaneous investments                  25,883               N/A         1986-98      5-39 Years
                                             --------
                                               41,534
                                             --------

  Commercial properties:
    Long Island City, NY                          131               N/A           2006        39  Years
    Miscellaneous investments                  18,789               N/A         1986-94      5-39 Years
                                             --------
                                               18,920
                                             --------
  Day-care centers:
    Miscellaneous investments                   4,041               N/A         1986-91      5-39 Years
                                             --------

  Hotel properties:

    Windsor Locks, CT                             166               N/A           2005       7-39 Years
    Miscellaneous investments                   2,916               N/A         1986-99        7  Years
                                             --------
                                                3,082
                                             --------
  Other:
    Miscellaneous investments                   1,248               N/A         1986-97     15-39 Years
                                             --------
  Total real property held for rental          68,825
                                             --------

REAL PROPERTY HELD FOR SALE:
  Commercial properties:
    Miscellaneous investments                     632               N/A           1992      10-32 Years
                                             --------
  Total real property held for sale               632
                                             --------
TOTAL                                        $ 69,457
                                             ========

                The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                 52-B

                                                                                                                         SCHEDULE IV

                                                UNITED CAPITAL CORP. AND SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 2006
                                                           (In thousands)

                                                            Final
      Description                    Interest Rate       Maturity Date         Periodic Payment Terms          Prior Liens
------------------------------  --------------------  -------------------  --------------------------------  -------------
Mortgage loans secured by commercial property:

                                                                           Interest only due monthly, with
   Brooklyn, New York             LIBOR plus 14.25%        June 2007            balance due at maturity          $79,000

                                                                           Interest only due monthly, with
   Ridgefield Park, New Jersey          15.0%              June 2008            balance due at maturity            --

                                                                            Principal and interest due
   Houston, Texas              Varies from 7.0%- 16.0%      May 2014                   monthly                     --

                                                                            Principal and interest due
   Other                                9.0%             December 2008                 monthly                     --
                                                                                                                 -------

                                                                                                                 $79,000
                                                                                                                 =======

(a) A  reconciliation  of  mortgage  loans on real  estate  for the  year  ended December 31, 2006 is as follows:

       Balance at beginning of period            $3,737

       Additions during the period:
          New mortgage loans                        750

       Deductions during the period:
         Collection of principal                 (2,402)
                                                 ------

       Balance at end of period                  $2,085
                                                 ======

(b) The carrying value for federal income tax purposes is substantially equal to the carrying amount for book purposes.

                The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                                                 53-A

                                                                     SCHEDULE IV

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2006
                                 (In thousands)

                                Principal
                                Amount of
                                  Loans
                   Carrying     Subject to
                   Amount of    Delinquent
   Face Amount     Mortgages    Principal or
   of Mortgages     (a), (b)      Interest
   -------------  ------------  -------------

     $  750         $  750       $   --

      2,000            639           --

        800            693           --

         45              3           --
     ------         ------      --------

     $3,595         $2,085      $    --
     ======         ======      ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these schedules.

                                      53-B

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

                                          First     Second      Third      Fourth
                                         Quarter    Quarter    Quarter    Quarter
                                        --------   --------   --------   ----------
FOR THE YEAR 2006:
  Revenues                              $ 15,988   $ 17,157   $ 16,400   $   15,823
                                        ========   ========   ========   ==========
  Operating income                      $  1,814   $  3,268   $  2,969   $    3,087
                                        ========   ========   ========   ==========
  Other income (1)                      $  1,504   $    954   $  1,981   $    4,099
                                        ========   ========   ========   ==========
  Income from continuing operations (2) $  2,108   $  2,746   $ 20,620   $    4,577
                                        ========   ========   ========   ==========
  (Loss) income from discontinued
    operations                          $    (20)  $    455   $      4   $       70
                                        ========   ========   ========   ==========
  Net income                            $  2,088   $  3,201   $ 20,624   $    4,647
                                        ========   ========   ========   ==========
BASIC EARNINGS PER SHARE:
  Income from continuing operations     $    .25   $    .33   $   2.49   $      .55
  Income from discontinued operations       --          .06       --            .01
                                        --------   --------   --------   ----------
  Net income per share                  $    .25   $    .39   $   2.49   $      .56
                                        ========   ========   ========   ==========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations     $    .20   $    .27   $   2.01   $      .44
  Income from discontinued operations       --          .05       --            .01
                                        --------   --------   --------   ----------
  Net income per share assuming
    dilution                            $    .20   $    .32   $   2.01   $      .45
                                        ========   ========   ========   ==========

FOR THE YEAR 2005:
  Revenues                              $ 15,213   $ 15,850   $ 14,831   $   14,213
                                        ========   ========   ========   ==========
  Operating income                      $  2,529   $  3,140   $  3,015   $    2,560
                                        ========   ========   ========   ==========
  Other income (3)                      $  1,800   $  1,536   $  4,425   $    2,041
                                        ========   ========   ========   ==========
  Income from continuing operations     $  2,824   $  3,038   $  4,821   $    2,593
                                        ========   ========   ========   ==========
  Income from discontinued operations   $     41   $    242   $    856   $      181
                                        ========   ========   ========   ==========
  Net income                            $  2,865   $  3,280   $  5,677   $    2,774
                                        ========   ========   ========   ==========
BASIC EARNINGS PER SHARE:
  Income from continuing operations     $    .31   $    .34   $    .55   $      .30
  Income from discontinued operations       --          .02        .10          .02
                                        --------   --------   --------   ----------
  Net income per share                  $    .31   $    .36   $    .65   $      .32
                                        ========   ========   ========   ==========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations     $    .26   $    .28   $    .45   $      .24
  Income from discontinued operations       --          .02        .08          .02
                                        --------   --------   --------   ----------
  Net income per share assuming
    dilution                            $    .26   $    .30   $    .53   $      .26
                                        ========   ========   ========   ==========

(1) The fourth  quarter  results  include  $2,303 in net realized and unrealized
    gain   on   derivative   instruments   and   net   gain   on  the   sale  of
    available-for-sale securities.

(2) The third quarter  results  include the reversal of $17,330 in long-term and deferred  income tax  liabilities  relating to certain tax matters for which the statue of limitations has expired.

(3) The third quarter results include $3,327 in  distributions  in excess of the
    Company's  investment  related to the sale of the hotel  which was owned and operated by the Hotel Venture (see Note 5 of Notes to Consolidated Financial
    Statements).

                                       54