Form 10-K/A
period 2006-12-31
UNITED CAPITAL CORP /DE/
filed 2007-04-30
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 2006
                                             -----------------

| |   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the transition period from _______________ to _______________

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
of incorporation or organization)                       identification no.)

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
Yes | |   No |X|

Indicate  by check mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or 15(d) of the Act.
Yes | |   No |X|

Indicate  by check  mark  whether  the  registrant  (1) has filed all  reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of
1934  during the  preceding  12 months (or for such  shorter  period  that the registrant  was  required to file such  reports),  and (2) has been subject to
such filing requirements for the past 90 days.  Yes |X|   No | |

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K/A or any  amendment to
this Form 10-K/A. |X|

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

The number of shares of the Registrant's $.10 par value common stock outstanding as of April 25, 2007 was 8,278,543.

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      As of April 25,  2007,  the  executive  officers  and  directors of United
Capital Corp. ("we," "our" or the "Company") are as follows:

          Name               Principal Occupation                 Age
          ----               --------------------                 ---

A.F. Petrocelli             Chairman of the Board,                63
                              President and Chief
                              Executive Officer

Michael T. Lamoretti        Vice President - Real                 39
                              Estate Operations

Howard M. Lorber *          President and Chief                   58
                              Executive Officer of
                              Vector Group Ltd.

Robert M. Mann *            Private Investor - Apparel            65
                              Industry

Anthony J. Miceli           Vice President, Chief                 44
                              Financial Officer and
                              Secretary

Arnold S. Penner *          Self-employed real estate             70
                              investor and broker

Michael J. Weinbaum         Vice President - Real                 40
                              Estate Operations

------------------------------------------------------------------------------

*  Independent  Director under rules established by the American Stock Exchange.
   The Company is a "Controlled" company under such rules in that Mr. Petrocelli owns more than 50% of the outstanding Common Stock of the Company.

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

      HOWARD M.  LORBER,  has been a Director  of the  Company  since  1991.  In addition,  Mr. Lorber has been the Executive  Chairman of Nathan's since January
2007.  Previously  at Nathan's,  Mr. Lorber served as Chairman of the Board from
1990 until  January 2007 and Chief  Executive  Officer  from 1993 until  January
2007.  Also,  Mr. Lorber has been the President and Chief  Executive  Officer of
Vector Group Ltd.  since  January  2006.  Previously,  Mr.  Lorber served as the
President  and Chief  Operating  Officer of Vector Group Ltd.  from January 2001 until January 2006.  Mr. Lorber was  President,  Chief  Operating  Officer and a
Director  of New Valley  Corporation  from  November  1994 until its merger with
Vector Group in December 2005. For more than the past five years, Mr. Lorber has been a stockholder  and a registered  representative  of Aegis Capital Corp. and
Chairman of the Board of Ladenburg Thalmann Financial Services.

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

                              CORPORATE GOVERNANCE

      The Company operates within a comprehensive  plan of corporate  governance for  the  purpose  of  defining  responsibilities,  setting  high  standards  of
professional   and   personal   conduct  and  assuring   compliance   with  such
responsibilities and standards.  The Company regularly monitors  developments in
the  area  of  corporate   governance.   In  July  2002,   Congress  passed  the
Sarbanes-Oxley  Act of 2002  ("Sarbanes-Oxley  Act") which,  among other things, establishes,  or provides  the basis for, a number of new  corporate  governance standards and disclosure requirements.  In addition, the American Stock Exchange
("AMEX") has instituted corporate governance and listing requirements.

AUDIT COMMITTEE

      The Company has an Audit Committee  consisting of Messrs.  Lorber,  Mann and  Penner.  The  Company  has  determined  that Mr.  Lorber is a  "Financial
Expert" as defined by the rules promulgated under the Sarbanes-Oxley Act.

CODE OF BUSINESS CONDUCT AND ETHICS

      We have also adopted a Code of Business  Conduct and Ethics for directors, officers  and  employees of the  Company.  It is intended to promote  honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.  Such Code of Business Conduct and Ethics was filed as an exhibit to the Company's report on Form 10-Q for the quarter ended June 30, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

      Set forth below is a description of the Company's  decision making process for compensating the chief executive  officer,  chief financial  officer and the
Company's two other  executive  officers who are referred to individually as the
Named Executive Officer ("NEO") and collectively as the Named Executive Officers
("NEOs").

INTRODUCTION

      The goal of  executive  officer  compensation  is to enable the Company to attract  and  retain  superior  executive  officers  capable of  maximizing  the
Company's  performance  for  the  benefit  of its  stockholders.  Our  NEOs  are
compensated   with  a  combination  of  base  salary,   cash  bonus  and  equity
compensation  which is designed to be competitive with comparable  employers and
structured   to  align  the  NEOs   compensation   with  the  interests  of  our
stockholders.

COMPENSATION PHILOSOPHY AND OBJECTIVES

      The  philosophy  of our  Compensation  and Stock  Option  Committee  is to
closely align  compensation  paid to executive  officers with the achievement of
the  Company's   annual  and  long-term   performance   goals.  In  establishing
compensation  for our NEOs, the following are the  Compensation and Stock Option
Committee's objectives:

      o  Setting levels of compensation  designed to attract and retain superior executives in a highly competitive business environment;
      o  Providing   incentive   compensation  that  varies  directly  with  the
         Company's financial performance and the impact of individual initiative and achievement on such financial performance;
      o  Linking  compensation to elements which effect the Company's annual and long-term performance;
      o  Evaluating the competitiveness of executive compensation programs based upon information drawn from a variety of sources; and

      o  Establishing  salary levels and bonuses  intended to be consistent with competitive practice and level of responsibility, with salary increases and  bonuses  reflecting  competitive  trends,  the  overall  financial performance of the Company, the performance of the individual executive and  the  contractual  arrangements  that  may be in  effect  with  the individual executive.

      To achieve these objectives,  our overall compensation program aims to pay our NEOs  competitively,  consistent with our success and their  contribution to that success.

      We have not retained a compensation  consultant to review our policies and procedures with respect to executive compensation, although the Compensation and
Stock Option  Committee may elect to retain such a consultant in the future,  if it  determines  that so doing would be helpful in  developing,  implementing  or maintaining compensation plans.

      The Compensation and Stock Option Committee annually reviews the aggregate level  of  executive  compensation,  as  well  as the  mix of  elements  used to compensate our NEOs. In addition,  the  Compensation  and Stock Option Committee has historically  taken into account input from publicly available data relating to the compensation practices and policies of other companies within and outside our  industry.  The  Compensation  and  Stock  Option  Committee  considers  our executive  compensation  versus the  compensation  paid by such peer  companies.
While such  comparisons may not always be appropriate as a stand-alone  tool for setting  compensation due to the aspects of our business and objectives that may be unique,  we generally  believe that such  information is an important part of our compensation-related decision-making process.

      Although,  generally,  we believe that executive  base salaries  should be targeted taking into  consideration  the median range of salaries for executives in similar positions at comparable companies,  we recognize that, to attract and retain superior key  individuals,  such as the NEOs, the  Compensation and Stock
Option  Committee  may determine  that it is in our best  interests to negotiate total  compensation  packages  with our NEOs that may  deviate  from the general principle  of  targeting  total  compensation  at the median level of our peers.
Actual  pay  for  each  NEO is  determined  within  this  structure,  driven  by performance of the NEO over time, as well as our annual performance.

                      DETERMINATION OF COMPENSATION AWARDS

CHIEF EXECUTIVE OFFICER

      The Compensation and Stock Option Committee determines the compensation of the Chief  Executive  Officer  of the  Company.  The  Committee's  determination regarding  compensation is based on a number of factors  including,  in order of importance:

      o  Setting levels of compensation  designed to attract and retain superior executives in a highly competitive business environment;
      o  Consideration of the Company's financial performance;
      o  Consideration of the  individual's  initiative and achievement to the
         Company.

      In addition,  due to Mr.  Petrocelli's  substantial equity position in the
Company,  the  Compensation  and Stock Option  Committee  has  determined  it is appropriate  to compensate  Mr.  Petrocelli in cash,  rather than through equity grants and  accordingly  the  Company  does not  anticipate  granting  any stock options to Mr. Petrocelli in 2007.

EMPLOYMENT AGREEMENT

      Due to Mr.  Petrocelli's  unique  qualifications,  and his position in the
Company, we have an employment agreement with Mr. Petrocelli. We entered into an
Amended  and  Restated  Employment  Agreement  with Mr.  Petrocelli  dated as of
November 17, 2003 (the "Employment Agreement"),  providing for the employment of
Mr. Petrocelli as Chairman of the Board,  President and Chief Executive Officer.
The Employment  Agreement provided a base salary in the amount of $750,000 which was  subsequently  increased by the  Compensation  and Stock Option Committee to
$800,000  effective  January 2006.  The rationale for such  compensation  is set forth above. The Employment Agreement further provides for the potential payment of bonuses to Mr.  Petrocelli as determined by the Compensation and Stock Option
Committee.

      The bonus paid to Mr.  Petrocelli,  is based on, among other  things,  the
Company's  prior  year  performance  and the  Company's  total  revenue  for the previous  year.  At the  Company's  2003  annual  meeting of  stockholders,  the stockholders  approved a proposal which provided that in any year that the total revenues of the Company exceed $50 million, the Chief Executive Officer would be entitled to receive a bonus.

      In the event of a change of  control  of the  Company  as  defined  in the
Employment  Agreement,  we will pay Mr.  Petrocelli a lump sum severance payment equal to three  years  salary  and  purchase  outstanding  options  owned by Mr.
Petrocelli.  The Employment  Agreement  provides for successive  one-year terms, unless  either we or Mr.  Petrocelli  gives the other  written  notice  that the
Employment Agreement is terminated,  and also provides a death benefit which the
Company secures through an insurance policy.

OTHER NAMED EXECUTIVE OFFICERS

      Compensation  for the NEOs  other  than the  Chief  Executive  Officer  is
determined  by  the   Compensation   and  Stock  Option   Committee  based  upon
consultation  with the Chief  Executive  Officer,  taking into  account the same factors considered by the Compensation and Stock Option Committee in determining the Chief Executive Officer's compensation, described above.

      The  Company  applies  a  consistent  approach  to  compensation  for  all employees,  including  senior  management.  This approach is based on the belief that the achievements of the Company result from the coordinated  efforts of all employees working toward common objectives.

                            ELEMENTS OF COMPENSATION

BASE SALARY

      Base salaries for our  executives  are  established  based on the scope of
their   responsibilities   and  individual   experience,   taking  into  account
competitive  market  compensation  paid by companies in our industry and locale.
Base salaries are reviewed  annually,  and adjusted from time to time to realign
salaries   with   market   levels   after   taking   into   account   individual
responsibilities, performance and experience.

PERFORMANCE-BASED COMPENSATION

      We structure our incentive compensation to reward executive officers based
on  our  performance  and  the  individual  executive's   contribution  to  that
performance.  This allows executive  officers to receive such compensation based on the results that they helped us to achieve in the previous year. Such bonuses are determined based, first, upon the level of achievement of the Company of its
strategic  and  operating  goals  and,  second,   upon  the  level  of  personal
achievement of each participant.  The achievement of personal goals includes the
actual   performance  of  the  Company  for  which  the  executive  officer  has responsibility as compared to the planned performance thereof,  other individual contributions,  the ability to manage and motivate  reporting  employees and the achievement  of assigned  projects.  Bonuses are  determined  annually after the close of each fiscal year. The Compensation and Stock Option Committee  believes that the incentive  program  provides  incentives  necessary to retain executive officers and reward them for annual company performance.

DISCRETIONARY LONG-TERM EQUITY INCENTIVE AWARDS

      The  Compensation  and Stock Option Committee of the Board of Directors is
responsible for determining  the  individuals who will be granted  options,  the number of options each individual will receive,  the option price per share, and the terms of the options,  including  the  exercise  and vesting  period of each option.  The  number of stock  options  granted  to each  executive  officer  is determined based upon several factors,  including the executive officer's salary grade,  performance  and the value of the  stock at the time of grant.  We grant options at the fair market value of the  underlying  stock on the date of grant.
No stock  options  were  granted in 2006,  2005 or 2004 and the Company does not anticipate granting stock options during 2007.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

      Section  162(m) of the  Internal  Revenue  Code of 1986,  as amended  (the
"Code"),  prohibits  a publicly  held  corporation,  such as the  Company,  from claiming a deduction on its federal income tax return for compensation in excess of $1 million  paid for a given fiscal year to the Chief  Executive  Officer (or person acting in that  capacity) at the close of the  corporation's  fiscal year and the four most highly compensated officers of the corporation, other than the chief executive  officer,  at the end of the  corporation's  fiscal year. The $1 million compensation  deduction limitation does not apply to  "performance-based compensation." The Company believes that the bonus received by Mr. Petrocelli in
2007  for  services  rendered  during  2006  is  "performance-based"  since  the
Company's  revenues  exceeded $50 million for the year ended  December 31, 2006, which is the  performance  criterion the Company is required to achieve in order for the Chief  Executive  Officer to be eligible to receive a bonus, as approved at the Company's 2003 Annual Meeting of Stockholders.  In addition,  the Company believes that any compensation received by executive officers in connection with the exercise of options  granted  under the Plan or the Joint Plan  qualifies as
"performance-based compensation."

OTHER ELEMENTS OF COMPENSATION AND PERQUISITES

      MEDICAL  INSURANCE - The Company makes available various medical insurance plans,  such as  medical,  dental and vision,  to  substantially  all  full-time employees of which employee coverages and contributions differ by segment.  Each of our NEOs  participates  in these plans which  policies cover the NEO's spouse and children.

      LIFE  AND  DISABILITY  INSURANCE  - The  Company  provides  each  NEO such disability and/or life insurance as it makes available to its other employees.

      RETIREMENT  BENEFITS - The Company has a  noncontributory  defined benefit pension  plan (the  "Pension  Plan") that  covers  substantially  all  full-time employees  including  the  NEOs of the  Company.  The  Company  did not make any contributions  to the Pension Plan for the year ended  December  31,  2006.  The
Pension  Plan  provides   defined   benefits  based  on  years  of  service  and
compensation level. Each of our NEOs are fully-vested in the Pension Plan.

      The Company also has a Supplemental  Retirement and Death Benefit  Program
(the  "Supplemental  Program")  which was  terminated  over ten years  ago.  All participants  at that time  retained  their  benefits  under  the plan.  Messrs.
Petrocelli  and  Miceli  are  included  in this  group.  Under the  Supplemental
Program,  participants,  upon death or reaching a normal  retirement  age of 65, receive a supplemental benefit, as defined, in equal quarterly installments over a ten year period, as stated in the plan. Retirement benefits are proportionally reduced for early retirement at the age of 55 or thereafter,  prior to attaining age 65.

      The Company  provides most non-union  employees a 401(k) Plan,  which is a tax-qualified retirement savings plan under Section 401(k) of the Code. Eligible employees, who are 21 years of age and over, can participate on the first day of the  calendar  quarter  following  the date they have  completed  six  months of service  with the  Company.  Historically,  the  Company  has not made  matching contributions.

      PERQUISITES  - The  Company  provides  each NEO with  perquisites  that we believe are reasonable and consistent with our overall  compensation  program to better  enable the  Company to attract  and retain  superior  employees  for key executive  positions.  The cost of these benefits constitutes a small percentage of the total executive officer compensation.  We believe that these benefits are reasonable and allow our executives to maintain appropriate levels of visibility and to remain  active in  business,  professional  and social  circles  that may benefit  our  business.  These  perquisites  include  leased  automobiles,  club membership  dues and personal use of other Company assets.  Attributed  costs of the  perquisites  for the NEOs for the fiscal year ended  December  31, 2006 are included in the "Summary  Compensation Table" under the column titled "All Other
Compensation."

TERMINATION OR CHANGE IN CONTROL

      The only  NEO that the  Company  has an  employment  contract  with is Mr.
Petrocelli.  In the event of a change of control of the  Company,  as defined in the  Employment  Agreement,  the  Company  shall pay Mr.  Petrocelli  a lump sum severance  payment  equal to three years salary at his current rate and purchase outstanding  options owned by Mr. Petrocelli.  The aggregate  intrinsic value of the  outstanding  options  owned by Mr.  Petrocelli  as of December 31, 2006 was
$71,236,000, which represents the difference between the Company's closing stock price on such date ($29.53) and the exercise price of each option, multiplied by the number of "in-the-money" options.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Lorber is a member of the  Compensation  and Stock Option Committee of the Company. For information  relating to transactions  involving Mr. Lorber and the Company, see "Certain  Relationships and Related Transactions,  and Director
Independence."

                     COMPENSATION AND STOCK OPTION COMMITTEE
                      REPORT ON EXECUTIVE COMPENSATION (1)

      The  Compensation  and Stock Option  Committee  has reviewed and discussed with  management  the  Compensation  Discussion  and Analysis  contained in this
Annual  Report  on Form 10-K  and,  based on such  review  and  discussion,  the
Compensation  and Stock  Option  Committee  recommended  to the  Board  that the
Compensation  Discussion  and Analysis be included in this Annual Report on Form
10-K for the fiscal year ended December 31, 2006 and incorporated into our proxy statement on Schedule 14A.

                                    THE COMPENSATION AND STOCK
                                    OPTION COMMITTEE
                                    Howard M. Lorber
                                    Arnold S. Penner

(1) The  material in this  report is not  "soliciting  material,"  is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference  in any of our  filings  under  the  Securities  Act of  1933,  as amended,  or the Securities  Exchange Act of 1934, as amended,  whether made on,  before  or  after  the  date of this  Annual  Report  on Form  10-K and irrespective of any general incorporation language therein.

SUMMARY COMPENSATION TABLE

      The following table sets forth  compensation,  including costs paid by the
Company related to certain  perquisites,  to the NEOs with respect to the fiscal year ended December 31, 2006.

                                                                           Change in
                                                                            Pension
                                                                           Value and
                                                                          Nonqualified
                                                                            Deferred
                                                                          Compensation        All Other
  Name and Principal Position       Year        Salary         Bonus        Earnings(1)    Compensation(2)       Total(3)
  ---------------------------       ----      ---------     ---------     --------------   ---------------     ----------

A.F. Petrocelli ...............     2006      $ 800,000     $ 750,000       $ 106,477          $ 74,597         $1,731,074
  Chairman of the Board,
  President and Chief
  Executive Officer

Michael T. Lamoretti ..........     2006        225,000       110,000           3,735            51,178            389,913
   Vice President - Real Estate
   Operations

Anthony J. Miceli .............     2006        250,000       130,000           8,982            14,774            403,756
  Vice President and Chief
  Financial Officer

Michael J. Weinbaum ...........     2006        225,000       110,000           4,022            54,117            393,139
  Vice President - Real Estate
  Operations

---------------
(1) This column  reflects the sum of (a) the  actuarial  increase in the present value of accumulated  benefits of the NEOs under the Pension Plan determined using the valuation method and material  assumptions  reported in Note 14 of the Company's  Consolidated  Financial  Statements included in the Company's
    Annual Report on Form 10-K for the year ended  December 31, 2006 and (b) the increase in present  value of benefit  payments  due under the  Supplemental
    Program for those participants.

(2) This column includes the total amount of all perquisites paid by the Company during 2006 for our NEOs. These amounts include the following  (individually greater  than  $25,000  or 10%  of  the  total  amount  of  the  perquisites received):  (1) total  automobile  lease  payments  made by the  Company  of
    $35,672,  $12,570,  $13,431 and $13,448 for Messrs.  Petrocelli,  Lamoretti,
    Miceli and Weinbaum,  respectively; and (2) club membership dues of $38,925,
    $35,045  and  $37,106  for  Messrs.  Petrocelli,   Lamoretti  and  Weinbaum,
    respectively.  In  addition,  the  Company  has a  proportionate  interest a corporate  aircraft that is available  for use by the executive  officers of the Company.  The total cost of the proportionate  interest in the corporate aircraft was approximately $382,000 during 2006.

(3) The values in this table were  determined  using the  aggregate  incremental cost to the  Company  and could  differ  substantially  from  those used for income tax purposes.

GRANT OF EQUITY AWARDS

      The  Company  did not grant any stock  options  in the  fiscal  year ended
December 31, 2006 to any employees, including the NEOs.

OUTSTANDING EQUITY AWARDS AT YEAR-END

      The  following  table sets forth  information  regarding  the  outstanding options  that have been  granted to our NEOs under the Plan and the Joint  Plan, but remain unexercised or unvested as of December 31, 2006.

                                  Option Awards
-----------------------------------------------------------------------------------
                          Number of Securities Underlying
                                 Unexercised Options          Option         Option
                          -------------------------------    Exercise      Expiration
Name                         Exercisable   Unexercisable      Price          Date
------------------------  --------------   -------------    ---------     ---------
A.F. Petrocelli.........       409,468          --          $    8.50     6/18/2007
                               600,000          --              11.44     6/09/2008
                               600,000          --               7.03     7/14/2009
                               600,000          --               6.53     6/07/2010
                               600,000          --              11.93     6/12/2011
                               600,000          --              12.20     6/11/2012
                               600,000          --              21.80     6/10/2013
                               454,000

Michael T. Lamoretti....         5,000          --          $    9.38     6/18/2007
                                18,000          --              12.58     6/09/2008
                                42,000          --              11.44     6/09/2008
                                60,000          --               7.03     7/14/2009
                                66,000          --              11.93     6/12/2011
                                66,000          --              12.20     6/11/2012
                                68,000          --              21.80     6/10/2013

Anthony J. Miceli.......        30,000          --          $    9.38     6/18/2007
                                 4,000          --              12.58     6/09/2008
                                56,000          --              11.44     6/09/2008
                                66,000          --              11.93     6/12/2011
                                66,000          --              12.20     6/11/2012
                                68,000          --              21.80     6/10/2013

Michael J. Weinbaum ....        10,000          --          $    9.38     6/18/2007
                                10,000          --               8.50     6/18/2007
                                18,000          --              12.58     6/09/2008
                                42,000          --              11.44     6/09/2008
                                60,000          --               7.03     7/14/2009
                                20,000          --               6.53     6/07/2010
                                66,000          --              11.93     6/12/2011
                                66,000          --              12.20     6/11/2012
                                68,000          --              21.80     6/10/2013

OPTIONS EXERCISED

      The following table sets forth  information  regarding option exercises by
Mr.  Miceli  during 2006.  Messrs.  Petrocelli,  Lamoretti  and Weinbaum did not
exercise any options during 2006.

                                                       Number of
                                                         Shares        Value
                                                        Acquired      Realized
                          Name                         On Exercise   On Exercise
----------------------------------------------------  ------------   -----------
Anthony J. Miceli ..................................     95,000      $1,617,969

PENSION BENEFITS

      The  following  table sets forth the pension  benefits  for each NEO as of
December 31, 2006 under the Company's Pension Plan or Supplemental Program.

                                                                    Number of
                                                                      Years      Present Value     Payments
                                                                    Credited    of Accumulated   During Last
                 Name                             Plan Name          Service       Benefits      Fiscal Year
------------------------------------------   --------------------   ---------   --------------   -----------
A.F. Petrocelli ..........................       Pension Plan           32      $ 887,876 (1)         --
                                             Supplemental Program       N/A       126,351 (2)         --
Michael T. Lamoretti .....................       Pension Plan           15         19,229 (1)         --
Anthony J. Miceli ........................       Pension Plan           18         39,845 (1)         --
                                             Supplemental Program       N/A        40,753 (2)         --
Michael J. Weinbaum ......................       Pension Plan           15         20,510 (1)         --

---------------
(1) The  present  value  of  accumulated  benefits  were  determined  using  the valuation  method  and  material  assumptions  reported  in  Note  14 of the
    Company's Consolidated Financial Statements included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 2006.
(2) This  represents  the  present  value of  benefit  payments  due  under  the
    Supplemental Program.

      See "Other  Elements  of  Compensation  and  Perquisites"  included  under
"Executive  Compensation" for additional  information regarding the Pension Plan and Supplemental Program.

DIRECTOR COMPENSATION

      Directors  of the Company who are not officers of the Company are entitled to receive  compensation  for serving as  directors  in the amount of $6,000 per annum and $500 per Board meeting and Committee meeting  attended.  The following table reflects all compensation earned and paid to the non-employee directors of the Company during the 2006 calendar year for services rendered to the Company:

                                                             Fees Earned
                                                             or Paid in
Name                                                            Cash
----------------------------------------------------------   -----------
Howard M. Lorber .........................................   $ 9,000
Robert M. Mann ...........................................     8,500
Arnold S. Penner .........................................     9,000

      The  aggregate   number  of   outstanding   stock  options  held  by  each
independent,  non-employee director as of December 31, 2006 was 138,000, 100,000 and 138,000 for Messrs. Lorber, Mann and Penner, respectively.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

      The following  table sets forth  information  concerning  ownership of the
Company's  Common  Stock,  as of April 25, 2007,  by each person known to be the beneficial  owner of more than five percent of the Common  Stock,  each director and by all directors and executive officers of the Company as a group:

Name and Address
of Beneficial Owner                  Shares Beneficially Owned      Percentage of Class(9)
--------------------------------   ------------------------------   ----------------------
A.F. Petrocelli                          9,378,916(1)(2)                    77.2%
9 Park Place
Great Neck, NY 11021

Beverly Petrocelli                       9,378,916(2)                       77.2%
c/o 9 Park Place
Great Neck, NY 11021

Anthony J. Miceli                          263,900(3)                        3.1%

Michael T. Lamoretti                       302,000(4)                        3.5%

Michael J. Weinbaum                        346,036(5)                        4.0%

Howard M. Lorber                           238,000(6)                        2.8%

Robert M. Mann                             101,400(7)                        1.2%

Arnold S. Penner                           138,000(8)                        1.6%

All executive officers and              10,768,252(1)(3)(4)                 80.2%
directors as a group (7 persons)                  (5)(6)(7)(8)(9)
---------------
    (1) Mr.  Petrocelli  owns  directly  4,515,448  shares of  Common  Stock and presently  exercisable  options to purchase  3,863,468  shares of Common
        Stock. Also includes 1,000,000 shares held by Mrs. Petrocelli,  the wife of Mr. Petrocelli. Such shares may be deemed to be beneficially owned by
        Mr.  Petrocelli.  Does not include  shares held by the adult children or grandchildren of Mr.  Petrocelli.  Mr. Petrocelli  disclaims  beneficial
        ownership  of  the  shares  held  by  his  wife,   adult   children  and
        grandchildren.

    (2) Mrs. Petrocelli is the wife of Mr. Petrocelli. Includes 1,000,000 shares of Common Stock held by Mrs.  Petrocelli,  8,378,916  shares held by Mr.
        Petrocelli  (which includes  presently  exercisable  options to purchase
        3,863,468  shares  of Common  Stock).  Such  shares  may be deemed to be
        beneficially  owned  by  Mrs.  Petrocelli.   Mrs.  Petrocelli  disclaims
        beneficial  ownership  of all shares  held by Mr.  Petrocelli.  Does not include  shares  held by the adult  children  or  grandchildren  of Mrs.
        Petrocelli. Mrs. Petrocelli disclaims beneficial ownership of the shares held by her adult children and grandchildren.

    (3) Consists  of 3,900  shares of Common  Stock  and  presently  exercisable options to purchase 260,000 shares of Common Stock.

    (4) Consists of presently  exercisable options to purchase 302,000 shares of
        Common Stock.  Does not include  363,600  shares held in trust (with the wife of Mr.  Lamoretti  serving as trustee) for the benefit of the minor children of Mr. Lamoretti.  Mr. Lamoretti disclaims beneficial ownership of the shares held in trust for his children.

    (5) Consists  of 6,036  shares  of Common  Stock  held by Mr.  Weinbaum  and presently  exercisable  options  to  purchase  340,000  shares of Common
        Stock.  Does not include  363,600 shares held in trust (with the wife of
        Mr.  Weinbaum  serving as trustee) for the benefit of the minor children of Mr.  Weinbaum.  Mr. Weinbaum  disclaims  beneficial  ownership of the shares held in trust for his children.

    (6) Includes  100,000  shares  owned by Lorber  Alpha II, L.P. (an entity in which Mr.  Lorber  may be deemed to be a  control  person).  Mr.  Lorber disclaims  beneficial  ownership of all shares owned by Lorber Alpha II,
        L.P. Also includes  presently  exercisable  options to purchase  138,000 shares of Common Stock.

    (7) Consists  of 1,400  shares of Common  Stock  and  presently  exercisable options to purchase 100,000 shares of Common Stock.

    (8) Consists of presently  exercisable options to purchase 138,000 shares of
        Common Stock.

    (9) Includes  the  shares of  Common  Stock  subject  to  options  which are presently  exercisable  held by directors  and  executive  officers as a group for purposes of calculating  the respective  percentages of Common
        Stock  owned  by  such  individuals  or by the  executive  officers  and
        Directors as a group.

ITEM 13.    CERTAIN  RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
            INDEPENDENCE

      The following  sets forth the  transactions  involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2006.

      The Company  has a 50%  interest in an  unconsolidated  limited  liability corporation, whose principal assets are two distribution centers leased to Kmart
Corporation.  Also participating in this transaction were Mrs.  Petrocelli,  Mr.
Penner,  Mr. Lorber and the spouse of a director who together have approximately an  8%  interest  in  this  transaction.  Mr.  Petrocelli  disclaims  beneficial ownership of the participation interest held by his wife. The Company's share of income  arising from this  investment,  accounted for as a leverage  lease,  was
$279,000 in 2006.

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

DIRECTOR INDEPENDENCE

      Pursuant to AMEX rules,  the Company is not  required to have a majority of  independent  directors  by  virtue  of the fact  that it is a  "controlled company" in that Mr. A.F.  Petrocelli  beneficially  owns more than 50% of the
Company's  outstanding  Common Stock.  The Board of Directors  has  determined that the following  Directors of the Company are  independent  directors under
AMEX  rules:  Howard  M.  Lorber,  Robert M. Mann and  Arnold  S.  Penner.  As
described  above,  the Company and Messrs.  Lorber and Penner are  involved in certain transactions.  Notwithstanding such transactions,  both Mr. Lorber and
Mr.  Penner  are  independent  directors  as such term is defined by AMEX Rule
121(A) of the AMEX listing standards.

                                       10

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Company's auditors for the year ended December 31, 2006 were Goldstein
Golub Kessler LLP ("GGK"). The Audit Committee annually reviews the selection of its independent auditors and no selection has been made for the current year.

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

      The aggregate fees billed to or accrued by the Company by GGK, TBS and RSM for  services  performed  for the years ended  December 31, 2006 and 2005 are as follows:

                                                        2006        2005
                                                     --------    ---------
Audit Fees ...............................           $ 93,000    $ 89,000
Audit Related Fees .......................             22,000      18,000
Tax Fees .................................            124,000      99,000
All Other Fees ...........................               --          --

AUDIT FEES

      The  aggregate  audit fees for the years ended  December 31, 2006 and 2005 were primarily related to the audit of the Company's annual financial statements and review of those  financial  statements  included in the Company's  quarterly reports on Form 10-Q.

AUDIT RELATED FEES

      Audit  related  fees for the years ended  December  31, 2006 and 2005 were primarily  incurred  in  connection  with the audits of the  Company's  employee benefit plans and consultations  related to implementation of Section 404 of the
Sarbanes-Oxley Act.

TAX FEES

      Tax fees for the years ended  December  31,  2006 and 2005 were  primarily related to tax and other related services. For the years ended December 31, 2006 and 2005, tax fees, which do not include Financial Information System Design and
Implementation fees, have been provided by TBS and RSM.

ALL OTHER FEES

      The Company did not engage GGK,  TBS or RSM to provide any other  services during the fiscal years ended December 31, 2006 and 2005.

                                       11

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

    *32.1. Certification  of the Chief Executive  Officer  pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

    *32.2. Certification  of the Chief Financial  Officer  pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

*  Filed herewith
** Previously  filed on the  Company's  Report on Form 10-K for the fiscal  year ended December 31, 2006.

                                       12

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
Dated:  April 27, 2007

                                       13