Form 10-Q
period 2007-03-31
UNITED CAPITAL CORP /DE/
filed 2007-05-14
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                         COMMISSION FILE NUMBER: 1-10104
                         -------------------------------

 -------------------------------------------------------------------------------

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

 -------------------------------------------------------------------------------

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

The registrant had 8,278,543 shares of common stock, $.10 par value, outstanding as of May 9, 2007.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            March 31, 2007 (Unaudited) and December 31, 2006 ..................3

            Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 2007 and 2006 (Unaudited) ............4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2007 and 2006 (Unaudited) ..........5-6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited) ....................................................7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................13-17

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK ......................................................17

ITEM 4T.    CONTROLS AND PROCEDURES ..........................................18

                           PART II - OTHER INFORMATION

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                       March 31,    December 31,
                                                         2007           2006
                                                      ------------  ------------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $ 82,443      $ 76,688
  Marketable securities                                   58,189        62,917
  Notes and accounts receivable, net                      16,916         8,833
  Inventories                                              4,941         4,894
  Prepaid expenses and other current assets                1,659         1,659
  Deferred income taxes                                      698           583
  Current assets of discontinued operations                 --              13
                                                        --------      --------

    TOTAL CURRENT ASSETS                                 164,846       155,587
                                                        --------      --------

Property, plant and equipment, net                         5,965         6,250
Real property held for rental, net                        49,241        49,301
Investment in joint venture                                6,563         6,711
Noncurrent notes receivable                                1,739         1,694
Other assets                                               3,891         2,976
Noncurrent assets of discontinued operations                --           1,081
                                                        --------      --------

    TOTAL ASSETS                                        $232,245      $223,600
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                  $    479      $    471
  Accounts payable and accrued liabilities                 9,574         9,599
  Income taxes payable                                     5,260         5,253
  Current liabilities of discontinued operations            --              65
                                                        --------      --------

    TOTAL CURRENT LIABILITIES                             15,313        15,388
                                                        --------      --------

Long-term debt                                            11,546        11,669
Other long-term liabilities                               15,302        14,277
Deferred income taxes                                      4,449         2,793
                                                        --------      --------

    TOTAL LIABILITIES                                     46,610        44,127
                                                        --------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value, authorized 17,500
   shares; issued and outstanding 8,278 shares               828           828
  Retained earnings                                      182,952       176,520
  Accumulated other comprehensive income, net of tax       1,855         2,125
                                                        --------      --------
    TOTAL STOCKHOLDERS' EQUITY                           185,635       179,473
                                                        --------      --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $232,245      $223,600
                                                        ========      ========

      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                 2007       2006
                                                             ----------  ----------

REVENUES:
  Net sales                                                  $  9,928    $  9,297
  Revenues from real estate operations                          6,928       6,679
                                                             --------    --------

     Total revenues                                            16,856      15,976
                                                             --------    --------

COSTS AND EXPENSES:
  Cost of sales                                                 7,420       6,993
  Real estate operations:
    Mortgage interest expense                                     195         202
    Depreciation expense                                          713         530
    Other operating expenses                                    3,190       3,137
  General and administrative expenses                           1,619       2,245
  Selling expenses                                                909       1,065
                                                             --------    --------

     Total costs and expenses                                  14,046      14,172
                                                             --------    --------

     Operating income                                           2,810       1,804
                                                             --------    --------

OTHER INCOME (EXPENSE):
  Interest and dividend income                                  1,808       1,340
  Other income and expense, net                                 5,711         164
                                                             --------    --------

     Total other income                                         7,519       1,504
                                                             --------    --------

  Income from continuing operations before income taxes        10,329       3,308

  Provision for income taxes                                    3,674       1,206
                                                             --------    --------

  INCOME FROM CONTINUING OPERATIONS                             6,655       2,102
                                                             --------    --------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of tax benefit of
    $10 and $9, respectively                                      (14)        (14)
  Net gain on disposal of discontinued operations, net of
    tax provision of $632                                         947        --
                                                             --------    --------

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      933         (14)
                                                             --------    --------

  NET INCOME                                                 $  7,588    $  2,088
                                                             ========    ========

BASIC EARNINGS PER SHARE:
  Income from continuing operations                          $    .81    $    .25
  Income from discontinued operations                             .11        --
                                                             --------    --------
  NET INCOME PER SHARE                                       $    .92    $    .25
                                                             ========    ========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations                          $    .63    $    .20
  Income from discontinued operations                             .09        --
                                                             --------    --------
  NET INCOME PER SHARE ASSUMING DILUTION                     $    .72    $    .20
                                                             ========    ========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                              2007        2006
                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  7,588     $  2,088
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                             831          643
     Non-cash stock-based compensation                        --            457
     Net loss (gain) on sale of
      available-for-sale securities                             25         (161)
     Income from equity investment                             (48)         (70)
     Net gain from condemnation award                       (5,665)        --
     Gain on disposal of discontinued operations,
      net of tax                                              (947)        --
     Net realized and unrealized gain on
      derivative instruments                                   (71)         (32)
     Other, net                                                 31           63
     Changes in assets and liabilities:
      Notes and accounts receivable, net                    (8,042)         909
      Inventories                                              (47)        (714)
      Prepaid expenses and other current assets               --            (60)
      Deferred income taxes                                  1,687         (233)
      Other assets                                          (1,022)          89
      Accounts payable and accrued liabilities                  (5)       2,242
      Income taxes payable                                     502          299
      Other long-term liabilities                             (102)         (65)
                                                          --------     --------
        Net cash (used in) provided by operating
          activities of continuing operations               (5,285)       5,455
        Operating activities of discontinued
          operations                                           (38)         (19)
                                                          --------     --------

        NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES                                        (5,323)       5,436
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                (10,978)      (6,144)
  Proceeds from sale of available-for-sale
   securities                                               15,334          661
  Proceeds from sale of real estate assets                   2,646         --
  Net proceeds from condemnation award                       5,665         --
  Proceeds from sale of derivative instruments                  51           72
  Principal payments on notes receivable                        38        1,372
  Acquisition of property, plant and equipment                 (70)        (302)
  Acquisition of/additions to real estate assets              (533)      (1,164)
  Distributions from joint venture                             196          195
                                                          --------     --------
        Net cash provided by (used in) investing
          activities of continuing operations               12,349       (5,310)
        Investing activities of discontinued
          operations                                          --             (4)
                                                          --------     --------

        NET CASH PROVIDED BY (USED IN ) INVESTING
          ACTIVITIES                                        12,349       (5,314)
                                                          --------     --------

                                                                       Continued

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                              2007        2006
                                                          ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage obligations                   (115)       (318)
  Purchase and retirement of common stock                    (2,511)    (13,323)
  Proceeds from exercise of stock options                       733         753
  Tax benefit from exercise of employee stock options           622         568
                                                           --------    --------
        NET CASH USED IN FINANCING ACTIVITIES                (1,271)    (12,320)
                                                           --------    --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         5,755     (12,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               76,688      99,628
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 82,443    $ 87,430
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

      Interest                                             $    195    $    204
                                                           ========    ========

      Taxes                                                $    842    $    518
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

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring adjustments,  necessary for a fair presentation of the results for the interim periods  presented have been recorded.  These financial  statements have been  prepared in  conformity  with the  accounting  principles,  and methods of applying  those  accounting  principles,  as reflected in the audited  financial statements  and notes thereto  included in the  Company's  Annual Report on Form
10-K for the year ended  December  31,  2006 and  should be read in  conjunction therewith.  The  results  of  operations  for  the  periods  presented  are  not necessarily indicative of the results to be expected for the full year.

2.  STOCKHOLDERS' EQUITY

Previous  purchases of the  Company's  common  stock have reduced the  Company's additional  paid-in-capital  to zero and have also reduced retained  earnings by amounts in excess of par value. Any future purchases in excess of par value will also reduce retained earnings.

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2007 and 2006, the Company received proceeds of
$733 and $753 from the exercise of 73 and 97 stock  options,  respectively.  The
Company recorded a tax benefit of $622 and $568 to retained  earnings related to the exercise of stock  options  during the three months ended March 31, 2007 and
2006, respectively.

During the three months ended March 31, 2007, the Company  purchased and retired
73 shares of common stock for an aggregate purchase price of $2,511. In November
2005, the Board of Directors  authorized a "Dutch Auction" self-tender offer for up to 1,000 shares of the Company's  common stock  resulting in the January 2006 repurchase  and  retirement  of 544  shares  of common  stock  for an  aggregate purchase price of $13,323 or $24.50 per share.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2007        2006
                                                        ----------   ----------

Numerator:
  Income from continuing operations                       $ 6,655     $ 2,102
                                                          =======     =======

Denominator:
  Basic - weighted-average shares outstanding               8,279       8,355
  Dilutive effect of employee stock options                 2,203       1,905
                                                          -------     -------
  Diluted - weighted-average shares outstanding            10,482      10,260
                                                          =======     =======

Basic earnings per share - continuing operations          $   .81     $   .25
                                                          =======     =======

Diluted earnings per share - continuing operations        $   .63     $   .20
                                                          =======     =======

4.  STOCK-BASED COMPENSATION

The Company has two stock option plans,  the Incentive and  Non-Qualified  Stock
Option Plan and the 1988 Joint  Incentive and  Non-Qualified  Stock Option Plan,
under which qualified and non-qualified  options may be granted to key employees to purchase the  Company's  common stock at the fair market value on the date of grant. Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant. Stock options generally expire  ten  years  from the date of  grant.  Currently,  there  are no  options available for grant under these plans.

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R") using the modified  prospective  transition method. SFAS No. 123R requires the Company to measure  all  employee  stock-based  compensation  awards  using a fair value method and record the related expense in the financial statements.  The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $457 and $290, respectively,  for the three months ended March
31, 2006. All options  previously granted were fully vested as of June 30, 2006.
Therefore,   no  compensation  costs  relating  to  share-based   payments  were
recognized during the three months ended March 31, 2007.

A summary of the activity of the  Company's  outstanding  stock  options for the three months ended March 31, 2007 is as follows:

                                                                            Weighted-
                                                              Weighted-      average
                                                               Average      Remaining       Aggregate
                                                Number of     Exercise      Contractual     Intrinsic
                                                  Shares        Price          Term           Value
                                                ---------     ----------    -----------     ---------
Outstanding at January 1, 2007                    5,299       $   11.61
Exercised                                           (73)      $   10.05
                                                  -----
Outstanding and exercisable at March 31, 2007     5,226       $   11.63      3.5 Years      $117,484
                                                  =====                                     ========

The  aggregate  intrinsic  value in the table above  represents  the  difference between the  Company's  closing  stock price on March 31, 2007  ($34.11) and the exercise price of each stock option,  multiplied by the number of "in-the-money"
options.  This amount  changes based upon the fair market value of the Company's stock.  The total intrinsic value of options  exercised  during the three months ended  March  31,  2007  was  $1,778  based on the  market  price on the date of exercise.

5.  MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

                                             Gross          Gross         Fair
                                           Unrealized    Unrealized       Market
                                 Cost        Gains         Losses         Value
                              -----------  ----------   -----------    ----------
MARCH 31, 2007:
  Equity securities            $ 53,394     $  4,051      $ (2,348)     $ 55,097
  Bonds                           3,082           28           (18)        3,092
                               --------     --------      --------      --------
                               $ 56,476     $  4,079      $ (2,366)     $ 58,189
                               ========     ========      ========      ========
DECEMBER 31, 2006:
  Equity securities            $ 57,708     $  4,778      $ (2,741)     $ 59,745
  Bonds                           3,131           43            (2)        3,172
                               --------     --------      --------      --------
                               $ 60,839     $  4,821      $ (2,743)     $ 62,917
                               ========     ========      ========      ========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains and losses  included in the  determination  of net income are as follows:
                                     Three Months Ended
                                         March 31,
                                   -----------------------
                                     2007          2006
                                   ---------     ---------

Available-for-sale securities:
  Proceeds                         $ 15,334      $    661
                                   ========      ========
  Gross realized gains             $  1,214      $    161
                                   ========      ========
  Gross realized losses            $ (1,239)     $   --
                                   ========      ========

6.  INVENTORIES

The components of inventories are as follows:

                      March 31,      December 31,
                        2007             2006
                    ------------     ------------
Raw materials          $2,046           $2,197
Work in process           500              506
Finished goods          2,395            2,191
                       ------           ------
                       $4,941           $4,894
                       ======           ======

7.  REAL ESTATE

    PROPERTY SALES

During the three  months ended March 31, 2007,  the Company  divested  itself of four commercial  properties and one other property which had a net book value of
$1,067 from its real estate  investment  and management  segment.  The aggregate proceeds from these  transactions  were $2,646 resulting in a gain of $947, on a net of tax basis.

The results of operations  of properties  sold prior to March 31, 2007 have been reclassified to discontinued  operations,  on a net of tax basis,  for the three months  ended  March 31,  2007 and 2006.  Summarized  financial  information  of properties sold and accounted for as discontinued operations is as follows:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2007         2006
                                         ----------   ----------
Revenues from real estate operations        $ 18         $ 50
Depreciation expense                          (2)         (16)
Other operating expenses                     (40)         (57)
                                            ----         ----
Loss from operations                        $(24)         (23)
                                            ====         ====

    PROPERTIES HELD FOR SALE

As of March 31, 2007,  there were no properties  considered by the Company to be held for sale.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options. At December 31, 2006, the fair value of such derivatives was ($20), which is recorded as a component of accounts payable and accrued  liabilities  in the Condensed  Consolidated  Balance  Sheet.  These
instruments  do not qualify for hedge  accounting  and therefore  changes in the derivatives' fair value are recognized in earnings.  The Company  recognized $71 and $32 in net realized and unrealized gains from derivative instruments for the three months ended March 31, 2007 and 2006, respectively,  which are included in other  income and  expense,  net in the  Condensed  Consolidated  Statements  of
Income. The Company held no such derivatives as of March 31, 2007.

9.  INCOME TAXES

On January 1, 2007,  the Company  adopted  Financial  Accounting  Standard Board
("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
interpretation  of FASB  Statement  No. 109" ("FIN  48"),  which  clarifies  the accounting  for  uncertainty  in tax  positions  by  prescribing  a  recognition threshold  for  positions  taken or  expected  to be taken in a tax return  that result in a benefit.

At the  date of the  adoption,  the  Company  had a total  of  $4,324  of  gross unrecognized tax benefits. Substantially the entire amount, if recognized, would favorably  effect  the  Company's  effective  tax rate in  future  periods.  The adoption of FIN 48 did not result in a cumulative  effect adjustment to retained earnings.  As of March 31, 2007, there were no material changes to the amount of unrecognized tax benefits.

FIN 48 also  requires  companies  to  reclassify  uncertain  tax  positions  not expected to be settled within one year to long-term liabilities.  Therefore upon adoption of FIN 48, the Company  reclassed  $1,128 from income taxes  payable to other long-term liabilities.

The Company's  recognizes  interest and penalties  related to  unrecognized  tax positions  as a  component  of income tax  expense.  As of January 1, 2007,  the
Company had  approximately  $2,076 of accrued  interest related to uncertain tax positions.

The  Company is subject to U.S.  federal  income  tax,  as well as income tax in multiple states. For all major taxing jurisdictions,  the tax years 2003 through
2006 remain open to  examination.  As of March 31,  2007,  the Company  does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

10. PENSION PLAN

The Company  has a  noncontributory  defined  benefit  pension  plan that covers substantially  all full-time  employees  and the former  employees of one of the
Company's  discontinued   manufacturing  segments.  The  plan  provides  defined
benefits based on years of service and compensation level.

Net periodic pension expense consists of the following:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2007        2006
                                         ----------   ----------
Service cost                               $ (70)       $ (70)
Interest cost                               (165)        (165)
Actual return on plan assets                 135          324
Net amortization and deferral                 52         (152)
                                           -----        -----
Net periodic pension expense               $ (48)       $ (63)
                                           =====        =====

The Company did not contribute to the pension plan during the three months ended
March 31, 2007.

11. NET GAIN FROM CONDEMNATION AWARD

Included in other  income and expense,  net during the first  quarter of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

12. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     2007        2006
                                                  ----------   ----------
Net income                                         $ 7,588      $ 2,088
Other comprehensive income, net of tax:
  Change in net unrealized (loss) gain on
    available-for-sale securities, net of tax
    effect of $137 and ($607), respectively           (252)       1,127

  Reclassification adjustment for net losses
    (gains) realized in net income, net of tax
    effect of ($9) and $56, respectively                16         (104)

  Amortization of unrecognized net gains from
    pension plan, net of tax effect of $18             (34)        --
                                                   -------      -------
Comprehensive income                               $ 7,318      $ 3,111
                                                   =======      =======

The  components of accumulated  other  comprehensive  income,  net of tax are as follows:
                                                       March 31,    December 31,
                                                         2007           2006
                                                     ------------   ------------
Net unrealized gains on available-for-sale
  securities, net of tax effect of $599 and
  $728, respectively                                    $1,114         $1,350

Unrecognized net gains from pension plan,
  net of tax effect of $399 and $417,
  respectively                                             741            775
                                                        ------         ------
Accumulated other comprehensive income, net of tax      $1,855         $2,125
                                                        ======         ======

13. BUSINESS SEGMENTS

The Company operates through three business segments: real estate investment and management, hotel operations and engineered products. The real estate investment and  management  segment is engaged in the business of investing in and managing
real  estate  properties   located  throughout  the  United  States.  The  hotel
operations  segment owns and operates three hotels located in the United States.
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

Operating results of the Company's business segments are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                            2007          2006
                                                         ----------    ----------

Net revenues and sales:
  Real estate investment and management                   $  4,835      $  4,698
  Hotel operations                                           2,093         1,981
  Engineered products                                        9,928         9,297
                                                          --------      --------
                                                          $ 16,856      $ 15,976
                                                          ========      ========
Operating income (loss):
  Real estate investment and management                   $  2,953      $  2,926
  Hotel operations                                            (123)         (116)
  Engineered products                                          756           417
  General corporate expenses                                  (776)       (1,423)
                                                          --------      --------
                                                             2,810         1,804
Other income, net                                            7,519         1,504
                                                          --------      --------
Income from continuing operations before income taxes     $ 10,329      $  3,308
                                                          ========      ========

14. COMMITMENTS AND CONTINGENCIES

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,600 and
$9,700 recorded in accounts payable and accrued  liabilities and other long-term liabilities at March 31, 2007 and December 31, 2006, respectively, to cover such matters.

The Company has an employment  agreement with its Chairman,  President and Chief
Executive  Officer (the "Officer")  which provides for a base salary of $800 per annum plus a  discretionary  bonus as determined by the  Compensation  and Stock
Option  Committee of the Board of Directors.  In the event of  termination  or a change in  control,  as  defined in the  employment  agreement,  the  Company is required to pay the Officer a lump sum  severance  payment  equal to three years salary and purchase  outstanding  options. The employment agreement provides for successive  one-year  terms,  unless either the Company or the Officer gives the other  written  notice that the  employment  agreement is  terminated,  and also provides a death benefit which the Company secures through an insurance policy.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets and  Financial  Liabilities--Including  an  Amendment  of FASB
Statement No. 115" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many  financial  instruments  and certain other items at fair value that are not  currently  required  to be  measured  at fair  value.  SFAS No.  159 is effective for fiscal years beginning after November 15, 2007, which would be the first quarter of 2008 for the Company.  The Company is currently  evaluating the effect,  if any,  that  SFAS No.  159 will  have on its  consolidated  financial position or results of operations.

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

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net income  increased  $5,500 or 263% for the  quarter  ended  March 31, 2007 to
$7,588,  compared to $2,088 for the quarter ended March 31, 2006. On a per share basis, net income was $.92 per basic share for the current quarter,  compared to
$.25 per basic share for the comparable  2006 period.  Total revenues  increased
$880 or 5.5% to $16,856 for the three months  ended March 31, 2007,  compared to
$15,976 for the comparable quarter of 2006, while operating income increased 56%
in the current quarter to $2,810, compared the first quarter of 2006.

Included in other  income and expense,  net during the first  quarter of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

The results of the first quarter of 2006 include compensation expense associated with unvested stock options ($457)  recorded in connection  with the adoption of
SFAS  No.  123R  (see  Note  4 of  Notes  to  Condensed  Consolidated  Financial
Statements).

    REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                             Three Months Ended                    Three Months Ended
                                               March 31, 2007                        March 31, 2006
                                  --------------------------------------  -------------------------------------
                                     Real         Hotel                      Real         Hotel
                                    Estate     Operations       Total       Estate     Operations      Total
                                  ----------   ----------     ----------  ----------   ----------    ----------
Revenues                            $ 4,835      $ 2,093       $ 6,928      $ 4,698      $ 1,981       $ 6,679
Mortgage interest expense                64          131           195           69          133           202
Depreciation expense                    420          293           713          334          196           530
Other operating expenses              1,398        1,792         3,190        1,369        1,768         3,137
                                    -------      -------       -------      -------      -------       -------
Income (loss) from operations       $ 2,953      $  (123)      $ 2,830      $ 2,926      $  (116)      $ 2,810
                                    =======      =======       =======      =======      =======       =======

REAL ESTATE INVESTMENT AND MANAGEMENT

Revenues from the real estate  investment and management  segment increased $137 or 2.9% to  $4,835  for the  quarter  ended  March  31,  2007,  compared  to the corresponding  period in 2006.  This  increase  is  primarily  the result of new leases and/or renewals at higher rents ($662),  partially offset the recognition of additional  revenue from a non-recurring  transaction ($500) during the first quarter in 2006. In general,  rental  revenues  from the  Company's  real estate properties do not  fluctuate  significantly  due to the long-term  nature of the
Company's  leases.  However,  future rental  revenues could be affected by lease renewals, terminations,  step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest expense amounted to $64 for the quarter ended March 31, 2007, a decrease of $5 or 7.2%,  compared to 2006, as a result of continuing  mortgage amortization. Mortgage interest expense on existing obligations of the Company's real estate  investment  and  management  segment will  continue to decline with scheduled principle reductions.

Depreciation  expense  associated with real properties held for rental increased
$86 or 25.7% for the quarter ended March 31, 2007, compared to the corresponding period in 2006, primarily attributable to depreciation expense ($130) related to additions to real estate assets over the past twelve months, partially offset by a reduction in depreciation  expense ($46) associated with certain properties or improvements  becoming  fully  depreciated in the current and prior year. Due to the May 2006  purchase  of a  commercial  property  and other  expenditures  for capital improvements  incurred during the current and prior years,  depreciation expense on the  Company's  real estate  properties  should  continue to increase through the next  quarter,  but should be more  comparable  to the 2006 quarters during the second half of 2007.

Other  operating  expenses  associated  with the  management of real  properties increased $29 or 2.1% for the quarter ended March 31, 2007, compared to the same period  in 2006,  primarily  related  to an  increase  in  property  maintenance expenses ($71), partially offset by a decrease in professional services ($57).

HOTEL OPERATIONS

Hotel operating  revenues  increased $112 or 5.7% to $2,093 for the three months ended March 31, 2007, compared to $1,981 for the same period of 2006,  primarily as  the  result  of  stronger  demand  at the  Company's  hotels  due to  recent renovations and  improvements  which has allowed the Company to increase average room rates. In addition,  the Company experienced  increased transient guests at the  Company's  hotels  located in the  vicinity  of airports  due to  inclement weather  conditions.  Total  operating  expenses of the Company's  hotel segment increased $119 or 5.7% to $2,216 for the first quarter of 2007,  compared to the corresponding  quarter of 2006,  primarily  due to the increase in  depreciation expense  related to the renovations  and  improvements  to the Company's  hotels during 2006.  Future hotel  operating  revenues and expenses  will vary based on demand  and  desirability  of  these  properties  compared  to  others  in their
immediate   proximity  and  may  be  influenced  by  local  and  other  economic conditions, including the room rate of the hotels.

ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2007          2006
                                                 ----------    ----------
Net sales                                          $9,928        $9,297
Cost of sales                                       7,420         6,993
Selling, general and administrative expenses        1,752         1,887
                                                   ------        ------
Operating income                                   $  756        $  417
                                                   ======        ======

Net sales of the  engineered  products  segment  increased  $631 or 6.8% for the first  quarter of 2007,  compared  with the  results of the  corresponding  2006 period.  This increase was  primarily  due to increased  demand in the Company's engineered,  transformer  and  automotive  product  lines.  Although  management believes that sales of its engineered  products segment are directly  influenced by general  economic  conditions,  worldwide  automotive  demand and  industrial capital spending, future sales of this segment could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a  percentage  of sales  decreased  less  than 1% for the three months ended March 31, 2007,  compared to the three months ended March 31, 2006, primarily related to the mix of products sold, offset by an increase in the cost of raw materials,  primarily copper components,  which, where possible, has been passed along to  customers.  Continued  increases in the price of raw  materials could effect the gross margin and operating  profit of the  engineered  products segment.

Selling,  general and administrative expenses of the engineered products segment decreased  $135 or 7.2% for the quarter  ended March 31,  2007,  compared to the corresponding  period of 2006,  primarily due to a  non-recurring  amount ($166)
incurred during the first quarter of 2006.

    GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations decreased $647 or 46% for the first quarter of 2007, compared to such expenses incurred for the comparable 2006 period. The decrease primarily relates to compensation  expense  associated with unvested stock options ($457) recorded during the first  quarter of 2006 in  connection  with the  adoption of SFAS No.
123R (see Note 4 of Notes to Condensed Consolidated  Financial  Statements).  No
compensation costs relating to share-based payments were recognized in 2007.

OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                                Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                                2007          2006
                                                             ----------    ----------

Net gain from condemnation award                               $ 5,665       $  --
Net (loss) gain on sale of available-for-sale securities           (25)          161
Net realized and unrealized gain on derivative instruments          71            32
Equity in losses of hotel venture                                 --             (35)
Other, net                                                        --               6
                                                               -------       -------
                                                               $ 5,711       $   164
                                                               =======       =======

Included in other  income and expense,  net during the first  quarter of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

    DISCONTINUED OPERATIONS

Losses from  operations  on properties  sold and  accounted for as  discontinued
operations  were $14,  on a net of tax basis,  for both the three  months  ended
March 31, 2007 and 2006.  Prior year amounts have been  reclassified  to reflect results  of  operations  of  real  properties  sold  during  2007  and  2006  as discontinued operations.  As of March 31, 2007, no properties were classified as held for sale.  Net gain on the disposal of real estate assets  accounted for as discontinued operations was $947 for the three months ended March 31, 2007, on a net of tax  basis  (see  Note 7 of Notes  to  Condensed  Consolidated  Financial
Statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in  operating  activities  was $5,323 for the three  months  ended
March 31, 2007, compared to net cash provided by operating  activities of $5,436 for the same  period  of 2006.  This  change  in  operating  cash  flow  results principally  from an increase in notes and accounts  receivables,  net ($8,951), due to the timing of cash receipts of certain items including  proceeds received from the sale of marketable securities and other assets.

Net cash provided by investing activities was $12,349 for the three months ended
March 31, 2007 versus net cash used in  investing  activities  of $5,314 for the three months ended March 31, 2006. This change primarily results from the timing of the  purchase or sale of  available  for sale  securities  ($9,839),  and net proceeds  received from a  condemnation  award  ($5,665) and sale of real estate assets ($2,646),  partially offset by a decrease in principal  payments on notes receivable ($1,334).

Net cash used in financing  activities  was $1,271 and $12,320  during the three months  ended March 31, 2007 and 2006,  respectively.  The decrease in cash used for financing  activities  primarily results from the purchase and retirement of common stock during the first  quarter of 2007  ($2,511)  versus that  purchased during the same period of 2006 ($13,323).

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

At March 31, 2007, the Company's cash and marketable  securities  totaled $140.6 million and working  capital was $149.5 million  compared to cash and marketable securities of $139.6  million and working  capital of $140.2 million at December
31,  2006.  Management  continues  to  believe  that the real  estate  market is overvalued  and  accordingly  acquisitions  have been  limited  to those  select properties that meet the Company's stringent financial requirements.  Management believes  that the  available  working  capital puts the Company in an opportune position to fund  acquisitions  and grow its portfolio,  if and when  attractive long-term opportunities become available.

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
interest  rates  affect  the  interest  earned  on the  Company's  cash and cash equivalent balances and other interest bearing  investments.  Given the level of cash and other interest bearing investments held by the Company, changes in U.S.
interest rates could impact the Company's earnings.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  For the three months ended
March  31,  2007  and  2006,  8.7% and  6.4% of the net  sales of the  Company's engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company's  receivables are exposed to fluctuations  with the U.S.
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

The Company has  undertaken  the  completion  of  environmental  studies  and/or remedial action at Metex' two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 14 of Notes to Condensed  Consolidated Financial Statements
for further discussion of this matter.

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

Refer to the  Company's  2006 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 9 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of FIN 48 effective  January 1, 2007.  There were no other material changes to the Company's critical  accounting policies during the three months ended March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Notes to Condensed  Consolidated  Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

See  Note 8 of  Notes  to  Condensed  Consolidated  Financial  Statements  for a
discussion of derivative  financial activity since December 31, 2006. There have been no other material changes in quantitative and qualitative market risks from those  disclosed in Item 7A of the Company's  Annual Report on Form 10-K for the
year ended December 31, 2006, which is incorporated herein by reference.

ITEM 4T. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The significant  factors known to the Company that could  materially  effect the
Company's  business,  financial  position or results of operations are set forth under  Item 1A of the  Company's  Annual  Report on Form 10-K for the year ended
December 31, 2006, which are incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

Certain  statements in this Report on Form 10-Q and other statements made by the
Company  or its  representatives  that are not  strictly  historical  facts  are
"forward-looking"  statements  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 that should be  considered as subject to the many risks and  uncertainties  that exist in the  Company's  operations  and business environment.  The forward-looking  statements are based on current  expectations and involve a number of known and  unknown  risks and  uncertainties  that could cause the actual  results,  performance  and/or  achievements  of the Company to
differ  materially  from  any  future  results,   performance  or  achievements,
expressed or implied, by the forward-looking  statements.  Readers are cautioned not to place undue  reliance on these  forward-looking  statements,  and that in light of the significant  uncertainties inherent in forward-looking  statements, the inclusion of such statements  should not be regarded as a representation  by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its  forward-looking  statements or to advise of changes in the  assumptions and factors on which they are based.  See the  Company's  2006 Annual Report on Form
10-K for a discussion  of risk  factors  that could impact our future  financial performance  and/or  cause  actual  results to differ  significantly  from those expressed or implied by such statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company's repurchases of common stock during the three months ended March 31, 2007:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      (In thousands, except per share data)

                                                                 Total Number
                                                                  of Shares       Approximate
                                                                 Purchased as     Dollar Value
                                                                   Part of        That May Yet
                                     Total                         Publicly       Be Purchased
                                    Number of       Average       Announced         Under the
                                     Shares       Price Paid       Plans or         Plans or
Period                              Purchased      Per Share       Programs         Programs
-------------------------------     ---------     ----------     ------------     ------------
March 1, 2007 -- March 31, 2007        73           $ 34.40           73            $ 3,962
                                       ==           =======           ==            =======

As previously  announced,  the Board of Directors have approved repurchase plans for the Company's common stock,  which may be made from time to time in the open market at prevailing market prices or in privately negotiated  transactions.  At
March  31,  2007,  $3,962  remains  to be  purchased  under  such  plans.  These authorizations are ongoing and do not have an expiration date.

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

Date:  May 9, 2007

                                          By: /s/ Anthony J. Miceli
                                              ----------------------------------
                                             Anthony J. Miceli
                                             Vice President, Chief Financial Officer
                                             and Secretary of the Company

