Form 10-Q
period 2007-06-30
UNITED CAPITAL CORP /DE/
filed 2007-08-14
CIK 65358

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                         COMMISSION FILE NUMBER: 1-10104
                         -------------------------------

---------------------------------------------------------------------------------

                               UNITED CAPITAL CORP.
                               --------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                  04-2294493
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or o rganization)

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

---------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  and  Exchange  Act of 1934
during the  preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such  filing
requirements for the past 90 days.                               Yes |X|  No |_|

Indicate by check mark whether the registrant is a large  accelerated  filer,  an accelerated  filer or a  non-accelerated  filer.  See definition of  "accelerated filer and large  accelerated  filer" in Rule  12b-2 of the  Exchange  Act.
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the  registrant  is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes |_|  No |X|

The registrant had 8,300,543 shares of common stock, $.10 par value,  outstanding as of August 13, 2007.

                      UNITED CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            June 30, 2007 (Unaudited) and December 31, 2006 .......................3

            Condensed Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) .........4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2007 and 2006 (Unaudited) .................5-6

            Notes to Condensed Consolidated Financial Statements (Unaudited)... 7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................14-19

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK ..........................................................19

ITEM 4T.    CONTROLS AND PROCEDURES ..............................................20

                           PART II - OTHER INFORMATION

                      UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                           June 30,   December 31
                                                             2007         2006
                                                           --------   -----------
                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                 $ 76,114    $ 76,688
  Marketable securities                                       49,249      62,917
  Notes and accounts receivable, net                          18,670       8,833
  Inventories                                                  5,152       4,894
  Prepaid expenses and other current assets                    1,751       1,659
  Deferred income taxes                                          164         583
  Current assets of discontinued operations                     --            13
                                                            --------    --------

   TOTAL CURRENT ASSETS                                      151,100     155,587
                                                            --------    --------

Property, plant and equipment, net                             6,551       6,250
Real property held for rental, net                            64,030      49,183
Investment in joint venture                                    6,415       6,711
Noncurrent notes receivable                                      509       1,694
Other assets                                                   3,690       2,976
Noncurrent assets of discontinued operations                      82       1,199
                                                            --------    --------

   TOTAL ASSETS                                             $232,377    $223,600
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                      $    684    $    471
  Accounts payable and accrued liabilities                    10,775       9,598
  Income taxes payable                                         2,424       5,253
  Current liabilities of discontinued operations                --            66
                                                            --------    --------

   TOTAL CURRENT LIABILITIES                                  13,883      15,388
                                                            --------    --------

Long-term debt                                                13,539      11,669
Other long-term liabilities                                   15,373      14,277
Deferred income taxes                                          4,738       2,793
                                                            --------    --------

   TOTAL LIABILITIES                                          47,533      44,127
                                                            --------    --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value, authorized 17,500
   shares; issued and outstanding
   8,300 and 8,278 shares, respectively                          830         828
  Retained earnings                                          181,145     176,520
  Accumulated other comprehensive income, net of tax           2,869       2,125
                                                            --------    --------
   TOTAL STOCKHOLDERS' EQUITY                                184,844     179,473
                                                            --------    --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $232,377    $223,600
                                                            ========    ========

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an
integral part of these statements.

                             UNITED CAPITAL CORP. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                             (In thousands, except per share data)

                                                    Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                   -------------------    --------------------
                                                      2007       2006        2007        2006
                                                   --------   --------    --------    --------
REVENUES:
  Net sales                                        $  9,659   $  9,643    $ 19,587    $ 18,940
  Revenues from real estate operations                8,037      7,486      14,954      14,149
                                                   --------   --------    --------    --------
     Total revenues                                  17,696     17,129      34,541      33,089
                                                   --------   --------    --------    --------

COSTS AND EXPENSES:
  Cost of sales                                       7,335      7,250      14,755      14,243
  Real estate operations:
    Mortgage interest expense                           200        200         395         402
    Depreciation expense                                741        583       1,453       1,113
    Other operating expenses                          3,582      3,033       6,771       6,169
  General and administrative expenses                 1,570      1,916       3,189       4,161
  Selling expenses                                      842        883       1,751       1,948
                                                   --------   --------    --------    --------

     Total costs and expenses                        14,270     13,865      28,314      28,036
                                                   --------   --------    --------    --------

     Operating income                                 3,426      3,264       6,227       5,053
                                                   --------   --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest and dividend income                        1,780      1,441       3,588       2,781
  Other income and expense, net                         773       (487)      6,484        (323)
                                                   --------   --------    --------    --------

     Total other income                               2,553        954      10,072       2,458
                                                   --------   --------    --------    --------

  Income from continuing operations
    before income taxes                               5,979      4,218      16,299       7,511

  Provision for income taxes                          2,248      1,475       5,918       2,675
                                                   --------   --------    --------    --------

  INCOME FROM CONTINUING OPERATIONS                   3,731      2,743      10,381       4,836
                                                   --------   --------    --------    --------

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations,
    net of tax provision (benefit) of $3, ($6),
    ($3) and ($9), respectively                           4         (7)         (5)        (12)
  Net gain on disposal of discontinued
    operations, net of tax provision of
    $69, $311, $701 and $311, respectively              105        465       1,052         465
                                                   --------   --------    --------    --------

  INCOME FROM DISCONTINUED OPERATIONS                   109        458       1,047         453
                                                   --------   --------    --------    --------

  NET INCOME                                       $  3,840   $  3,201    $ 11,428    $  5,289
                                                   ========   ========    ========    ========

BASIC EARNINGS PER SHARE:
  Income from continuing operations                $    .45   $    .33    $   1.25    $    .58
  Income from discontinued operations                   .01        .06         .13         .06
                                                   --------   --------    --------    --------
  NET INCOME PER SHARE                             $    .46   $    .39    $   1.38    $    .64
                                                   ========   ========    ========    ========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations                $    .36   $    .27    $   1.00    $    .48
  Income from discontinued operations                   .01        .05         .10         .04
                                                   --------   --------    --------    --------

  NET INCOME PER SHARE ASSUMING DILUTION           $    .37   $    .32    $   1.10    $    .52
                                                   ========   ========    ========    ========

The accompanying Notes to Condensed  Consolidated  Financial Statements are an integral part of these statements.

                             UNITED CAPITAL CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (In thousands)

                                                                         Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2007         2006
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 11,428      $  5,289
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                         1,687         1,336
     Non-cash stock-based compensation                                      --             807
     Contribution to pension plan                                           (700)         --
     Net (gain) loss on sale ofavailable-for-sale securities                (654)          782
     Income from equity investment                                           (95)         (139)
     Net gain from condemnation award                                     (5,665)         --
     Gain on disposal of discontinued operations, net of tax              (1,052)         (465)
     Net realized and unrealized gain on
      derivative instruments                                                (163)          (62)
     Other, net                                                               89           134
     Changes in assets and liabilities:
      Notes and accounts receivable, net                                 (10,025)          176
      Inventories                                                           (258)         (414)
      Prepaid expenses and other current assets                              (92)         (362)
      Deferred income taxes                                                1,964          (227)
      Other assets                                                          (151)         (239)
      Accounts payable and accrued liabilities                             1,217           701
      Income taxes payable                                                (2,403)         (288)
      Other long-term liabilities                                            (31)          (27)
                                                                        --------      --------
        Net cash (used in) provided by operating
          activities of continuing operations                             (4,904)        7,002
        Operating activities of discontinued
          operations                                                         (38)            6
                                                                        --------      --------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (4,942)        7,008
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                              (12,927)      (22,251)
  Proceeds from sale of available-for-sale
   securities                                                             28,427         9,004
  Proceeds from sale of real estate assets                                 2,855         1,701
  Net proceeds from condemnation award                                     5,665          --
  Proceeds from sale of derivative instruments                               156            67
  Purchase/issuance of notes receivable                                     --            (873)
  Principal payments on notes receivable                                   1,373         1,395
  Acquisition of property, plant and equipment                              (111)         (670)
  Acquisition of/additions to real estate assets                         (14,428)       (9,989)
  Distributions from joint venture                                           391           390
                                                                        --------      --------
        Net cash provided by (used in) investing
          activities of continuing operations                             11,401       (21,226)
        Investing activities of discontinued
          operations                                                        --             (15)
                                                                        --------      --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               11,401       (21,241)
                                                                        --------      --------

                                                                                      Continued

                             UNITED CAPITAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (Unaudited)

                                                                         Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2007         2006
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage obligations                                (232)         (428)
  Purchase and retirement of common stock                                (15,681)      (13,626)
  Proceeds from exercise of stock options                                  4,936           753
  Tax benefit from exercise of employee stock options                      3,944           568
                                                                        --------      --------
        NET CASH USED IN FINANCING ACTIVITIES                             (7,033)      (12,733)
                                                                        --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (574)      (26,966)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            76,688        99,628
                                                                        --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 76,114      $ 72,662
                                                                        ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

      Interest                                                          $    388      $    404
                                                                        ========      ========

      Taxes                                                             $  2,285      $  2,596
                                                                        ========      ========

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Mortgage obligation assumed in connection with
    acquisition of hotel property (see Note 7)                          $  2,315      $  --
                                                                        ========      ========

  Accounts payable and accrued liabilities incurred for
    unsettled available-for-sale securities and
    acquisition of/additions to real estate assets                      $   --        $  3,048
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

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the six months ended June 30, 2007 and 2006,  the Company  received  proceeds of
$4,936 and $753 from the exercise of 544 and 97 stock options, respectively. The
Company  recorded a tax benefit of $3,994 and $568 to retained  earnings related to the exercise of stock  options  during the six months ended June 30, 2007 and
2006, respectively.

During the six months ended June 30, 2007 and 2006,  the Company  purchased  and retired 522 and 14 shares of common  stock for an  aggregate  purchase  price of
$15,681 and $303, respectively.  In addition, during November 2005, the Board of
Directors  authorized a "Dutch Auction" self-tender offer for up to 1,000 shares of the  Company's  common stock  resulting in the January  2006  repurchase  and retirement  of 544 shares of common  stock for an  aggregate  purchase  price of
$13,323 or $24.50 per share.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                          -----------------   -----------------
                                                            2007      2006      2007      2006
                                                          -------   -------   -------   -------
Numerator:
  Income from continuing operations                       $ 3,731   $ 2,743   $10,381   $ 4,836
                                                          =======   =======   =======   =======

Denominator:
  Basic - weighted-average shares outstanding               8,285     8,288     8,282     8,321
  Dilutive effect of employee stock options                 1,966     1,767     2,084     1,837
                                                          -------   -------   -------   -------
  Diluted - weighted-average shares outstanding            10,251    10,055    10,366    10,158
                                                          =======   =======   =======   =======
Basic earnings per share - continuing operations          $   .45   $   .33   $  1.25   $   .58
                                                          =======   =======   =======   =======

Diluted earnings per share - continuing operations        $   .36   $   .27   $  1.00   $   .48
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

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R") using the modified  prospective  transition method. SFAS No. 123R requires the Company to measure  all  employee  stock-based  compensation  awards  using a fair value method and record the related expense in the financial statements.  The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net income by $350 and $227,  respectively,  for the three months ended June
30, 2006.  For the six months ended June 30, 2006, the adoption of SFAS No. 123R reduced income from continuing  operations before income taxes and net income by
$807 and $518, respectively. All options previously granted were fully vested as of June 30, 2006.  Therefore,  no  compensation  costs  relating to  share-based payments were recognized during the six months ended June 30, 2007.

A summary of the activity of the Company's outstanding stock options for the six months ended June 30, 2007 is as follows:

                                                                            Weighted
                                                              Weighted-    -average
                                                               average     Remaining    Aggregate
                                                 Number of    Exercise    Contractual   Intrinsic
                                                  Shares       Price         Term         Value
                                                 ---------   ----------   -----------   ---------
Outstanding at January 1, 2007                    5,299      $   11.61
Exercised                                          (544)     $    9.07
                                                  -----
Outstanding and exercisable at June  30, 2007     4,755      $   11.90     3.5 Years      $80,121
                                                  =====                                   =======

The  aggregate  intrinsic  value in the table above  represents  the  difference between the  Company's  closing  stock price on June 30, 2007  ($28.75)  and the exercise price of each stock option,  multiplied by the number of "in-the-money"
options.  This amount  changes based upon the fair market value of the Company's stock.  The total  intrinsic  value of options  exercised  during the six months ended  June  30,  2007 was  $11,421  based  on the  market  price on the date of exercise.

5.  MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

                                             Gross         Gross         Fair
                                           Unrealized    Unrealized      Market
                                 Cost        Gains         Losses        Value
                               --------     --------      --------      --------
JUNE 30, 2007:
  Equity securities            $ 43,242     $  4,994      $ (1,771)     $ 46,465
  Bonds                           2,786           19           (21)        2,784
                               --------     --------      --------      --------
                               $ 46,028     $  5,013      $ (1,792)     $ 49,249
                               ========     ========      ========      ========
DECEMBER 31, 2006:
  Equity securities            $ 57,708     $  4,778      $ (2,741)     $ 59,745
  Bonds                           3,131           43            (2)        3,172
                               --------     --------      --------      --------
                               $ 60,839     $  4,821      $ (2,743)     $ 62,917
                               ========     ========      ========      ========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains and losses  included in the  determination  of net income are as follows:

                                       Six Months Ended
                                           June 30,
                                    -----------------------
                                      2007          2006
                                    --------      ---------
Proceeds                            $ 28,427      $  9,004
                                    ========      ========
Gross realized gains                $  2,259      $    701
                                    ========      ========
Gross realized losses               $ (1,605)     $ (1,483)
                                    ========      ========

Included  in notes and  accounts  receivable,  net as of June 30, 2007 is $8,985 related to the sale of marketable securities which settled subsequent to the end of the quarter.

6.  INVENTORIES

The components of inventories are as follows:

                                   June 30,     December 31,
                                     2007          2006
                                   --------     -----------
Raw materials                       $2,510        $2,197
Work in process                        429           506
Finished goods                       2,213         2,191
                                    ------        ------
                                    $5,152        $4,894
                                    ======        ======

7.  REAL ESTATE

    PROPERTY ACQUISITIONS

During May 2007,  the Company  purchased a hotel located in Utica,  New York for approximately  $16,000  plus  closing  costs,  including  the  assumption  of an underlying mortgage of $2,315, of which $872 of the purchase price was allocated to  furniture,  fixtures and  equipment  and is included in property,  plant and equipment in the Condensed  Consolidated  Balance  Sheet.  The mortgage  assumed bears  interest at 7.5% per annum,  with  monthly  installments  of interest and principal of $30 through December 2015. The total cost of the acquisition,  less the assumption of the mortgage, is reflected in acquisition of/additions to real estate assets in the Condensed Consolidated Statements of Cash Flows.

During May 2006, the Company purchased,  for cash, a commercial property located in Long Island City, New York for $8,531.

    PROPERTY SALES

During the six months ended June 30, 2007, the Company  divested  itself of five commercial  properties  and one other  property  which  had a net book  value of
$1,102 from its real estate  investment  and management  segment.  The aggregate proceeds from these transactions were $2,855 resulting in a gain of $1,052, on a net of tax basis.

During the six months  ended June 30,  2006,  the Company  divested  itself of a commercial  property  which had a net book  value of $925  from its real  estate investment  and  management  segment.  The proceeds from this  transaction  were
$1,701 resulting in a gain of $465, on a net of tax basis.

The results of operations  of  properties  sold prior to June 30, 2007 have been reclassified to discontinued  operations,  on a net of tax basis,  for the three and six months ended June 30, 2007 and 2006. Summarized financial information of properties sold and accounted for as discontinued operations is as follows:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   ----------------
                                            2007      2006      2007     2006
                                          -------   --------   ------   -------
Revenues from real estate operations       $   2    $  55      $  20    $ 110
Depreciation expense                        --         16          3       32
Other operating expenses                       6       63         47      122
                                           -----    -----      -----    -----
Loss from operations                       $  (4)   $ (24)     $ (30)   $ (44)
                                           =====    =====      =====    =====

    PROPERTIES HELD FOR SALE

As of June 30, 2007,  the Company  considered  one other  property from its real estate and  investment  management  segment to be held for sale and  reported as discontinued operations.  The results of operations of this property,  primarily consisted  of revenues of $11 for each of the three  months  ended June 30, 2007 and 2006 and $22 for each of the six months  ended June 30, 2007 and 2006,  have been  reclassified  to  discontinued  operations,  on a net of tax basis, in the
Condensed  Consolidated  Statements  of  Income.  In  addition,  the  assets and liabilities  associated  with this  property,  which  primarily  consist of real
property,   net  of  accumulated   depreciation,   have  been   reclassified  to
discontinued operations in the Condensed Consolidated Balance Sheets at June 30,
2007 and December 31, 2006.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options. At June 30, 2007 and December 31, 2006, the fair value of such derivatives was ($12) and ($20),  respectively,  which is recorded as a  component  of accounts  payable  and accrued  liabilities  in the
Condensed  Consolidated  Balance  Sheets.  These  instruments do not qualify for hedge  accounting  and  therefore  changes  in the  derivatives'  fair value are recognized in earnings.  The Company recognized $163 and $62 in net realized and unrealized  gains from derivative  instruments for the six months ended June 30,
2007 and 2006, respectively, which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

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

At the  date of the  adoption,  the  Company  had a total  of  $4,324  of  gross unrecognized tax benefits. Substantially the entire amount, if recognized, would favorably  effect  the  Company's  effective  tax rate in  future  periods.  The adoption of FIN 48 did not result in a cumulative  effect adjustment to retained earnings.  As of June 30,  2007,  the  Company  had a total of  $4,741  of gross unrecognized tax benefits.

FIN 48 also  requires  companies  to  reclassify  uncertain  tax  positions  not expected to be settled within one year to long-term liabilities.  Therefore upon adoption of FIN 48, the Company  reclassed  $1,128 from income taxes  payable to other long-term liabilities.

The Company's  recognizes  interest and penalties  related to  unrecognized  tax positions as a component of income tax expense.  As of June 30, 2007 and January
1, 2007,  the Company had  approximately  $2,183 and  $2,076,  respectively,  of accrued interest and penalties related to uncertain tax positions.

The  Company is subject to U.S.  federal  income  tax,  as well as income tax in multiple states. For all major taxing jurisdictions,  the tax years 2003 through
2006 remain  open to  examination.  As of June 30,  2007,  the Company  does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

10. PENSION PLAN

The Company  has a  noncontributory  defined  benefit  pension  plan that covers substantially  all full-time  employees  and the former  employees of one of the
Company's  discontinued   manufacturing  segments.  The  plan  provides  defined
benefits based on years of service and compensation level.

Net periodic pension expense consists of the following:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------- ------------------
                                             2007      2006      2007     2006
                                           --------  --------- --------  --------
Service cost                                $ (95)    $ (76)    $(165)    $(146)
Interest cost                                (164)     (164)     (329)     (329)
Expected return on plan assets                236      (318)      371         6
Net amortization and deferral                 (52)      487      --         335
                                            -----     -----     -----     -----
Net periodic pension expense                $ (75)    $ (71)    $(123)    $(134)
                                            =====     =====     =====     =====

The Company  contributed  $700 to the pension  plan during the six months  ended
June 30, 2007.

11. NET GAIN FROM CONDEMNATION AWARD

Included  in other  income  and  expense,  net  during the first half of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

12. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                           --------------------    --------------------
                                              2007        2006        2007        2006
                                           --------    --------    --------    --------
Net income                                 $  3,840    $  3,201    $ 11,428    $  5,289
Other comprehensive income, net of tax:
  Change in net unrealized gain (loss)
    on available-for-sale securities,
    net of tax effect of ($732), $621,
    ($595) and $14 respectively               1,359      (1,153)      1,107         (26)

  Reclassification adjustment for net
    (gains) losses realized in net
    income, net of tax effect of $204,
    ($330), $195 and ($275) respectively       (379)        613        (363)        508

  Amortization of unrecognized net gains
    from pension plan, net of tax effect
    of ($18)                                     34        --          --          --
                                           --------    --------    --------    --------
Comprehensive income                       $  4,854    $  2,661    $ 12,172    $  5,771
                                           ========    ========    ========    ========

The  components of accumulated  other  comprehensive  income,  net of tax are as follows:

                                                              June 30,  December 31,
                                                                2007        2006
                                                              --------  -----------
Net unrealized gains on available-for-sale
  securities, net of tax effect of
  $1,127 and $728, respectively                                $2,094      $1,350

Unrecognized net gains from pension plan, net of
  tax effect of $417                                              775         775
                                                               ------      ------
Accumulated other comprehensive income, net of tax             $2,869      $2,125
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

Operating results of the Company's business segments are as follows:

                                                          Three Months Ended       Six Months Ended
                                                                June 30,               June 30,
                                                         --------------------    --------------------
                                                            2007        2006        2007        2006
                                                         --------    --------    --------    --------
Net revenues and sales:
  Real estate investment and management                  $  4,996    $  5,247    $  9,820    $  9,929
  Hotel operations                                          3,041       2,239       5,134       4,220
  Engineered products                                       9,659       9,643      19,587      18,940
                                                         --------    --------    --------    --------
                                                         $ 17,696    $ 17,129    $ 34,541    $ 33,089
                                                         ========    ========    ========    ========

Operating income (loss):
  Real estate investment and management                  $  3,039    $  3,497    $  5,983    $  6,408
  Hotel operations                                            475         173         352          57
  Engineered products                                         636         758       1,392       1,175
  General corporate expenses                                 (724)     (1,164)     (1,500)     (2,587)
                                                         --------    --------    --------    --------
                                                            3,426       3,264       6,227       5,053

Other income, net                                           2,553         954      10,072       2,458
                                                         --------    --------    --------    --------

Income from continuing operations before income taxes    $  5,979    $  4,218    $ 16,299    $  7,511
                                                         ========    ========    ========    ========

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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,564 and
$9,700 recorded in accounts payable and accrued  liabilities and other long-term liabilities at June 30, 2007 and December 31, 2006, respectively,  to cover such matters.

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

RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Income from continuing operations for the quarter ended June 30, 2007 was $3,731 or $.45 per basic share, an increase of $988 or 36%,  compared to $2,743 or $.33 per basic share for the quarter ended June 30, 2006.  Total  revenues  increased
$567 or 3% for the second  quarter of 2007 to  $17,696,  compared to $17,129 for
the   comparative   quarter  of  2006.   During  this  quarter,   net  gains  on
available-for-sale  securities  were  $1,622  higher  than that  reported in the second  quarter  of 2006.  Net income for the  quarter  ended June 30,  2007 was
$3,840  or $.46 per basic  share  compared  to net  income of $3,201 or $.39 per basic share for the comparative quarter of 2006.

Net income  increased  $6,139 or 116% for the six months  ended June 30, 2007 to
$11,428,  compared to $5,289 for the six months  ended June 30,  2006.  On a per share  basis,  net income was $1.38 per basic  share for the first half of 2007, compared to $.64 per basic share for the comparable 2006 period.  Total revenues increased  $1,452 or 4% to  $34,541  for the six  months  ended  June 30,  2007, compared to $33,089 for the comparable  period of 2006,  while operating  income increased 23% in the current period to $6,227,  compared to the first six months of 2006.

Included in other  income and expense,  net during the first  quarter of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

The results of the second  quarter and first half of 2006  include  compensation expense  associated  with unvested  stock options ($350 and $807,  respectively)
recorded in  connection  with the adoption of SFAS No. 123R (see Note 4 of Notes to Condensed Consolidated Financial Statements).

REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                          Three Months Ended                    Six Months Ended
                                            June 30, 2007                        June 30, 2007
                                 ---------------------------------      ---------------------------------
                                  Real          Hotel                    Real        Hotel
                                 Estate      Operations     Total       Estate     Operations      Total
                                 -------     ----------    -------      -------    ----------     -------
Revenues                         $ 4,996      $ 3,041      $ 8,037      $ 9,820      $ 5,134      $14,954
Mortgage interest expense             62          138          200          126          269          395
Depreciation expense                 487          254          741          906          547        1,453
Other operating  expenses          1,408        2,174        3,582        2,805        3,966        6,771
                                 -------      -------      -------      -------      -------      -------
Income from operations           $ 3,039      $   475      $ 3,514      $ 5,983      $   352      $ 6,335
                                 =======      =======      =======      =======      =======      =======

                                          Three Months Ended                    Six Months Ended
                                            June 30, 2006                        June 30, 2006
                                 ---------------------------------      ---------------------------------
                                  Real          Hotel                    Real        Hotel
                                 Estate      Operations     Total       Estate     Operations      Total
                                 -------     ----------    -------      -------    ----------     -------

Revenues                         $ 5,247      $ 2,239      $ 7,486      $ 9,929      $ 4,220      $14,149
Mortgage interest  expense            67          133          200          136          266          402
Depreciation expense                 387          196          583          721          392        1,113
Other operating expenses           1,296        1,737        3,033        2,664        3,505        6,169
                                 -------      -------      -------      -------      -------      -------
Income from operations           $ 3,497      $   173      $ 3,670      $ 6,408      $    57      $ 6,465
                                 =======      =======      =======      =======      =======      =======

    REAL ESTATE INVESTMENT AND MANAGEMENT

Revenues from the real estate investment and management segment decreased $251or
4.8% to $4,996 for the  quarter  ended June 30,  2007 and $109 or 1.1% to $9,820 for the six months ended June 30, 2007, compared to the corresponding periods in
2006.  The decrease for the current  quarter was primarily the result of revenue recognized for a  non-recurring  amount ($321) during the second quarter of 2006 and a decrease in the timing of tenant reimbursements  ($142),  partially offset by new leases and/or renewals at higher rents ($337).  For the six month period, the decrease was primarily the result of the  recognition of additional  revenue from a non-recurring  transaction ($500) in 2006 and a decrease in the timing of tenant reimbursements ($155),  partially offset by new leases and/or renewals at higher rents ($630). In general,  rental revenues from the Company's real estate properties do not  fluctuate  significantly  due to the long-term  nature of the
Company's  leases.  However,  future rental  revenues could be affected by lease renewals, terminations,  step-ups and escalations and by the purchase or sale of additional properties.

Mortgage  interest  expense  continued  to  decrease  as a result of  continuing mortgage  amortization.  Such expense decreased $5 or 7.5% for the quarter ended
June 30, 2007 and $10 or 7.4% for the six months ended June 30,  2007,  compared to the  corresponding  periods in 2006.  Mortgage  interest  expense on existing obligations of the Company's real estate investment and management  segment will continue to decline with scheduled principal reductions.

Depreciation  expense  associated with real properties held for rental increased
$100 or 25.8% for the quarter  ended June 30, 2007 and $185 or 25.7% for the six months ended June 30, 2007, compared to the corresponding periods in 2006. These increases were primarily attributable to depreciation expense ($144 and $275 for the three and six month  periods,  respectively)  related to  additions  to real estate assets over the past twelve  months,  partially  offset by a reduction in depreciation  expense  ($46  and $92  for  the  three  and  six  month  periods, respectively)  associated with certain properties or improvements becoming fully depreciated in the current and prior year. Depreciation expense on the Company's properties for the full year of 2007 should be higher than that reported in 2006 due to the May 2006 purchase of a commercial property and other expenditures for capital improvements incurred during the current and prior years, but the second half of 2007 should be more comparable to that of 2006.

Other  operating  expenses  associated  with the  management of real  properties increased $112 or 8.6% for the three months ended June 30, 2007 and $141 or 5.3%
for the six months  ended June 30,  2007,  compared to the same periods in 2006, primarily related to an increase in property  maintenance expenses ($65 and $136 for the three and six month periods, respectively). In addition, the increase in the quarter is also due to an increase in utility expenses ($49).

    HOTEL OPERATIONS

Hotel revenues increased $802 or 35.8% to $3,041 for the three months ended June
30,  2007 and $914 or 21.7% to $5,134  for the six months  ended June 30,  2007, compared to the same periods of 2006, primarily as the result of stronger demand at the Company's hotels related to recent renovations and improvements which has allowed the Company to increase  average room rates.  In  addition,  the Company received  additional  hotel  revenues from the May 2007  acquisition  of a hotel located in Utica, New York (the "Utica Hotel").

Mortgage  interest expense for the current quarter and six months ended June 30,
2007  increased,  compared  to the  same  periods  of 2006,  as a result  of the mortgage assumed with the acquisition of the Utica Hotel.

Depreciation  expense  associated with the Company's hotel operations  increased
$58 or 29.6% for the  quarter  ended June 30, 2007 and $155 or 39.5% for the six months  ended June 30,  2007,  compared  to the  corresponding  periods in 2006, primarily  attributable to  depreciation  expense related to the renovations and improvements completed during the second half of 2006.

Other  operating  expenses  related to the  management of the  Company's  hotels increased  $437 or 25.2% to $2,174  for the  second  quarter of 2007 and $461 or
13.2% to  $3,966  for the  first  half of 2007,  compared  to the  corresponding periods  of  2006.  Other  operating  expenses  increased  for the  quarter  and year-to-date periods primarily due to the acquisition of the Utica Hotel.

Future hotel revenues and expenses will vary based on demand and desirability of these  properties  compared to others in their  immediate  proximity  and may be influenced by local and other  economic  conditions,  including the room rate of the hotels.

    ENGINEERED PRODUCTS

The  Company's  engineered  products  segment  includes  Metex Mfg.  Corporation
("Metex") and AFP Transformers, LLC ("AFP Transformers").  The operating results of the engineered products segment are as follows:

                                                         Three Months Ended     Six Months Ended
                                                               June 30,            June 30,
                                                          -----------------   -----------------
                                                            2007      2006      2007     2006
                                                          -------   -------   -------   -------
Net sales                                                 $ 9,659   $ 9,643   $19,587   $18,940
Cost of sales                                               7,335     7,250    14,755    14,243
Selling, general and administrative expenses                1,688     1,635     3,440     3,522
                                                          -------   -------   -------   -------

Operating income                                          $   636   $   758   $ 1,392   $ 1,175
                                                          =======   =======   =======   =======

Net sales of the  engineered  products  segment  increased  less than 1% for the quarter ended June 30, 2007.  For the six months ended June 30, 2007,  net sales of the engineered  products  segment  increased $647 or 3.4%,  compared with the results of the corresponding 2006 period. This increase was primarily the result of increased demand in the Company's  transformer and engineered  product lines.
Sales of the  Company's  automotive  product  line  decreased  during the second quarter of 2007, compared to the second quarter of 2006,  primarily related to a program completed during 2006.  Although  management  believes that sales of its
engineered   products  segment  are  directly  influenced  by  general  economic conditions,  worldwide automotive demand and industrial capital spending, future sales  of this  segment  could  also  be  affected  by  changes  in  technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased less than 1% for both the three and six months ended June 30,  2007,  compared to the  corresponding  periods of
2006.  The Company  has  experienced  an increase in the cost of raw  materials, primarily copper and steel components,  which,  where possible,  has been passed along to customers. To offset the effect of material cost increases and maintain a  relatively  stable  gross  margin,  the  Company has  improved  manufacturing efficiencies by managing overhead and labor costs.

Selling,  general and administrative expenses of the engineered products segment increased  $53 or 3.2% for the quarter  ended June 30, 2007 and decreased $82 or
2.3% for the six  months  ended June 30,  2007,  compared  to the  corresponding periods of 2006.  The increase for the quarter was  primarily due to an increase in  professional  fees  ($105),  partially  offset by a decrease  in payroll and payroll  related  expenses  ($74).  On a  year-to-date  basis,  the decrease was primarily  related to a decrease in payroll and payroll related expenses ($248), partially  offset by an increase in  professional  fees ($75) and European sales office expenses ($54).

    GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased  $440 or 38% for the second  quarter of 2007 and $1,087 or
42% for the first  half of 2007,  compared  to such  expenses  incurred  for the comparable  2006  periods.  These  decreases  primarily  relate to  compensation expense  associated with unvested stock options ($350 and $807 for the three and six month periods,  respectively)  recorded  during 2006 in connection  with the adoption  of SFAS  No.  123R  (see  Note 4 of Notes  to  Condensed  Consolidated
Financial  Statements).  No compensation costs relating to share-based  payments were recognized in 2007.

    OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                              Three Months Ended     Six Months Ended
                                                                    June 30,             June 30,
                                                              ------------------    ------------------
                                                                2007       2006       2007       2006
                                                              -------    -------    -------    -------
Net gain from condemnation award                              $  --      $  --      $ 5,665    $  --
Net gain (loss) on sale of available-for-sale securities          679       (943)       654       (782)
Net realized and unrealized gain on derivative instruments         92         30        163         62
Litigation Settlement                                            --          422       --          422
Equity in losses of hotel venture                                --         --         --          (35)
Other, net                                                          2          4          2         10
                                                              -------    -------    -------    -------
                                                              $   773    $  (487)   $ 6,484    $  (323)
                                                              =======    =======    =======    =======

Included  in other  income  and  expense,  net  during the first half of 2007 is
$5,665 in net gain from a condemnation  award related to a property taken by the
City of New York in 2001.

    DISCONTINUED OPERATIONS

Income from  operations on properties sold or held for sale and accounted for as discontinued  operations  was $4, on a net of tax  basis,  for the three  months ended June 30, 2007,  compared to a loss from  operations on properties  sold or held for sale of $7, on a net of tax basis,  for the three months ended June 30,
2006.  Loss  from  operations  on  properties  sold or held for sale for the six months  ended June 30, 2007 and 2006 was $5 and $12,  respectively,  on a net of tax basis.  Prior year  amounts  have been  reclassified  to reflect  results of operations of real  properties  held for sale as of June 30, 2007 or sold during
2007 and 2006 as  discontinued  operations.  As of June 30,  2007,  the  Company classified  one  property  as held for sale.  Net gains on the  disposal of real estate assets accounted for as discontinued  operations were $105 and $1,052, on a net of tax  basis,  for  the  three  and  six  months  ended  June  30,  2007, respectively,  and $465 for each of the three and six months ended June 30, 2006
(see Note 7 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating  activities  was $4,942 for the six months ended June
30, 2007,  compared to net cash  provided by operating  activities of $7,008 for the same period of 2006. This change in operating cash flow results  principally from an increase in notes and accounts  receivables,  net ($10,201),  due to the timing of cash receipts of certain items  including  proceeds  received from the sale of marketable securities ($8,985) and other assets.

Net cash provided by investing  activities  was $11,401 for the six months ended
June 30, 2007 versus net cash used in  investing  activities  of $21,241 for the six months ended June 30, 2006. This change primarily results from the timing of the  purchase  or  sale  of  available-for-sale  securities  ($28,747),  and net proceeds  received from a  condemnation  award  ($5,665) and sale of real estate assets ($1,154), partially offset by an increase in acquisition of/ additions to real estate assets  ($4,439),  which includes the purchase of the Utica Hotel in
May 2007, net of the related mortgage.

During May 2007, the Company purchased the Utica Hotel for approximately $16,000 plus closing  costs,  including  the  assumption  of an  underlying  mortgage of
$2,315, of which $872 of the purchase price was allocated to furniture, fixtures and equipment and is included in property,  plant and equipment in the Condensed
Consolidated  Balance  Sheet.  The mortgage  assumed bears  interest at 7.5% per annum,  with  monthly  installments  of interest  and  principal  of $30 through
December  2015.  The total cost of the  acquisition,  less the assumption of the mortgage, is reflected in acquisition  of/additions to real estate assets in the
Condensed Consolidated Statements of Cash Flows.

Net cash used in  financing  activities  was $7,033 and  $12,733  during the six months ended June 30, 2007 and 2006, respectively. The decrease in cash used for financing  activities  primarily  results  from  additional  proceeds  from  the exercise of stock options  ($4,183) and the additional  tax benefits  related to such  exercises  ($3,376),  partially  offset by an increase in the purchase and retirement  of common stock during the first half of 2007  ($2,055)  versus that purchased during the same period of 2006.

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

At June 30, 2007, the Company's cash and  marketable  securities  totaled $125.4 million and working  capital was $137.2 million  compared to cash and marketable securities of $139.6  million and working  capital of $140.2 million at December
31, 2006. Included in notes and accounts receivable,  net as of June 30, 2007 is
$8,985 related to the sale of marketable  securities which settled subsequent to the end of the  quarter.  Management  continues  to believe that the real estate market is overvalued  and  accordingly  acquisitions  have been limited to those select  properties  that meet the Company's  stringent  financial  requirements.
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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in Euros  were 9.3% and 9.0% for the three and six months ended June 30, 2007 and 5.3% and 5.9% for the three and six months ended June 30, 2006,  respectively.  As such, a portion of the  Company's receivables  are exposed to  fluctuations  with the U.S.  dollar.  However,  the
Company  does not believe  this risk to be  material  to its  overall  financial position.  Since the Euro has historically been relatively stable in relation to the U.S. dollar, the Company's results have not been  significantly  impacted by foreign exchange gains or losses in the past.  Accordingly,  the Company has not entered into forward exchange contracts to hedge this exposure. If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

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

RELATED PARTY TRANSACTIONS

During 2007,  certain officers and directors of the Company exercised options to purchase 522 shares of the  Company's  common stock at exercise  prices  between
$8.50 and  $12.58 and sold such  shares to the  Company  at  purchase  prices of
$29.30 and $34.40 per share.

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

Refer to the  Company's  2006 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 9 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of FIN 48 effective  January 1, 2007.  There were no other material changes to the Company's critical  accounting policies during the six months ended June 30, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company's repurchases of common stock during the three months ended June 30, 2007:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      (In thousands, except per share data)

                                                          Total
                                                          Number     Approximate
                                                        of Shares       Dollar
                                                        Purchased       Value
                                                         as Part      That May
                                  Total      Average       of          Yet be
                                  Number      Price      Publicly     Purchased
                                   of         Paid      Announced     Under the
                                  Shares       Per       Plans or     Plans or
Period                          Purchased     Share      Programs     Programs
-----------------------------  -----------  --------  ------------  ------------

June 1, 2007 -- June 30, 2007      449      $  29.30        --         $3,962
                                   ===      ========    ========       ======

As previously  announced,  the Board of Directors have approved repurchase plans for the Company's common stock,  which may be made from time to time in the open market at prevailing market prices or in privately negotiated  transactions.  At
June  30,  2007,  $3,962  remains  to  be  purchased  under  such  plans.  These authorizations are ongoing and do not have an expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 19, 2007,  the Company held its Annual Meeting of  Stockholders,  wereby the stockholders voted to elect Directors as follows:

                                                             For      Withheld
                                                          ---------   ---------
A.F. Petrocelli ........................................  7,645,149   347,099
Michael T. Lamoretti ...................................  7,629,959   362,289
Howard M. Lorber .......................................  7,604,564   387,684
Robert M. Mann .........................................  7,843,916   148,332
Anthony J. Miceli ......................................  7,604,222   388,026
Arnold S. Penner .......................................  7,842,696   149,552
Michael J. Weinbaum ....................................  7,629,959   362,289

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

Date: August 13, 2007

                                     By: /s/ Anthony J. Miceli
                                         ---------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company

