Form 10-Q
period 2007-09-30
UNITED CAPITAL CORP /DE/
filed 2007-11-09
CIK 65358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The registrant had 8,298,943 shares of common stock, $.10 par value, outstanding as of November 8, 2007.

                           UNITED CAPITAL CORP. AND SUBSIDIARIES

                                           INDEX

                                                                                        PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            September 30, 2007 (Unaudited) and December 31, 2006 ........................3

            Condensed Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 2007 and 2006(Unaudited) ..........4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2007 and 2006 (Unaudited) .................5-6

            Notes to Condensed Consolidated Financial Statements (Unaudited)..........7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........................13-20

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF
            MARKET RISK ................................................................20

ITEM 4T.    CONTROLS AND PROCEDURES ....................................................20

                           PART II - OTHER INFORMATION

                           UNITED CAPITAL CORP. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share data)

                                                           September 30,  December 31,
                                                               2007          2006
                                                             --------      --------
                                                           (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                  $126,837      $ 76,688
  Marketable securities                                        23,905        62,917
  Notes and accounts receivable, net                           24,444         8,833
  Inventories                                                   5,292         4,894
  Prepaid expenses and other current assets                     1,666         1,659
  Deferred income taxes                                          --             583
  Current assets of discontinued operations                      --              13
                                                             --------      --------

   TOTAL CURRENT ASSETS                                       182,144       155,587
                                                             --------      --------

Property, plant and equipment, net                              6,412         6,250
Real property held for rental, net                             65,237        49,183
Investment in joint venture                                     6,267         6,711
Noncurrent notes receivable                                       580         1,694
Other assets                                                    3,698         2,976
Noncurrent assets of discontinued operations                     --           1,199
                                                             --------      --------

   TOTAL ASSETS                                              $264,338      $223,600
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                       $    905      $    471
  Accounts payable and accrued liabilities                     11,489         9,598
  Income taxes payable                                          3,467         5,253
  Deferred income taxes                                            44          --
  Current liabilities of discontinued operations                 --              66
                                                             --------      --------

   TOTAL CURRENT LIABILITIES                                   15,905        15,388
                                                             --------      --------

Long-term debt                                                 25,152        11,669
Other long-term liabilities                                    15,284        14,277
Deferred income taxes                                          10,143         2,793
                                                             --------      --------

   TOTAL LIABILITIES                                           66,484        44,127
                                                             --------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value, authorized 17,500
   shares; issued and outstanding 8,300 and 8,278
   shares,respectively                                            830           828
  Retained earnings                                           193,810       176,520
  Accumulated other comprehensive income, net of tax            3,214         2,125
                                                             --------      --------
   TOTAL STOCKHOLDERS' EQUITY                                 197,854       179,473
                                                             --------      --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $264,338      $223,600
                                                             ========      ========

The accompanying Notes to Condensed  Consolidated Financial Statements are an integral part of these statements.

                                       UNITED CAPITAL CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                       (In thousands, except per share data)

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                     --------------------    --------------------
                                                                       2007        2006        2007        2006
                                                                     --------    --------    --------    --------
REVENUES:
   Net sales                                                         $  9,332    $  9,285    $ 28,919    $ 28,225
   Revenues from real estate operations                                 9,879       7,080      24,833      21,229
                                                                     --------    --------    --------    --------

        Total revenues                                                 19,211      16,365      53,752      49,454
                                                                     --------    --------    --------    --------

COSTS AND EXPENSES:
   Cost of sales                                                        7,241       6,839      21,996      21,082
   Real estate operations:
     Mortgage interest expense                                            266         199         661         601
     Depreciation expense                                                 849         612       2,302       1,725
     Other operating expenses                                           4,432       3,320      11,203       9,489
   General and administrative expenses                                  1,612       1,552       4,801       5,713
   Selling expenses                                                       815         865       2,566       2,813
                                                                     --------    --------    --------    --------

        Total costs and expenses                                       15,215      13,387      43,529      41,423
                                                                     --------    --------    --------    --------
        Operating income                                                3,996       2,978      10,223       8,031
                                                                     --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                         1,859       1,919       5,447       4,700
   Other income and expense, net                                         (994)         62       5,490        (261)
                                                                     --------    --------    --------    --------
        Total other income                                                865       1,981      10,937       4,439
                                                                     --------    --------    --------    --------

   Income from continuing operations before income taxes                4,861       4,959      21,160      12,470

   Provision (benefit) for income taxes                                 1,140     (15,666)      7,058     (12,991)
                                                                     --------    --------    --------    --------
   INCOME FROM CONTINUING OPERATIONS                                    3,721      20,625      14,102      25,461
                                                                     --------    --------    --------    --------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of tax benefit of $5,
     $1, $8 and $10, respectively                                          (6)         (1)        (11)        (13)
   Net gain on disposal of discontinued operations, net of tax
     provision of $5,967, $6,668 and $311, respectively                 8,950        --        10,002         465
                                                                     --------    --------    --------    --------

   INCOME (LOSS) FROM DISCONTINUED OPERATIONS                           8,944          (1)      9,991         452
                                                                     --------    --------    --------    --------

   NET INCOME                                                        $ 12,665    $ 20,624    $ 24,093    $ 25,913
                                                                     ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                                 $    .45    $   2.49    $   1.70    $   3.07
   Income from discontinued operations                                   1.08        --          1.21         .05
                                                                     --------    --------    --------    --------
   NET INCOME PER SHARE                                              $   1.53    $   2.49    $   2.91    $   3.12
                                                                     ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                                 $    .37    $   2.01    $   1.38    $   2.50
   Income from discontinued operations                                    .89        --           .97         .04
                                                                     --------    --------    --------    --------
   NET INCOME PER SHARE ASSUMING DILUTION                            $   1.26    $   2.01    $   2.35    $   2.54
                                                                     ========    ========    ========    ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 UNITED CAPITAL CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                             (In thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                   2007        2006
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 24,093    $ 25,913
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                2,656       2,062
       Non-cash stock-based compensation                                             --           807
       Contribution to pension plan                                                  (700)       --
       Net loss on sale of available-for-sale securities                              316         577
       Income from equity investment                                                 (143)       (209)
       Net gain from condemnation award                                            (5,665)       --
       Gain on disposal of discontinued operations, net of tax                    (10,002)       (465)
       Net realized and unrealized (gain) loss on derivative instruments             (149)         69
       Other, net                                                                     156         208
       Changes in assets and liabilities:
          Notes and accounts receivable, net                                         (864)        183
          Inventories                                                                (398)       (430)
          Prepaid expenses and other current assets                                    (7)          2
          Deferred income taxes                                                     1,916      (1,737)
          Other assets                                                               (246)       (307)
          Accounts payable and accrued liabilities                                  1,885         792
          Income taxes payable                                                     (2,051)        (58)
          Other long-term liabilities                                                  79     (15,650)
                                                                                 --------    --------
            Net cash provided by operating activities of continuing
               operations                                                          10,876      11,757
            Operating activities of discontinued operations                           (54)         43
                                                                                 --------    --------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                              10,822      11,800
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                      (12,927)    (28,431)
   Proceeds from sale of available-for-sale securities                             53,344      10,859
   Proceeds from sale of real estate assets                                        17,855       1,701
   Proceeds held in escrow                                                        (15,000)       --
   Net proceeds from condemnation award                                             5,665        --
   Proceeds from sale of derivative instruments                                       188       1,576
   Purchase/issuance of notes receivable                                             --        (1,119)
   Principal payments on notes receivable                                           1,367       2,413
   Acquisition of property, plant and equipment                                      (297)     (1,149)
   Acquisition of/additions to real estate assets                                 (16,271)    (11,618)
   Distributions from joint venture                                                   587         586
                                                                                 --------    --------
            Net cash provided by (used in) investing activities of
               continuing operations                                               34,511     (25,182)
            Investing activities of discontinued operations                            15         (30)
                                                                                 --------    --------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    34,526     (25,212)
                                                                                 --------    --------

                                                                                              Continued

                                 UNITED CAPITAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                   2007        2006
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage obligations                                               12,000        --
   Principal payments on mortgage obligations                                         (398)       (539)
   Purchase and retirement of common stock                                         (15,681)    (13,626)
   Proceeds from exercise of stock options                                           4,936         753
   Tax benefit from exercise of employee stock options                               3,944         696
                                                                                 ---------   ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      4,801     (12,716)
                                                                                 ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                50,149     (26,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      76,688      99,628
                                                                                 ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 126,837   $  73,500
                                                                                 =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

          Interest                                                               $     653   $     603
                                                                                 =========   =========

          Taxes                                                                  $   2,937   $   3,941
                                                                                 =========   =========

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
   Mortgage obligation assumed in connection with acquisition of
     hotel property (see Note 7)                                                 $   2,315   $       --
                                                                                 =========   ==========

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

Repurchases  of the Company's  common stock may be made from time to time in the open market at prevailing market prices and may be made in privately  negotiated transactions,  subject to available resources. Future proceeds from the issuance of common  stock in excess of par value will be credited  to  retained  earnings until such time that previously recorded reductions have been recovered.  During the nine months ended September 30, 2007 and 2006, the Company received proceeds of $4,936 and $753 from the exercise of 544 and 97 stock options,  respectively.
During the nine months ended September 30, 2007 and 2006, the Company recorded a tax benefit of $3,994 and $696,  respectively,  to retained  earnings related to the exercise of stock options.

During the nine months ended September 30, 2007 and 2006, the Company  purchased and retired 522 and 14 shares of common stock for an aggregate purchase price of
$15,681 and $303, respectively.  In addition, during November 2005, the Board of
Directors  authorized a "Dutch Auction" self-tender offer for up to 1,000 shares of the  Company's  common stock  resulting in the January  2006  repurchase  and retirement  of 544 shares of common  stock for an  aggregate  purchase  price of
$13,323 or $24.50 per share.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                            ------------------    ------------------
                                                              2007       2006       2007       2006
                                                            -------    -------    -------    -------
Numerator:
   Income from continuing operations                        $ 3,721    $20,625    $14,102    $25,461
                                                            =======    =======    =======    =======
Denominator:
   Basic - weighted-average shares outstanding                8,301      8,276      8,288      8,306
   Dilutive effect of employee stock options                  1,755      1,972      1,975      1,882
                                                            -------    -------    -------    -------
   Diluted - weighted-average shares outstanding             10,056     10,248    $10,263     10,188
                                                            =======    =======    =======    =======

Basic earnings per share - continuing operations            $   .45    $  2.49    $  1.70    $  3.07
                                                            =======    =======    =======    =======

Diluted earnings per share - continuing operations          $   .37    $  2.01    $  1.38    $  2.50
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

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R") using the modified  prospective  transition method. SFAS No. 123R requires the Company to measure  all  employee  stock-based  compensation  awards  using a fair value method and record the related expense in the financial statements.  The adoption of SFAS No. 123R reduced income from continuing  operations  before income taxes and net  income  by $807  and  $518,  respectively,  for the nine  months  ended
September 30, 2006. All options  previously granted were fully vested as of June
30, 2006. Therefore, no compensation costs relating to share-based payments were recognized  during the second half of 2006 or in the nine months ended September
30, 2007.

A summary of the activity of the  Company's  outstanding  stock  options for the nine months ended September 30, 2007 is as follows:

                                                                                Weighted-
                                                                   Weighted-     average
                                                                    average     Remaining    Aggregate
                                                      Number of    Exercise    Contractual   Intrinsic
                                                        Shares       Price        Term         Value
                                                      ---------    ---------   -----------   ---------
Outstanding at January 1, 2007                          5,299      $   11.61
Exercised                                                (544)     $    9.07
                                                        -----
Outstanding and exercisable at September 30, 2007       4,755      $   11.90    3.2 Years     $69,423
                                                        =====                                 =======

The  aggregate  intrinsic  value in the table above  represents  the  difference between the Company's closing stock price on September 30, 2007 ($26.50) and the exercise price of each stock option,  multiplied by the number of "in-the-money"
options.  This amount  changes based upon the fair market value of the Company's stock.  The total  intrinsic value of options  exercised  during the nine months ended  September  30, 2007 was $11,421  based on the market price on the date of exercise.

5.  MARKETABLE SECURITIES

The cost, gross unrealized gains,  gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

                                             Gross        Gross        Fair
                                          Unrealized    Unrealized    Market
                               Cost          Gains        Losses       Value
                             ---------     ---------     ---------    ---------
SEPTEMBER 30, 2007:
   Equity securities         $  17,967     $   3,827     $       --    $  21,794
   Bonds                         2,185             7           (81)       2,111
                             ---------     ---------     ---------    ---------
                             $  20,152     $   3,834     $     (81)   $  23,905
                             =========     =========     =========    =========
DECEMBER 31, 2006:
   Equity securities         $  57,708     $   4,778     $  (2,741)   $  59,745
   Bonds                         3,131            43            (2)       3,172
                             ---------     ---------     ---------    ---------
                             $  60,839     $   4,821     $  (2,743)   $  62,917
                             =========     =========     =========    =========

Proceeds from the sale of available-for-sale  securities and the resulting gross realized  gains and losses  included in the  determination  of net income are as follows:
                                Nine Months Ended
                                  September 30,
                              --------------------
                                2007        2006
                              --------    --------
Proceeds                      $ 53,344    $ 10,859
                              ========    ========
Gross realized gains          $  2,954    $    906
                              ========    ========
Gross realized losses         $ (3,270)   $ (1,483)
                              ========    ========

6.  INVENTORIES

The components of inventories are as follows:

                           September 30,   December 31,
                               2007          2006
                              ------        ------
Raw materials                 $2,538        $2,197
Work in process                  461           506
Finished goods                 2,293         2,191
                              ------        ------
                              $5,292        $4,894
                              ======        ======

7.  REAL ESTATE

    PROPERTY ACQUISITIONS

During May 2007,  the Company  purchased a hotel located in Utica,  New York for approximately  $16,000  plus  closing  costs,  including  the  assumption  of an underlying mortgage of $2,315, of which $872 of the purchase price was allocated to  furniture,  fixtures and  equipment  and is included in property,  plant and equipment in the Condensed  Consolidated  Balance  Sheet.  The mortgage  assumed bears  interest at 7.5% per annum,  with  monthly  installments  of interest and principal of $30 through December 2015. The total cost of the acquisition,  less the assumption of the mortgage, is reflected in acquisition of/additions to real estate assets in the Condensed Consolidated  Statements of Cash Flows. In August
2007, the Company obtained an additional mortgage on this property in the amount of $12,000.  This mortgage bears interest at 6.18% per annum, is payable monthly based on a 25-year amortization and matures in August 2017.

During May 2006, the Company purchased,  for cash, a commercial property located in Long Island City, New York for $8,531.

    PROPERTY SALES

During the nine months ended September 30, 2007, the Company  divested itself of five commercial  properties and two other  properties which had a net book value of $1,185 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $17,855 resulting in a gain of $10,002, on a net of tax basis.

Proceeds from the sale of one of the other properties,  amounting to $15,000, is being held in escrow by a third-party, on behalf of the Company,  potentially to acquire a property in connection with a Section 1031 tax-deferred  exchange, and is included in notes and accounts receivable,  net in the accompanying Condensed
Consolidated  Balance  Sheet.  If  completed,  the  acquisition  would defer the payment of some or all of the income  taxes  related to the gain on the property sold. If an  acquisition  does not occur within six months of the sale, the cash proceeds will be remitted to the Company.

During the nine months ended September 30, 2006, the Company  divested itself of a  commercial  property  which had a net book value of $925 from its real estate investment  and  management  segment.  The proceeds from this  transaction  were
$1,701 resulting in a gain of $465, on a net of tax basis.

The results of operations  of  properties  sold prior to September 30, 2007 have been  reclassified to discontinued  operations,  on a net of tax basis,  for the three and nine months ended  September 30, 2007 and 2006.  Summarized  financial information of properties sold and accounted for as  discontinued  operations is as follows:

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                 ------------------    ------------------
                                                    2007     2006        2007     2006
                                                   -----    -----       -----    -----
Revenues from real estate operations               $   3    $  73       $  45    $ 205
Depreciation expense                                --         15           3       47
Other operating expenses                              14       60          61      181
                                                   -----    -----       -----    -----
Loss from operations                               $ (11)   $  (2)      $ (19)   $ (23)
                                                   =====    =====       =====    =====

    PROPERTIES HELD FOR SALE

As of September 30, 2007, there were no properties  considered by the Company to be held for sale.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities,  primarily U.S.  investments in common and preferred equity issues,  as well as corporate  bonds, and participates on a limited basis in transactions  involving  derivative  financial  instruments,  including short stock sales and put and/or call options.  At September 30, 2007 and December 31,
2006,  the fair value of such  derivatives  was ($59) and  ($20),  respectively, which is recorded as a component of accounts payable and accrued  liabilities in the Condensed  Consolidated Balance Sheets. These instruments do not qualify for hedge  accounting  and  therefore  changes  in the  derivatives'  fair value are recognized in earnings.  The Company  recognized  $149 and ($69) in net realized and unrealized  gains (losses) from  derivative  instruments for the nine months ended  September  30, 2007 and 2006,  respectively,  which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

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

At the  date of the  adoption,  the  Company  had a total  of  $4,324  of  gross unrecognized tax benefits. Substantially the entire amount, if recognized, would favorably  effect  the  Company's  effective  tax rate in  future  periods.  The adoption of FIN 48 did not result in a cumulative  effect adjustment to retained earnings.  As of September 30, 2007,  the Company had a total of $4,834 of gross unrecognized tax benefits.

FIN 48 also  requires  companies  to  reclassify  uncertain  tax  positions  not expected to be settled within one year to long-term liabilities.  Therefore upon adoption of FIN 48, the Company  reclassed  $1,128 from income taxes  payable to other long-term liabilities.

The Company  recognizes  interest  and  penalties  related to  unrecognized  tax positions  as a component of income tax  expense.  As of September  30, 2007 and
January 1, 2007, the Company had approximately $2,132 and $2,076,  respectively, of accrued interest and penalties related to uncertain tax positions.

The  Company is subject to U.S.  federal  income  tax,  as well as income tax in multiple states. For all major taxing jurisdictions,  the tax years 2004 through
2006 remain open to examination.  As of September 30, 2007, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

10. PENSION PLAN

The Company  has a  noncontributory  defined  benefit  pension  plan that covers substantially  all full-time  employees  and the former  employees of one of the
Company's  discontinued   manufacturing  segments.  The  plan  provides  defined
benefits based on years of service and compensation level.

Net periodic pension expense consists of the following:

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                             2007      2006      2007      2006
Service cost                                $ (95)    $ (77)    $(260)    $(223)
Interest cost                                (164)     (163)     (493)     (492)
Expected return on plan assets                180       325       551       331
Net amortization and deferral                --        (159)     --         176
                                            -----     -----     -----     -----
Net periodic pension expense                $ (79)    $ (74)    $(202)    $(208)
                                            =====     =====     =====     =====

The Company  contributed  $700 to the pension  plan during the nine months ended
September 30, 2007.

11. NET GAIN FROM CONDEMNATION AWARD

Included in other income and expense, net during the nine months ended September
30, 2007 is $5,665 in net gain from a  condemnation  award related to a property taken by the City of New York in 2001.

12. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                           --------------------    -------------------
                                             2007        2006        2007       2006
                                           --------    --------    --------   --------
Net income                                 $ 12,665    $ 20,624    $ 24,093   $ 25,913
Other comprehensive income, net of tax:
  Change in net unrealized (loss) gain
    on available-for-sale securities,
    net of tax effect of $153, ($2,777),
    ($425) and ($2,764), respectively          (285)      5,157         789      5,131

  Reclassification adjustment for net
    losses (gains) realized in net
    income, net of tax effect of ($340),
    $72, ($161) and ($202), respectively        630        (133)        300        375
                                           --------    --------    --------   --------

Comprehensive income                       $ 13,010    $ 25,648    $ 25,182   $ 31,419
                                           ========    ========    ========   ========

The  components of accumulated  other  comprehensive  income,  net of tax are as follows:

                                                             September 30, December 31,
                                                                 2007          2006
                                                             ------------- ------------
Net unrealized gains on available-for-sale securities,
    net of tax effect of $1,314 and $728, respectively          $2,439        $1,350

Unrecognized net gains from pension plan, net of
    tax effect of $417                                             775           775
                                                                ------        ------
Accumulated other comprehensive income, net of tax              $3,214        $2,125
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

Operating results of the Company's business segments are as follows:

                                                              Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                                2007        2006        2007        2006
                                                              --------    --------    --------    --------
Net revenues and sales:
   Real estate investment and management                      $  4,993    $  4,643    $ 14,813    $ 14,572
   Hotel operations                                              4,886       2,437      10,020       6,657
   Engineered products                                           9,332       9,285      28,919      28,225
                                                              --------    --------    --------    --------
                                                              $ 19,211    $ 16,365    $ 53,752    $ 49,454
                                                              ========    ========    ========    ========

Operating income (loss):

   Real estate investment and management                      $  3,201    $  2,691    $  9,184    $  9,099
   Hotel operations                                              1,131         258       1,483         315
   Engineered products                                             393         790       1,785       1,965
   General corporate expenses                                     (729)       (761)     (2,229)     (3,348)
                                                              --------    --------    --------    --------
                                                                 3,996       2,978      10,223       8,031

Other income, net                                                  865       1,981      10,937       4,439
                                                              --------    --------    --------    --------

Income from continuing operations before income taxes         $  4,861    $  4,959    $ 21,160    $ 12,470
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

The foregoing  estimates may also be revised by the Company as new or additional information  in these  matters  become  available  or should  the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future. Although such events are not expected to change these estimates, adverse decisions or events,  particularly as to the merits of the Company's factual and legal basis,  could cause the Company to change its  estimate of liability  with respect to such matters in the future. The Company had approximately  $9,500 and
$9,700 recorded in accounts payable and accrued  liabilities and other long-term liabilities at September 30, 2007 and December 31, 2006, respectively,  to cover such matters.

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

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets  and  Financial  Liabilities-Including  an  Amendment  of FASB
Statement No. 115" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many  financial  instruments  and certain other items at fair value that are not  currently  required  to be  measured  at fair  value.  SFAS No.  159 is effective for fiscal years beginning after November 15, 2007, which would be the first quarter of 2008 for the Company.  The Company is currently  evaluating the effect,  if any,  that  SFAS No.  159 will  have on its  consolidated  financial position or results of operations.

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

RESULTS OF  OPERATIONS:  THREE  AND NINE MONTHS ENDED  SEPTEMBER  30, 2007 AND
2006

Total  revenues  for the  quarter  ended  September  30, 2007 were  $19,211,  an increase of $2,846 or 17% from the comparable 2006 period,  primarily due to the acquisition of a hotel in May 2007.  Income from  continuing  operations  before income  taxes during the current  quarter was $4,861  versus  $4,959  during the three months ended  September 30, 2006. Net income for the third quarter of 2007 was $12,665 or $1.53 per basic share  compared to net income of $20,624 or $2.49 per basic share for the  comparative  quarter of 2006.  The results of the three months  ended  September  30, 2007  include  $8,950 in gains on the sale of real estate,  net of tax. The Company did not sell any real estate  properties during the third quarter of 2006.

For the nine months ended  September 30, 2007,  total revenues were $53,752,  an increase of $4,298 or 9%,  compared to the comparable  2006 period.  Income from continuing  operations before income taxes for the first nine months of 2007 was
$21,160,  an increase of $8,690 or 70%, compared to the same period of 2006. Net income for the nine  months  ended  September  30, 2007 was $24,093 or $2.91 per basic share,  compared to net income of $25,913 or $3.12 per basic share for the nine months  ended  September  30,  2006.  The results of the nine months  ended
September 30, 2007 include $9,537 in gains on the sale of real estate,  on a net of tax basis, above those recognized in the prior year period.

Included in other  income and  expense,  net during the nine month  period ended
September 30, 2007 is $5,665 in net gain from a condemnation  award related to a property taken by the City of New York in 2001.

The three  and nine  month  periods  ended  September  30,  2006 were  favorably impacted by the  reversal of  approximately  $17,000 in  long-term  and deferred income tax  liabilities  related to certain tax matters for which the statute of limitations has expired.

REAL ESTATE OPERATIONS

The Company's real estate  operations  consist of the real estate investment and management  and hotel  operations  segments.  The  operating  results  for these segments are as follows:

                                    Three Months Ended                      Nine Months Ended
                                    September 30, 2007                     September 30, 2007
                             ---------------------------------      ---------------------------------
                               Real         Hotel                     Real       Hotel
                              Estate     Operations     Total        Estate    Operations     Total
                             -------     ----------    -------      -------    ----------     -------
Revenues                     $ 4,993      $ 4,886      $ 9,879      $14,813      $10,020      $24,833
Mortgage interest expense         62          204          266          188          473          661
Depreciation expense             492          357          849        1,398          904        2,302
Other operating expenses       1,238        3,194        4,432        4,043        7,160       11,203
                             -------      -------      -------      -------      -------      -------
Income from operations       $ 3,201      $ 1,131      $ 4,332      $ 9,184      $ 1,483      $10,667
                             =======      =======      =======      =======      =======      =======

                                    Three Months Ended                      Nine Months Ended
                                    September 30, 2006                     September 30, 2006
                             ---------------------------------      ---------------------------------
                               Real         Hotel                     Real       Hotel
                              Estate     Operations     Total        Estate    Operations     Total
                             -------     ----------    -------      -------    ----------     -------
Revenues                     $ 4,643      $ 2,437      $ 7,080      $14,572      $ 6,657      $21,229
Mortgage interest expense         68          131          199          204          397          601
Depreciation expense             412          200          612        1,133          592        1,725
Other operating expenses       1,472        1,848        3,320        4,136        5,353        9,489
                             -------      -------      -------      -------      -------      -------
Income from
  operations                 $ 2,691      $   258      $ 2,949      $ 9,099      $   315      $ 9,414
                             =======      =======      =======      =======      =======      =======

    REAL ESTATE INVESTMENT AND MANAGEMENT

Revenues from the real estate  investment and management  segment increased $350 or 7.5% to $4,993 for the quarter  ended  September 30, 2007 and $241 or 1.7% to
$14,813  for  the  nine  months  ended  September  30,  2007,  compared  to  the corresponding  periods  in  2006.  The  increase  for the  current  quarter  was primarily the result of revenue  received for a  non-recurring  amount ($200) in
2007.  For the nine month  period,  the increase was primarily the result of new leases and/or renewals at higher rents ($927), partially offset by non-recurring transactions  ($300)  and a  decrease  in the  timing of  tenant  reimbursements
($166). Revenues from the Company's real estate properties are generally derived from  properties  with single tenant and  long-term  leases.  Therefore,  rental revenues recognized under GAAP do not fluctuate significantly,  but are affected by future lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage  interest expense  decreased $6 or 8.8% for the quarter ended September
30, 2007 and $16 or 7.8% for the nine months ended September 30, 2007,  compared to the  corresponding  periods  in 2006,  as a  result  of  continuing  mortgage amortization.  At September 30, 2007, the  outstanding  mortgage  balance on the
Company's  real  estate  investment  properties  was  reduced  to below  $4,100.
Mortgage  interest expense on existing  obligations of the Company's real estate investment  and  management  segment  will  continue to decline  with  scheduled principal reductions.

Depreciation  expense  associated with real properties held for rental increased
$80 or 19.4% for the quarter ended  September 30, 2007 and $265 or 23.4% for the nine months ended September 30, 2007,  compared to the corresponding  periods in
2006. These increases were primarily  attributable to depreciation expense ($122 and  $397 for the  three  and  nine  month  periods,  respectively)  related  to additions to real estate assets over the past twelve months, partially offset by a reduction in  depreciation  expense ($41 and $133 for the three and nine month periods,  respectively)  associated  with  certain  properties  or  improvements becoming fully depreciated in the current and prior year.  Depreciation  expense on the Company's properties for the full year of 2007 should be higher than that reported in 2006 due to the May 2006 purchase of a commercial property and other expenditures  for  capital  improvements  incurred  during the current and prior year.

Other  operating  expenses  associated  with the  management of real  properties decreased $234 or 15.9% for the current quarter ended September 30, 2007 and $93 or 2.2% for the nine  months  ended  September  30,  2007,  compared to the same periods  in 2006.  The  decrease  for the  quarter  was  primarily  related to a decrease in property  maintenance  expenses ($109),  professional fees ($60) and real  estate tax  expense  ($52).  The  decrease  for the nine month  period was primarily related to a decrease in professional fees ($134).

    HOTEL OPERATIONS

Hotel revenues  increased  $2,449 or 100.5% to $4,886 for the three months ended
September  30,  2007 and $3,363 or 50.5% to $10,020  for the nine  months  ended
September  30,  2007,  compared to the same  periods of 2006,  primarily  as the result of additional hotel revenues  received from the May 2007 acquisition of a hotel located in Utica, New York (the "Utica Hotel"). In addition, revenues from the  Company's  Connecticut  and Georgia  hotels  increased  in the 2007 periods primarily due to recent renovations and improvements to these properties.

Mortgage  interest  expense  for the  current  quarter  and  nine  months  ended
September 30, 2007 increased,  compared to the same periods of 2006, as a result of the mortgage  assumed with the  acquisition of the Utica Hotel.  In addition, during August 2007,  the Company  obtained an  additional  mortgage on the Utica
Hotel in the amount of $12,000. This mortgage bears interest at 6.18% per annum, is payable monthly based on a 25-year amortization and matures in August 2017.

Depreciation  expense  associated with the Company's hotel operations  increased
$157 for the quarter ended September 30, 2007 and $312 for the nine months ended
September 30, 2007,  compared to the  corresponding  periods in 2006,  primarily attributable  to  depreciation  expense  related to the Utica Hotel  acquired in
2007. In addition,  increased  depreciation expense results from renovations and improvements to the Company's two other hotels  completed during the second half of 2006.

Other  operating  expenses  related to the  management of the  Company's  hotels increased  $1,346 to $3,194  for the third  quarter of 2007 and $1,807 to $7,160 for the nine months  ended  September  30, 2007,  compared to the  corresponding periods of 2006,  primarily due to additional  operating expenses related to the acquisition of the Utica Hotel. In addition,  other operating expenses increased at the Company's two other hotels during these periods  primarily as a result of higher revenues, as noted above.

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

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                                2007      2006        2007      2006
                                              -------   -------     -------   -------
Net sales                                     $ 9,332   $ 9,285     $28,919   $28,225
Cost of sales                                   7,241     6,839      21,996    21,082
Selling, general and administrative expenses    1,698     1,656       5,138     5,178
                                              -------   -------     -------   -------

Operating income                              $   393   $   790     $ 1,785   $ 1,965
                                              =======   =======     =======   =======

Net sales of the  engineered  products  segment  increased  less than 1% for the quarter ended  September 30, 2007. For the nine months ended September 30, 2007, net sales of this segment  increased $694 or 2.5%,  compared with the results of the corresponding  2006 period,  primarily the result of increased demand in the
Company's  transformer and engineered  product lines.  Sales of this segment are directly influenced by general economic conditions,  worldwide automotive demand and  industrial  capital  spending  and could  also be  affected  by  changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales  increased 3.9% and 1.4% in the three and
nine  months  ended   September   30,  2007,   respectively,   compared  to  the
corresponding  periods in 2006,  primarily related to an increase in the cost of raw materials, primarily copper and steel components, which, where possible, has been passed along to customers. To offset the effect of material cost increases, the Company has concentrated its efforts to improve  manufacturing  efficiencies by managing overhead and labor costs.

Selling,  general and administrative expenses of the engineered products segment increased  $42 or 2.5% for the quarter  ended  September  30, 2007 and decreased less than 1% for the nine  months  then  ended,  compared  to the  corresponding periods of 2006.  The increase for the quarter was  primarily due to an increase in  professional  fees  ($66),  partially  offset by a decrease  in payroll  and payroll related expenses ($24). On a year-to-date  basis, the major fluctuations were  primarily a decrease in payroll and payroll  related  expenses  ($279) and increases in professional fees ($140) and European sales office expenses ($66).

    GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  not  associated  with the  manufacturing operations  decreased $32 or 4.2% for the three months ended September 30, 2007.
For the nine  months  ended  September  30,  2007,  general  and  administrative expenses not associated with the  manufacturing  operations  decreased $1,119 or
33.4%,  compared to such  expenses  incurred  for the  comparable  2006  period, primarily related to compensation expense associated with unvested stock options
($807)  recorded  during 2006 in  connection  with the adoption of SFAS No. 123R
(see  Note 4 of  Notes  to  Condensed  Consolidated  Financial  Statements).  No
compensation costs relating to share-based payments were recognized in 2007.

    OTHER INCOME AND EXPENSE, NET

The  components of other income and expense,  net in the Condensed  Consolidated
Statements of Income are as follows:

                                                              Three Months Ended   Nine Months Ended
                                                                 September 30,       September 30,
                                                              2007       2006        2007      2006
                                                            -------    -------     -------    -------
Net gain from condemnation award                            $  --      $  --       $ 5,665    $  --
Net (loss) gain on sale ofavailable-for-sale securities        (970)       205        (316)      (577)
Net realized and unrealized (loss) gain on derivative
   instruments                                                  (14)      (131)        149        (69)
Litigation Settlement                                          --         --          --          422
Equity in losses of hotel venture                              --         --          --          (35)
Other, net                                                      (10)       (12)         (8)        (2)
                                                            -------    -------     -------    -------
                                                            $  (994)   $    62     $ 5,490    $  (261)
                                                            =======    =======     =======    =======

Included in other income and expense, net during the nine months ended September
30, 2007 is $5,665 in net gain from a  condemnation  award related to a property taken by the City of New York in 2001.

    INCOME TAXES

The effective tax rate from continuing and discontinued operations for the three and nine months ended September 30, 2007 was 35.9% and 36.3%, respectively.  For the three and nine months ended  September 30, 2006,  the effective tax rate was favorably  impacted by the reversal of  approximately  $17,000 in long-term  and deferred  income tax  liabilities  related to certain  tax matters for which the statue of limitations  has expired.  Excluding this reversal,  the effective tax rate from continuing and  discontinued  operations for the three and nine months ended September 30, 2006 was 33.5% and 35.1%, respectively.

    DISCONTINUED OPERATIONS

Losses from  operations  on properties  sold and  accounted for as  discontinued
operations was $6 and $11, on a net of tax basis,  for the three and nine months ended  September 30, 2007,  respectively,  versus $1 and $13 for the  comparable
2006 periods.  Prior year amounts have been  reclassified  to reflect results of operations  of real  properties  sold  during  2007  and  2006  as  discontinued
operations.  As of September  30, 2007,  the Company did not consider any of its properties to be held for sale.  Net gains on the disposal of real estate assets accounted for as discontinued  operations  were $8,950 and $10,002,  on a net of tax basis, for the three and nine months ended September 30, 2007, respectively, and $465 for nine  months  ended  September  30,  2006  (see  Note 7 of Notes to
Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating  activities was $10,822 for the nine months ended
September  30,  2007,  a decline  of $978 from  that  provided  in the same 2006 period.  Changes in the  components of cash provided from  operating  activities vary widely in each year.  Operating income before  depreciation was $12,879 for the first nine months of 2007 versus $10,093 in the comparable  2006 period.  In addition,  interest  and dividend  income was $747 higher in the current  period than that of 2006.  The  provision for income  taxes,  before the  non-recurring adjustment in 2006,  offset these  increases  ($2,719).  A  contribution  to the
Company's  defined  benefit  pension  plan in 2007  ($700)  and  changes  in the components of working capital account for the remaining differences.

Net cash provided by investing  activities was $34,526 for the nine months ended
September  30, 2007 versus net cash used in investing  activities of $25,212 for the nine months ended September 30, 2006. This change primarily results from the timing of the purchase or sale of available-for-sale  securities ($57,989),  net proceeds received from a condemnation award ($5,665) and the sale of real estate assets  ($1,154),  net of proceeds  which are held in escrow by a third-party in connection  with a Section  1031  tax-deferred  exchange.  These  increases  are partially  offset by an increase in  acquisition  of/  additions  to real estate assets ($4,653), which includes the purchase of the Utica Hotel in May 2007, net of the related mortgage assumed.

During May 2007, the Company purchased the Utica Hotel for approximately $16,000 plus closing  costs,  including  the  assumption  of an  underlying  mortgage of
$2,315, of which $872 of the purchase price was allocated to furniture, fixtures and equipment and is included in property,  plant and equipment in the Condensed
Consolidated  Balance  Sheet.  The mortgage  assumed bears  interest at 7.5% per annum,  with  monthly  installments  of interest  and  principal  of $30 through
December  2015.  The total cost of the  acquisition,  less the assumption of the mortgage, is reflected in acquisition  of/additions to real estate assets in the
Condensed  Consolidated  Statements of Cash Flows.  In August 2007,  the Company
obtained an additional mortgage on this property in the amount of $12,000.  This mortgage  bears  interest  at 6.18% per  annum,  is payable  monthly  based on a
25-year amortization and matures in August 2017.

Net cash provided by financing  activities  was $4,801 for the nine months ended
September 30, 2007, compared to net cash used in financing activities of $12,716 for the same nine months of 2006. This change in financing  activities primarily results from  proceeds  received  from  additional  financing of the Utica Hotel
($12,000) and from the exercise of stock options ($4,183) and the additional tax benefits  related to the exercise of stock options  ($3,248)  during the current and prior years,  partially offset by an increase in the purchase and retirement of common  stock  during  the first nine  months of 2007  ($2,055)  versus  that purchased during the same period of 2006.

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

At September 30, 2007,  the Company's  cash and  marketable  securities  totaled
$150.7  million and  working  capital  was $166.2  million  compared to cash and marketable securities of $139.6 million and working capital of $140.2 million at
December 31, 2006. Included in notes and accounts  receivable,  net at September
30, 2007 is $15,000 in proceeds from the sale of one of the Company's properties which is being  held in escrow  by a  third-party,  on  behalf  of the  Company, potentially to acquire a property in connection with a Section 1031 tax-deferred exchange.  If completed,  the acquisition would defer the payment of some or all of the income taxes related to the gain on the property  sold. If an acquisition does not occur within six months of the sale, the cash proceeds will be remitted to the  Company.  Management  continues  to believe  that while there has been a decline in the values of certain  real  estate  properties  in some areas of the
United States the real estate market  continues to be overvalued and accordingly acquisitions  have  been  limited  to  those  select  properties  that  meet the
Company's  stringent  financial  requirements.   Management  believes  that  the
available  working  capital  puts the Company in an  opportune  position to fund
acquisitions  and  grow  its  portfolio,   if  and  when  attractive   long-term
opportunities become available.

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

The Company  manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia. As a result,  the  Company's  operating  results could be affected by factors such as changes in foreign  currency  exchange rates or weak economic  conditions in the foreign  markets in which the  Company  distributes  its  products.  Most of the
Company's  sales are  denominated  in U.S.  dollars.  Net sales of the Company's engineered  products  segment  denominated  in Euros  were 7.3% and 8.5% for the three and nine months ended  September  30, 2007 and 5.6% and 5.8% for the three and nine months ended  September 30, 2006,  respectively.  As such, a portion of the Company's  receivables  are exposed to  fluctuations  with the U.S.  dollar.
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

Refer to the  Company's  2006 Annual Report on Form 10-K for a discussion of the
Company's critical  accounting  policies,  which include revenue recognition and
accounts   receivable,   marketable   securities,   inventories,   real  estate,
discontinued operations, long-lived assets and pension plans. Also see Note 9 of
Notes to  Condensed  Consolidated  Financial  Statements  included  herein for a discussion  on the adoption of FIN 48 effective  January 1, 2007.  There were no other material changes to the Company's critical  accounting policies during the nine months ended September 30, 2007.

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

Date:  November 8, 2007

                                     By: /s/ Anthony J. Miceli
                                         ---------------------------------------
                                         Anthony J. Miceli
                                         Vice President, Chief Financial Officer
                                         and Secretary of the Company