Form 10-K
period 2007-12-31
UNITED CAPITAL CORP /DE/
filed 2008-03-26
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

COMMISION FILE NUMBER:  1-10104

UNITED CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-2294493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Park Place, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10 Per Share)	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                       Accelerated filer ☐                                       Non-accelerated filer ☐                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the shares of the voting stock held by nonaffiliates of the registrant as of June 30, 2007 was approximately $55,964,000.

The number of shares of the registrant’s $.10 par value common stock outstanding as of March 14, 2008 was 8,274,743.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K and other statements made by United Capital Corp. (“we,” “our” or the “Company”) or its representatives that are not strictly historical facts are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

The majority of properties are leased to single tenants.  As of December 31, 2007, 96.8% of the total square footage of the Company’s real estate properties was leased.

Hotel Operations

The Company’s hotel operations segment consists of three hotels located in the United States.  Two of these hotels are currently managed through regional hotel management companies with local on-site management responsible for all day-to-day operations of the hotels.

The hotel industry is seasonal in nature.  However, the periods during which the Company’s properties experience higher or lower levels of demand vary from property to property and depend principally upon location.  Two of the Company’s hotels are located in the vicinity of an airport which, during extreme weather conditions, may be favorably impacted from transient guests.

Engineered Products

The Company’s engineered products are manufactured through Metex Mfg. Corporation (“Metex”) and AFP Transformers, LLC (“AFP Transformers”), wholly-owned subsidiaries of the Company.  The knitted wire products and components manufactured by Metex must function in adverse environments and meet rigid performance requirements.  The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements, EMI electronic shielding and air, liquid and solid filtering devices serving the automotive, aerospace and general industrial markets.

Metex has been an original equipment manufacturer for the automobile industry since 1974 and presently supplies many automobile manufacturers with exhaust seals and components for use in airbag inflators.  Our manufacturing facilities are ISO/TS 16949 certified, an essential qualification for supplying the automotive industry.

The Company also manufactures transformers marketed under the brand names of AFP Transformers and EPOXYCAST™ for a wide variety of applications including switchgear, motor starters, machine tool power, rectifiers, inverters, furnaces and a wide variety of custom applications.

Sales by the engineered products segment to General Motors, its largest customer, accounted for 14.6% and 15.6% of the segment’s sales for the years ended December 31, 2007 and 2006, respectively.  Sales to Autoliv in 2006 of 10.5% represents the only other customer whose sales exceeded 10% of this segment’s net sales in each of the two years ended December 31, 2007.

Approximately 13.7% and 14.2% of 2007 and 2006 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Summary Financial Information

The following table sets forth the revenues, operating income and identifiable assets of each business segment of the Company.

	Year Ended December 31,
(In thousands)	2007	2006
Net revenues and sales:
Real estate investment and management	$19,652	$19,295
Hotel operations	$14,564	$8,807
Engineered products	$37,820	$37,158

Operating income:
Real estate investment and management	$11,960	$12,015
Hotel operations	$2,072	$418
Engineered products	$2,083	$2,784

Identifiable assets
Real estate investment and management and corporate assets	$227,854	$196,685
Hotel operations	$31,867	$14,841
Engineered products	$12,349	$12,074

Distribution

The Company’s manufactured products are distributed by a direct sales force and through distributors to industrial consumers and original equipment manufacturers.

Product Methods and Sources of Raw Materials

The Company’s products are manufactured at its own facilities and a leased facility in Mexico.  Raw materials used in the Company’s engineered products segment, which consist primarily of stainless steel wire, steel-related products and copper, are typically purchased from multiple suppliers throughout the world.  The price and availability of raw materials can be volatile due to numerous factors beyond the Company’s control, including general domestic and international economic conditions, labor costs, supply and demand, competition, import duties and tariffs and currency exchange rates.  Although these factors could significantly affect the availability and cost of the Company’s raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company’s customers based upon contractual commitments, historical buying practices and market conditions.  To date, the Company has limited their exposure related to the effects that have arisen from these factors by various methods including finding alternate sources or by having suppliers and/or customers absorb any additional related costs.  Although management does not expect such matters to adversely affect the Company’s financial position in the future, it is uncertain what effect, if any, such factors could have on the cost of such materials.  An interruption in the supply, or a significant increase in the cost, of the Company’s raw materials could have a material adverse effect on the Company’s revenues, results of operations or cash flows.  The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2008.

Patents and Trademarks

The Company owns several patents, patent licenses and trademarks.  While the Company considers that in the aggregate its patents, patent licenses and trademarks used in the engineered products operations are significant to this segment, it does not believe that any of them are of such importance that the loss of one or more of them would materially affect its consolidated financial condition or results of operations.  The Company is not currently involved in any litigation regarding infringement upon its intellectual property or of the Company’s infringement upon the intellectual property of others.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industries involved.  There are no special practices or conditions affecting working capital items that are significant to an understanding of the Company’s businesses.  Its inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which it operates and standard business procedures.

The cash needs of the Company have been satisfied from funds generated by current operations.  In addition, the Company received additional financing from mortgages obtained on two of its hotels.  It is expected that future operational cash needs will also be satisfied from existing cash balances, marketable securities, ongoing operations or borrowings.  The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans may come from existing funds, the sale, financing and refinancing of the Company’s properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.  For additional information on working capital, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which is incorporated by reference herein.

Employees

At March 14, 2008, the Company employed approximately 350 persons, approximately 130 of which are covered by a collective bargaining agreement that expires in February 2011.  The Company believes that its relationship with its employees is good.

Competition

The Company has established close relationships with a large number of major national and regional real estate brokers and maintains a broad network of industry contacts.  There are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and tenants.

The Company’s hotels compete with national, regional and local hotels in each of their geographic markets.  Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, quality of customer service and the overall condition of the property.

The Company competes with at least 20 other companies in the sale of engineered products. The Company emphasizes product performance and service in connection with the sale of these products. The principal competition faced by the Company results from the sales price of the products sold by its competitors.

Backlog

The dollar value of unfilled orders of the Company’s engineered products segment was approximately $3.1 million at both December 31, 2007 and 2006.  Although total backlog did not change, fluctuations within the components did occur principally due to growth in the Company’s knitted wire and transformer product lines, offset by a special project that was completed during the year.  It is anticipated that substantially all of the 2007 backlog will be filled in 2008.  Substantially all of the 2006 backlog was filled in 2007.  The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

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

The Company has undertaken the completion of environmental studies and/or remedial action at Metex’ two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection (“NJDEP”).  Environmental experts engaged by the Company estimate that, under the most probable scenario, the remediation of this site is anticipated to require initial expenditures of $860,000, including the cost of capital equipment, and $86,000 in annual operating and maintenance costs over a 15 year period.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9.5 million and $9.7 million recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2007 and 2006, respectively, to cover such matters.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet address is http://www.sec.gov.  The Company’s SEC filing number is 1-10104.

A copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, if any, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may be obtained as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC without charge by writing to Anthony J. Miceli, Chief Financial Officer and Secretary of the Company, at its executive offices, United Capital Building, 9 Park Place, Great Neck, NY 11021.

ITEM 1A.                      RISK FACTORS

The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements:

Our performance is subject to risks associated with the real estate industry.

Although the Company’s leases are generally long-term and may be below market, real property investments are subject to varying degrees of risk and are relatively illiquid.  Among the factors that may impact our real estate property values or the revenues derived from our portfolio are changes in the national, regional and local economic climate, the attractiveness of our properties to tenants, competition from other available property owners and changes in market rental rates.  Our performance also depends on the financial condition of our tenants and our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

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

We do not have any off-balance sheet arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  The debt of the joint venture in which we currently have an ownership interest is a non-recourse obligation and is collateralized by the entity’s real property.  We believe that with each arrangement the value of the underlying property and its operating cash flows are sufficient to satisfy its obligations.  In addition, we are not obligated for the debts of the joint venture.  However, we could decide to satisfy the debts of the joint venture to protect our investment.  In such event, our capital resources and financial condition would be reduced and, in certain instances, the carrying value of our investment and our results of operations would be negatively impacted.

Operating results of our hotel operations are subject to conditions common in the lodging industry.

Changes in certain factors could adversely impact hotel room demand and pricing and result in reduced occupancy or could otherwise adversely affect our results of operations and financial condition.  These factors include:
•	local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;
•	the attractiveness of our hotels to consumers and competition from other hotels;
•	the quality, philosophy and performance of the managers of our hotels;
•	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;
•	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;
•	seasonality, inherent in the hotel industry, may cause our results to fluctuate significantly between quarters; and
•
other unpredictable external factors, such as acts of god, war, terrorist attacks, epidemics, airline strikes, transportation and fuel price increases and severe weather, may reduce business and leisure travel.

Our engineered products segment relies on significant customers.

The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2007, sales by the engineered products segment to General Motors, its largest customer, accounted for 14.6% of the segment’s sales.  Since our engineered products segment accounted for 52.5% of our consolidated revenues in 2007, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect our revenues, cash flows and results of operations.  In addition, such sales could be negatively impacted in 2008 due to the effects of the continued softening of sales in the automotive industry.

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

The principal raw materials used in the Company’s engineered products business are stainless steel wire, steel-related products and copper, which are typically purchased from multiple suppliers throughout the world.  The price and availability of raw materials can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, supply and demand, competition, import duties and tariffs and currency exchange rates.  These factors could significantly affect the availability and cost of our raw materials which are generally purchased at levels that we believe will satisfy the anticipated needs of our customers based upon contractual commitments, historical buying practices and market conditions.  We may be unable to recover raw material cost increases due to contractual or competitive conditions.  Conversely, reductions in raw material prices could result in lower sales prices for our products and lower margins as we utilize existing inventories.  Therefore, changing raw material costs could significantly impact our revenues, gross margins, operating and net income.  If, in the future, we are unable to obtain sufficient amounts of stainless steel wire or other critical raw materials on a timely basis and at competitive prices, we may be unable to fulfill our customers’ requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Protection of our intellectual property is limited; we are subject to the risk of third party claims of infringement.

Our engineered products business relies in large part upon our proprietary scientific and engineering “know-how” and production techniques.  Historically, patents have not been an important part of our protection of our intellectual property rights.  We rely upon the laws regarding unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property.  We limit access to and distribution of our proprietary information.

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

We have undertaken the completion of environmental studies and/or remedial action at Metex’ two New Jersey facilities and have recorded a liability for the estimated investigation, remediation and administrative costs associated therewith (See “Environmental Regulations” in Item 1 of Part I and Note 17, “Commitments and Contingencies” of Notes to Consolidated Financial Statements).

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the twelve months ended December 31, 2007, the sales price of our common stock fluctuated between $36.00 and $22.50 per share and subsequent to December 31, 2007 the market price had a high of $25.10 per share.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

Mr. A.F. Petrocelli can control the outcome of all matters requiring stockholder approval.

As of the date of this Annual Report on Form 10-K, Mr. A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate, approximately 66.7% of the Company’s outstanding common stock (exclusive of options).  Such amount includes shares held by his wife but does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Accordingly, Mr. Petrocelli is therefore able to exercise considerable influence over the outcome of all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers or other business combinations.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None

ITEM 2.                         PROPERTIES

Real Property Held for Rental or Sale

As of March 14, 2008, the Company owned 152 properties throughout the United States.  The properties are primarily leased under long-term net leases.  The Company’s classification and gross carrying value of its properties at December 31, 2007 are as follows:

(Dollars in thousands)	Gross Carrying Value	Percentage	Number of Properties
Shopping centers and retail outlets	$57,944	42.8%	19
Commercial properties	40,911	30.2%	83
Day-care centers	5,724	4.2%	9
Hotel properties	27,433	20.2%	3
Other	3,503	2.6%	36
	$135,515	100.0%	150

The following summarizes the Company’s properties by geographic area at December 31, 2007:

(Dollars in thousands)	Gross Carrying Value	Number of Properties
Northeast	$70,027	94
Southeast	24,392	18
Midwest	21,354	23
Southwest	5,435	4
Pacific Coast	11,173	4
Pacific Northwest	861	4
Rocky Mountain	2,273	3
	$135,515	150

Shopping Centers and Retail Outlets

Shopping centers and retail outlets include 12 department stores and other properties, primarily leased under net leases.  The tenants are responsible for taxes, maintenance and all other expenses of the properties.  The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents.  The department stores include eight properties leased to Kmart Corporation (“Kmart”) and two Macy’s stores, with a total of approximately 747,000 and 364,000 square feet, respectively.  The Kmart stores are primarily located in the Midwest region of the United States.  The Macy’s stores are located in the Pacific Coast and Southwest regions of the United States.

Commercial Properties

Commercial properties consist of properties leased as 50 restaurants, 10 Midas Muffler Shops, two convenience stores, seven office buildings and miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal options at higher rents.  Certain of these leases also provide for additional rents based on sales volume.  The restaurants, located throughout the United States, include properties leased as McDonald’s, Burger King, Dunkin’ Donuts, Pizza Hut, Hardee’s, Wendy’s, Kentucky Fried Chicken and Boston Market.

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

Hotel Properties

The Company’s hotel properties, located in Connecticut and Georgia, are each managed currently through a regional hotel management company with local on-site management responsible for all day-to-day operations of the hotels.  The Company’s hotel located in New York is managed by the Company.

Manufacturing Facilities

The Company’s engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 55,000 square feet of floor space, and also in a second facility at 206 Talmadge Road, Edison, New Jersey, which has approximately 55,000 square feet of floor space.  The Company owns these facilities together with the sites.  Metex also leases a manufacturing facility in Tijuana, Mexico, with approximately 24,000 square feet of floor space.

ITEM 3.                         LEGAL PROCEEDINGS

The Company currently and from time to time is involved in litigation arising in the ordinary course of its business.  The Company does not believe that it is involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.10 par value (the “Common Stock”), is traded on the American Stock Exchange under the symbol AFP.  The table below shows the high and low sales prices as reported in the composite transactions for the American Stock Exchange.

	2007		2006
	High	Low	High	Low
First Quarter	$36.00	$29.25	$27.13	$23.90
Second Quarter	$35.50	$27.35	$26.50	$20.75
Third Quarter	$29.80	$25.00	$27.80	$25.07
Fourth Quarter	$26.50	$22.50	$30.30	$25.85

As of March 14, 2008, there were approximately 208 record holders of the Company’s Common Stock.  The closing sales price for the Company’s Common Stock on such date was $23.00.  The Company has not declared a dividend during the past two years.  While the Company does not currently expect to pay additional dividends, the Board of Directors could reevaluate this position in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchases of common stock during the three months ended December 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 — October 31, 2007	900	$25.95	900	$3,939,000
November 1, 2007 — November 30, 2007	15,900	$25.89	15,900	$3,527,000
December 1, 2007 — December 31, 2007	3,400	$24.71	3,400	$3,443,000
Total	20,200	$25.69	20,200

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At December 31, 2007, $3.4 million remains to be purchased under such plans.  These authorizations are ongoing and do not have an expiration date.

Equity Compensation Plan Information
The Company maintains two stock option plans.  Both plans provide for the granting of incentive or non-qualified stock options.  The Company has no outstanding warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards under these plans as of December 31, 2007.  See Note 9 of Notes to Consolidated Financial Statements for further discussion on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,748,668	$11.91	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,748,668	$11.91	—

ITEM 6.                         SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable, as the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the description of the Company’s business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Results of Operations:  2007 and 2006

Total revenues for the year ended December 31, 2007 were $72.0 million, an increase of $6.8 million or 10.4% from $65.3 million for the year ended December 31, 2006, primarily due to the acquisition of a hotel in May 2007.  Income from continuing operations before income taxes was $26.6 million for the twelve months ended December 31, 2007 versus $20.0 million for the same 2006 period.  Net income for 2007 was $27.5 million or $3.32 per basic share compared to net income of $30.6 million or $3.68 per basic share for 2006.  The 2007 results include $9.5 million in gains on the sale of real estate, net of tax, above those recognized in the prior year period.

Included in other income and expense, net during the year ended December 31, 2007 is a $5.7 million litigation award from a prior condemnation related to a property taken by the City of New York in 2001.

The 2006 results were favorably impacted by the reversal of $17.3 million in long-term and deferred income tax liabilities related to certain tax matters for which the statue of limitations had expired.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

(In thousands)	Year Ended December 31, 2007			Year Ended December 31, 2006
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$19,652	$14,564	$34,216	$19,295	$8,807	$28,102
Mortgage interest expense	247	849	1,096	268	529	797
Depreciation expense	1,878	1,279	3,157	1,555	782	2,337
Other operating expenses	5,567	10,364	15,931	5,457	7,078	12,535
Operating income	$11,960	$2,072	$14,032	$12,015	$418	$12,433

Real Estate Investment and Management

Revenues from the real estate investment and management segment were $19.7 million for the year ended December 31, 2007, an increased of $357,000 or 1.9% from $19.3 million for the year ended December 31, 2006.  This increase was primarily as the result of new leases and/or renewals at higher rents ($1.1 million).  This increase was partially offset by non-recurring transactions ($300,000) and a decrease in the timing of tenant reimbursements ($131,000).  Revenues from the Company’s real estate properties are generally derived from properties with single tenant and long-term leases.  Therefore, rental revenues recognized under generally accepted accounting principles do not fluctuate significantly.  Rental revenue can vary due to future lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage interest expense continued to decrease as a result of continuing mortgage amortization.  Such expense decreased $21,000 or 7.8% for the year ended December 31, 2007, compared to 2006.  Mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline with scheduled principal reductions.  At December 31, 2007, the outstanding mortgage balance on the Company’s real estate investment properties was reduced to $3.9 million.

Depreciation expense associated with real properties held for rental increased $323,000 or 20.8% for the year ended December 31, 2007, compared to 2006, primarily attributable to depreciation expense ($502,000) related to additions to real estate assets during the current and prior year, partially offset by a reduction in depreciation expense associated with certain properties or improvements becoming fully depreciated in the prior year ($162,000).  Due to a purchase of two commercial properties subsequent to year end and other expenditures for capital improvements incurred during 2007, depreciation expense on the Company’s properties should be higher in 2008 than in 2007.

Other operating expenses associated with the management of real properties increased $110,000 or 2.0% for the year ended December 31, 2007, compared to such expenses incurred in 2006.  The increase is primarily related to increases in compensation expense ($126,000) and property maintenance costs ($83,000), partially offset by a decrease in professional fees ($152,000).  Operating expenses, such as property maintenance and utility costs, could fluctuate in the future from those previously incurred due to the extent of the property age, location and vacancies.

Hotel Operations

Hotel revenues were $14.6 million for the year ended December 31, 2007, an increase of $5.8 million or 65.4% from $8.8 million for the year ended December 31, 2006.  This increase was primarily as the result of additional hotel revenues ($4.9 million) received as a result of the May 2007 acquisition of a hotel located in Utica, New York (the “Utica Hotel”).  The Company also received increased revenues from its hotels located in Connecticut and Georgia during 2007 primarily due to renovations and improvements in 2006 which allowed the Company to increase average room rates.  Due to the acquisition of the Utica Hotel, hotel revenues should increase during the first half of 2008 as compared to the first half of 2007.

Mortgage interest expense for the year ended December 31, 2007 increased $320,000 or 60.5% to $849,000, compared to $529,000 in 2006.  The increase is primarily due to a second mortgage obtained during August 2007 on the Utica Hotel in the amount of $12.0 million, which bears interest at 6.18% per annum, is payable monthly based on a 25-year amortization and matures in August 2017.  The Company’s hotel operations also incurred mortgage interest expense in connection with the mortgage assumed on the acquisition of the Utica Hotel in May 2007.  During December 2007, the Company obtained a mortgage on its Atlanta, Georgia hotel in the amount of $7.5 million, which bears interest at 6.57%, is payable monthly based on a 30-year amortization and matures in January 2018.  As a result, 2008 mortgage interest expense should be higher than that of 2007.

Depreciation expense associated with the Company’s hotel operations increased $497,000 for the year ended December 31, 2007, compared to 2006, primarily attributable to depreciation expense related to the Utica Hotel acquired in May 2007.  In addition, increased depreciation expense results from renovations and improvements to the Company’s two other hotels completed during the second half of 2006.  Due to the acquisition of the Utica Hotel, depreciation expense of the Company’s hotel operations should increase during the first half of 2008.

Other operating expenses related to the management of the Company’s hotels increased $3.3 million to $10.4 million for the year ended December 31, 2007, compared to $7.1 million in 2006, primarily due to additional operating expenses related to the acquisition of the Utica Hotel.  In addition, other operating expenses increased at the Company’s two other hotels during this period primarily as a result of higher revenues, as noted above.

Future hotel revenues and expenses will vary based on demand and desirability of these properties compared to others in their immediate proximity and may be influenced by local and other economic conditions, including the room rate of the hotels.

Engineered Products

The Company’s engineered products segment includes Metex and AFP Transformers.  The operating results of the engineered products segment are as follows:

(In thousands)	Year Ended December 31,
	2007	2006
Net sales	$37,820	$37,158
Cost of sales	28,868	27,522
Selling, general and administrative expenses	6,869	6,852
Operating income	$2,083	$2,784

Net sales of the engineered products segment increased 1.8% for the year ended December 31, 2007 to $37.8 million from $37.2 million for the year ended December 31, 2006 primarily due to an increased demand in the Company’s transformer product line which was brought about by an increase in capital spending.  This increase is partially offset by a slight decrease in the Company’s automotive product line which is still feeling the effects of continued softening of sales in the automotive industry.  Sales of this segment are directly influenced by general economic conditions, worldwide automotive demand and industrial capital spending and could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased 2.3% for the year ended December 31, 2007, compared to 2006, primarily related to an increase in the cost of raw materials, primarily copper and steel components, which, where possible, have been passed along to customers.

Selling, general and administrative expenses of the engineered products segment increased less than one percent for the year ended December 31, 2007, compared to 2006, which is in line with the sales increase noted above.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations decreased $1.3 million or 32.1% for the year ended December 31, 2007, compared to such expenses incurred in 2006, primarily related to compensation expense associated with unvested stock options recorded during 2006 in connection with the adoption of SFAS No. 123R ($807,000 - see Note 1 of Notes to Consolidated Financial Statements).  No compensation costs relating to share-based payments were recognized in 2007.

Other Income and Expense, Net

Other income and expense, net increased $3.6 million to $5.6 million in 2007 from $2.0 million in 2006 primarily due to a $5.7 million litigation award from a prior condemnation related to a property taken by the City of New York in 2001, partially offset by a $1.2 million reduction in net realized and unrealized gains on derivative instruments.

Income Taxes

The effective tax rate from continuing and discontinued operations for the year ended December 31, 2007 was 36.3%.  For the year ended December 31, 2006, the effective tax rate was favorably impacted by the reversal of approximately $17.3 million in long-term and deferred income tax liabilities related to certain tax matters for which the statue of limitations has expired.  Excluding this reversal, the effective tax rate from continuing and discontinued operations for the year ended December 31, 2006 was 35.5%.

Discontinued Operations

Loss from operations on properties sold and accounted for as discontinued operations was $11,000 and $33,000, on a net of tax basis, for the years ended December 31, 2007 and 2006, respectively.  Prior year amounts have been reclassified to reflect results of operations of real properties disposed of during 2007 and 2006, as discontinued operations.

During 2007, the Company divested itself of five commercial properties and two other properties which had a net book value of $1.2 million.  The aggregate proceeds from these transactions were $17.9 million resulting in a gain of $10.0 million, on a net of tax basis.

During 2006, the Company divested itself of two properties which had a net book value of $936,000.  The aggregate proceeds from these transactions were $1.8 million resulting in a gain of $548,000, on a net of tax basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.5 million for the year ended December 31, 2007, compared to $15.1 million for 2006.  The components that provided the decline in operating cash flows from 2006 to 2007 vary widely each year.  Operating income before non-cash charges, including depreciation and compensation costs from the adoption of SFAS No. 123R, was $16.9 million for 2007 versus $14.7 million in 2006.  Interest and dividend income, which was $1.1 million higher in 2007 than 2006, also accounted for this change.  The provision for income taxes, before the non-recurring adjustment in 2006, offset these increases ($2.1 million).  Changes in the components of working capital, which includes a contribution to the Company’s defined benefit pension plan in 2007 ($700,000), account for the remaining differences.

Net cash provided by investing activities was $26.2 million for 2007 versus net cash used in investing activities of $25.2 million for 2006, which primarily results from the timing of the purchase or sale of available-for-sale securities ($50.3 million).  Other changes that effected cash flows from investing activities were net proceeds received from a litigation award from a prior condemnation ($5.7 million) and the sale of real estate assets ($1.0 million), net of proceeds which are held in escrow by a third-party in connection with a Section 1031 tax-deferred exchange.  In addition, the Company incurred an increase in acquisition of/additions to real estate assets ($5.3 million), which includes the purchase of the Utica Hotel in May 2007, net of the related mortgage assumed.

During May 2007, the Company purchased the Utica Hotel for approximately $16.0 million plus closing costs, including the assumption of an underlying mortgage of $2.3 million, of which $872,000 of the purchase price was allocated to furniture, fixtures and equipment and is included in property, plant and equipment in the Consolidated Balance Sheet.  The mortgage assumed bears interest at 7.5% per annum, with monthly installments of interest and principal of $30,000 through December 2015.  The total cost of the acquisition, less the assumption of the mortgage, is reflected in acquisition of/additions to real estate assets in the Consolidated Statements of Cash Flows.  In August 2007, the Company obtained an additional mortgage on this property in the amount of $12.0 million.  This mortgage bears interest at 6.18% per annum, is payable monthly based on a 25-year amortization and matures in August 2017.

Net cash provided by financing activities was $11.6 million for 2007, compared to net cash used in financing activities of $12.8 million for 2006.  This change in financing activities primarily results from proceeds received from additional financing of the Utica Hotel ($12.0 million), financing of the Company’s Atlanta, Georgia hotel ($7.5 million) and from the exercise of stock options ($4.2 million) and the additional tax benefits related to the exercise of stock options ($3.3 million) during the current and prior years, partially offset by an increase in the purchase and retirement of common stock during 2007 ($2.6 million) versus that purchased during 2006.

Previous purchases of the Company’s Common Stock have reduced the Company’s additional paid-in capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.  Repurchases of the Company’s Common Stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of Common Stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.

At December 31, 2007, the Company’s cash and marketable securities were $156.2 million and working capital was $172.5 million, compared to cash and marketable securities of $139.6 million and working capital of $140.2 million at December 31, 2006.  Included in notes and accounts receivable, net at December 31, 2007 is $15.0 million in proceeds from the sale of one of the Company’s properties which is being held in escrow by a third party, on behalf of the Company.  Subsequent to year end, the Company utilized $13.6 million of the amount held in escrow to acquire a property in connection with a Section 1031 tax-deferred exchange.  The remaining balance of the escrow, plus interest, was remitted to the Company.  Management continues to believe that while there has been a decline in the value of certain real estate properties, the overall real estate market in the United States continues to be overvalued and accordingly acquisitions have been limited to those select properties that meet the Company’s stringent financial requirements.  Management believes that the available working capital puts the Company in an opportune position to fund acquisitions and grow the portfolio, if and when attractive long-term opportunities become available.

The equity method of accounting is used for investments in 20% to 50% owned joint ventures in which the Company has the ability to exercise significant influence, but not control.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.  The debt of the joint venture in which the Company currently has an ownership interest is a non-recourse obligation and is collateralized by the entity’s real property.  The Company believes that the value of the underlying property and its operating cash flows are sufficient to satisfy its obligations.  The Company is not obligated for the debts of the joint venture, but could decide to satisfy them in order to protect its investment.  In such event, the Company’s capital resources and financial condition would be reduced and, in certain instances, the carrying value of the Company’s investment and its results of operations would be negatively impacted.

The cash needs of the Company have been satisfied from funds generated by current operations.  In addition, the Company received additional financing from mortgages obtained on two of its hotels.  It is expected that future operational cash needs will also be satisfied from existing cash balances, marketable securities, ongoing operations or borrowings.  The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans may come from existing funds, the sale, financing and refinancing of the Company’s properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

In addition to the acquisition of properties for consideration consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company’s equity securities.  The Company may also finance acquisitions of other companies in the future with borrowings from institutional lenders and/or the public or private offerings of debt or equity securities.  The Company currently has no agreements, commitments or understandings with respect to the acquisition of other companies or the acquisition of real properties in exchange for equity or debt securities.

Funds of the Company in excess of those needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalent balances and other interest bearing investments.  Given the level of cash and other interest bearing investments held by the Company, changes in U.S. interest rates could impact the Company’s earnings.

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives’ fair value are recognized in earnings.  These derivatives are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.

The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2007, sales by the engineered products segment to General Motors, its largest customer, accounted for 14.6% of the segment’s sales.  Since our engineered products segment accounted for 52.5% of our consolidated revenues in 2007, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect the Company’s revenues, cash flows and results of operations.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  For the years ended December 31, 2007 and 2006, 8.2% and 5.9% of the net sales of the Company’s engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position.  Even with the recent strength of the Euro in relation to the U.S. dollar, the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure were to increase in the future, the Company may reexamine this practice to minimize the associated risks.

The Company has undertaken the completion of environmental studies and/or remedial action at Metex’ two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See “Environmental Regulations” in Item 1 of Part I and Note 17, “Commitments and Contingencies” of Notes to Consolidated Financial Statements for further discussion on this matter.

The Company is subject to various other litigation, legal, regulatory and tax matters that arise in the ordinary course of business activities.  When management believes it is probable that liabilities have been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Consolidated Financial Statements, depending on the anticipated payment date.  None of these matters are expected to result in a material adverse effect on the Company’s consolidated financial position or results of operations.

Related Party Transactions

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  A group that includes the wife of the Company’s Board Chairman, two Directors of the Company and the wife of one of the Directors has an 8% interest in this entity.  The Company’s share of income arising from this investment, accounted for as a leveraged lease, was $191,000 and $279,000 for the years ended December 31, 2007 and 2006, respectively.

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

Revenue Recognition and Accounts Receivable – Real Estate Investment and Management

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

The Company does not generally have leases that include significant rent concessions or provisions that require the lessee to fund capital improvements or to pay the lessor any revenues based upon indexes or rates that are not explicitly stated in the lease.

Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

Certain lease agreements provide for additional rent based on a percentage of tenants’ sales.  These percentage rents are recorded once the required sales levels are achieved.

Income on leveraged leases is recognized by a method that produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  The Company makes estimates of the uncollectibility of its accounts receivable related to base rents, tenant escalations, expense reimbursements and other revenues.  The Company analyzes accounts receivable, historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s net income is directly affected by management’s estimate of the collectibility of accounts receivable.

Revenue Recognition and Accounts Receivable – Hotel Operations

Revenues from the Company’s hotel operations are generally recognized when earned.  Hotel revenues primarily represent room rental and food and beverage sales and are recognized at the time of the hotel stay or sale of restaurant services.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  The Company determines the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts which include the length of time the receivables are past due, the financial health of the customer and historical experience.  The Company’s net income is directly affected by management’s assessment of the collectibility of accounts receivable.

Revenue Recognition and Accounts Receivable – Engineered Products

In general, sales are recorded when products are shipped, title has passed and collection is reasonably assured.  Management believes that adequate controls are in place to ensure compliance with contractual product specifications, a substantial history of such performance has been established and historical returns and allowances have not been significant.  If actual sales returns and allowances exceed historical amounts, the Company’s sales would be adversely affected.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  Estimates are used in determining the Company’s allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of its accounts receivable by aging category.  In determining these percentages, the Company looks at historical write-offs of its receivables.  The Company also looks at the credit quality of its customer base as well as changes in its credit policies.  The Company continuously monitors collections and payments from its customers.  While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  The Company’s net income is directly affected by management’s estimate of the collectibility of accounts receivable.

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2007 and 2006, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down as a loss in the Consolidated Statements of Income.

The Company’s net income is directly affected by management’s classification of marketable securities, as well as its determination of whether an other-than-temporary decline in the value of its investments exists.

Inventories

The Company values inventory at the lower of cost or market, cost being determined on a first-in, first-out basis.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.  The Company’s net income is directly affected by management’s estimate of the realizability of inventories.

Real Estate

Land, buildings and improvements and equipment are recorded at cost, less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations and replacements, which improve the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful lives of 19 to 39 years for buildings, five to 39 years for renovations and improvements and five to 15 years for equipment and fixtures.

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

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties.  These assessments have a direct impact on the Company’s net income.  Should the Company adjust the expected useful life of a particular asset, it would be depreciated over the adjusted years, and result in a revised depreciation expense and net income.

Discontinued Operations

The Company is required to make certain subjective assessments utilizing the provisions of SFAS No. 144 in determining whether a long-lived asset to be disposed of should be reclassified as discontinued operations.  The Company considers real property to be held for sale and reported as discontinued operations if management commits to a plan to sell the asset under usual and customary terms and believes such sale will be completed within one year.  In such event, the financial results associated with these assets are reclassified as discontinued operations for all periods presented.  Although operating income, income from continuing operations and income from discontinued operations are directly affected by management’s assessments, the reclassification has no impact on net income.

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired.  An asset’s value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

The Company is required to make subjective assessments as to whether there are impairments in the value of its long-lived assets and other investments.  The Company’s net income is directly affected by management’s estimate of impairments.  In determining impairment, if any, the Company has adopted SFAS No. 144.

Pension Plan

Pension plans can be a significant cost of doing business, but represent obligations that will ultimately be settled far in the future and therefore are subject to estimates.  Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made by the Company.  The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.  These assumptions are used in actuarial calculations to estimate pension costs as well as pension assets or liabilities included in the Company’s Consolidated Financial Statements.  While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension costs and obligations.

The Company has assumed the expected long-term rate of return on plan assets to be 8% in each of the last two years.  Based on the Company’s existing and forecasted asset allocation and related long-term investment performance results, the Company believes that its assumption of future returns of 8% is reasonable.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner.  This produces the expected return on plan assets that is included in net periodic pension income (expense).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic pension income (expense).  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2007 net periodic pension expense by $91,000.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary information filed as part of this Item 8 are listed under Item 15, “Exhibits and Financial Statement Schedules” and are contained in this Form 10-K, beginning on page 24.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s auditors for the year ended December 31, 2006 were Goldstein Golub Kessler LLP (“GGK”).  As stated in the Company’s proxy statement dated May 22, 2007, the Company annually reviews the selection of its independent auditors and solicited bids from independent accountants to audit the Company’s financial statements for the year ended December 31, 2007.  As a result of financial and other considerations the Audit Committee voted on November 13, 2007 to appoint Holtz Rubenstein Reminick LLP as the Company’s new independent accountants.

Pursuant to Item 304(a) of Regulation S-K, the Company reports the following:

(a)	Previous Independent Accountants

(i)
On November 13, 2007, the Company retained Holtz Rubenstein Reminick LLP as its independent certified public accountants in place of GGK, who were dismissed as independent auditors of the Company effective November 13, 2007.

(ii)
The reports of GGK on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii)	The decision to change accountants was approved by the Audit Committee of the Board of Directors.

(iv)
In connection with the audits of the Company’s financial statements for each of the two most recent fiscal years ended December 31, 2006 and through November 13, 2007, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of GGK, would have caused it to make reference to the matter in their report.

(v)	There were no “reportable events” as that term is described in Item 304 (a) (1) (v) of Regulation S-K.

(vi)
The Company has requested GGK to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of that letter, dated November 14, 2007, was filed as Exhibit 16 on Form 8-K dated November 13, 2007.

(b)	New Independent Accountants

(i)
The Company engaged Holtz Rubenstein Reminick LLP as its new independent accountants effective November 13, 2007.  During the two most recent fiscal years and through November 13, 2007, the Company has not consulted with Holtz Rubenstein Reminick LLP concerning the Company’s financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was either the subject of a “disagreement” or “reportable event” (as such terms are defined in Item 304 of Regulation S-K) with the previous independent accountants.

ITEM 9A(T).                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting, or in other factors that could significantly affect these controls, during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

The salary of A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, is set forth in his employment agreement, as amended from time to time by the Company’s Compensation and Stock Option Committee (the “Committee”).  The employment agreement was filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.  Per Mr. Petrocelli’s employment agreement, the Committee determines the amount of salary and bonus paid to him annually.  The Committee, in consultation with Mr. Petrocelli, determines the salaries and bonuses of Michael T. Lamoretti and Michael J. Weinbaum, who are both Vice Presidents of the Company’s real estate operations, and Anthony J. Miceli, the Company’s Vice President and Chief Financial Officer.  Messrs. Lamoretti, Weinbaum and Miceli do not have written employment agreements with the Company.  Effective January 2008, Messrs. Lamoretti, Weinbaum and Miceli received salary increases.  In December 2007, the Committee approved bonuses for Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli payable in 2008.  Such bonuses were consistent with the bonuses paid in prior years and the Company does not believe the salary increases constitute a material change from the disclosure in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Stockholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Stockholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships, Related Transactions and Director Independence” and is incorporated herein by reference.  Also see “Related Party Transactions” in Item 7 and Note 11, “Transactions with Related Parties,” of Notes to Consolidated Financial Statements, contained elsewhere in this report.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements. The following Consolidated Financial Statements and Consolidated Financial Statement Schedules of the Company are included in this Form 10-K on the pages indicated:

Index to Consolidated Financial Statements Page

Report of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP	24
Report of Independent Registered Public Accounting Firm – Goldstein Golub Kessler LLP	25
Consolidated Balance Sheets as of December 31, 2007 and 2006	26
Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006	27
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2007 and 2006	28
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	29-30
Notes to Consolidated Financial Statements	31-47

(2)	Consolidated Financial Statements Schedules.

Schedules not included, as the Company is a smaller reporting company.

(b) Exhibits

3.1.	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1993).

3.2.
Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.3.	By-laws of the Company (incorporated by reference to exhibit 3.2 filed with the Company’s report on Form 8-K dated April 14, 2005).

10.1.
Incentive and Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2000).

10.2.	Additional amendment to Incentive and Non-Qualified Stock Option Plan of the Company (incorporated by reference to exhibit 4.2 filed with the Company’s report on Form S-8 dated August 23, 2002).

10.3.
1988 Joint Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1998).

10.4.
Amended and Restated Employment Agreement dated as of November 17, 2003 by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit 10.4 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

14.	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

*	21.	Subsidiaries of the Company.

*	23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*	23.2.	Consent of Independent Registered Public Accounting Firm – Goldstein Golub Kessler LLP.

*	31.1.	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	31.2.	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	32.1.	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2.	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Dated: March 20, 2008	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Dated: March 20, 2008	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and Chief Executive Officer

Dated: March 20, 2008	By:	/s/ Michael T. Lamoretti
Michael T. Lamoretti
Vice President – Real Estate Operations and Director

Dated: March 20, 2008	By:	/s/ Howard M. Lorber
Howard M. Lorber
Director

Dated: March 20, 2008	By:	/s/ Robert M. Mann
Robert M. Mann
Director

Dated: March 20, 2008	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Chief Accountant, Secretary and Director

Dated: March 20, 2008	By:	/s/ Arnold S. Penner
Arnold S. Penner
Director

Dated: March 20, 2008	By:	/s/ Michael J. Weinbaum
Michael J. Weinbaum
Vice President – Real Estate Operations and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying consolidated balance sheet of United Capital Corp. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and Subsidiaries as of December 31, 2007 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has reclassified the 2006 consolidated financial statements to reflect certain discontinued operations.

We have audited the adjustments to the 2006 consolidated financial statements to retrospectively apply the change in accounting classification, as described in Note 2.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

/s/ Holtz Rubenstein Reminick LLP
HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited, before the effects of the change in accounting classification described in Note 2, the consolidated balance sheet of United Capital Corp. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2006 financial statements, before the effect of the change in accounting classification described in Note 2, present fairly, in all material respects, the consolidated financial position of United Capital Corp. and Subsidiaries as of December 31, 2006 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with United States generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the change in accounting classification described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Holtz Rubenstein Reminick LLP.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as of January 1, 2006, which changed its method of accounting for stock-based compensation.  Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006, which changed its method of accounting for pension benefits.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 26, 2007

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$129,003	$76,688
Marketable securities	27,191	62,917
Notes and accounts receivable, net	24,209	8,832
Inventories	5,458	4,894
Prepaid expenses and other current assets	1,787	1,659
Deferred income taxes	1,143	583
Current assets of discontinued operations	—	14
Total current assets	188,791	155,587
Property, plant and equipment, net	6,249	6,250
Real property held for rental, net	66,494	49,183
Investment in joint venture	6,125	6,711
Noncurrent notes receivable	352	1,694
Other assets	4,059	2,976
Noncurrent assets of discontinued operations	—	1,199
Total assets	$272,070	$223,600

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,002	$471
Accounts payable and accrued liabilities	10,934	9,598
Income taxes payable	4,343	5,253
Current liabilities of discontinued operations	—	66
Total current liabilities	16,279	15,388

Long-term debt	32,334	11,669
Other long-term liabilities	15,233	14,277
Deferred income taxes	9,615	2,793
Total liabilities	73,461	44,127
Commitments and contingencies
Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares; issued and outstanding 8,286 and 8,278 shares, respectively	829	828
Retained earnings	196,817	176,520
Accumulated other comprehensive income, net of tax	963	2,125
Total stockholders’ equity	198,609	179,473
Total liabilities and stockholders’ equity	$272,070	$223,600

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2007	2006
Revenues:
Net sales	$37,820	$37,158
Revenues from real estate operations	34,216	28,102
Total revenues	72,036	65,260
Costs and expenses:
Cost of sales	28,868	27,522
Real estate operations:
Mortgage interest expense	1,096	797
Depreciation expense	3,157	2,337
Other operating expenses	15,931	12,535
General and administrative expenses	6,220	7,320
Selling expenses	3,425	3,621
Total costs and expenses	58,697	54,132
Operating income	13,339	11,128
Other income:
Interest and dividend income	7,605	6,498
Other income and expense, net	5,617	2,040
Total other income	13,222	8,538
Income from continuing operations before income taxes	26,561	19,666
Provision (benefit) for income taxes	9,016	(10,379)
Income from continuing operations	17,545	30,045
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $8 and $22, respectively	(11)	(33)
Net gain on disposal of discontinued operations, net of tax provision of $6,668 and $365, respectively	10,002	548
Income from discontinued operations	9,991	515
Net income	$27,536	$30,560
Basic earnings per share:
Income from continuing operations	$2.12	$3.62
Income from discontinued operations	1.20	.06
Net income per share	$3.32	$3.68
Diluted earnings per share:
Income from continuing operations	$1.72	$2.94
Income from discontinued operations	.98	.05
Net income per share assuming dilution	$2.70	$2.99

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(In thousands)

				Accumulated Other Comprehensive	Total
	Common Stock Issued		Retained	Income (Loss),	Stockholders’	Comprehensive
	Shares	Amount	Earnings	Net of Tax	Equity	Income
Balance – January 1, 2006	8,737	$874	$157,235	$(2,459)	$155,650

Purchase and retirement of common shares	(558)	(56)	(13,570)	—	(13,626)
Proceeds from the exercise of stock options	99	10	787	—	797
Tax benefit from employee stock options	—	—	701	—	701
Stock-based compensation	—	—	807	—	807
Adjustment to initially apply SFAS No. 158, net of tax effect of $417	—	—	—	775	775
Net income	—	—	30,560	—	30,560	$30,560
Other comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale securities, net of tax effect of $2,005	—	—	—	3,723	3,723	3,723
Reclassification adjustment for net loss realized in net income, net of tax effect of $47	—	—	—	86	86	86
Comprehensive income						$34,369
Balance – December 31, 2006	8,278	828	176,520	2,125	179,473

Purchase and retirement of common shares	(542)	(54)	(16,146)	—	(16,200)
Proceeds from the exercise of stock options	550	55	4,924	—	4,979
Tax benefit from employee stock options	—	—	3,983	—	3,983
Net income	—	—	27,536	—	27,536	$27,536
Other comprehensive income, net of tax:
Change in net unrealized loss on available for sale securities, net of tax effect of $783	—	—	—	(1,455)	(1,455)	(1,455)
Reclassification adjustment for net loss realized in net income, net of tax effect of $191	—	—	—	356	356	356
Amortization of unrecognized net gains from pension plan, net of tax effect of $34	—	—	—	(63)	(63)	(63)
Comprehensive income						$26,374
Balance – December 31, 2007	8,286	$829	$196,817	$963	$198,609

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$27,536	$30,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,591	2,776
Gain on disposal of discontinued operations, net of tax	(10,002)	(548)
Litigation award from prior condemnation	(5,665)	—
Net loss (gain) on sale of available-for-sale securities	402	(73)
Net realized and unrealized gain on derivative instruments	(371)	(1,584)
Income from equity investments	(191)	(279)
Deferred income taxes	(87)	(1,366)
Non-cash stock based compensation	—	807
Other, net	218	265
Changes in assets and liabilities:
Notes and accounts receivable, net	(417)	893
Inventories	(564)	(468)
Prepaid expenses and other current assets	(128)	(258)
Other assets	(1,499)	(132)
Accounts payable and accrued liabilities	1,374	589
Income taxes payable	325	(254)
Other long-term liabilities	28	(15,893)
Net cash provided by operating activities of continuing operations	14,550	15,035
Operating activities of discontinued operations	(53)	44
Net cash provided by operating activities	14,497	15,079

Cash flows from investing activities:
Purchase of available-for-sale securities	(19,862)	(33,303)
Proceeds from sale of available-for-sale securities	53,548	16,739
Proceeds from sale of real estate assets	17,855	1,849
Proceeds held in escrow	(15,000)	—
Net proceeds from litigation award from prior condemnation	5,665	—
Proceeds from sale of derivative instruments	366	1,603
Purchase/issuance of notes receivable	—	(1,118)
Principal payments on notes receivable	1,382	2,436
Acquisition of property, plant and equipment	(421)	(1,341)
Acquisition of/additions to real estate assets	(18,150)	(12,842)
Distributions from joint ventures	777	776
Net cash provided by (used in) investing activities of continuing operations	26,160	(25,201)
Investing activities of discontinued operations	15	(38)
Net cash provided by (used in) investing activities	26,175	(25,239)

Continued

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	For the years ended December 31,
	2007	2006
Cash flows from financing activities:
Proceeds from mortgage obligations	19,500	—
Principal payments on mortgage obligations	(619)	(652)
Purchase and retirement of common stock	(16,200)	(13,626)
Proceeds from the exercise of stock options	4,979	797
Tax benefit from employee stock options	3,983	701
Net cash provided by (used in) financing activities	11,643	(12,780)
Net increase (decrease) in cash and cash equivalents	52,315	(22,940)
Cash and cash equivalents, beginning of year	76,688	99,628
Cash and cash equivalents, end of year	$129,003	$76,688

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,089	$799
Taxes	$4,520	$6,205

Non-cash investing and financing activities:
Mortgage obligation assumed in connection with acquisition of hotel property (see Note 2)	$2,315	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(In thousands, except per share data)

1.       Nature of Business and Summary of Significant Accounting Policies

Nature of Business

United Capital Corp. (the “Company”) and its subsidiaries are engaged in the investment and management of real estate, including the operation of full and limited-service hotels, and in the manufacture and sale of engineered products.  The Company also invests excess available cash in marketable securities and other financial instruments.

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

Revenue Recognition and Accounts Receivable – Real Estate Investment and Management

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

The Company does not generally have leases that include significant rent concessions or provisions that require the lessee to fund capital improvements or to pay the lessor any revenues based upon indexes or rates that are not explicitly stated in the lease.

Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

Certain lease agreements provide for additional rent based on a percentage of tenants’ sales.  These percentage rents are recorded once the required sales levels are achieved.

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

Revenue Recognition and Accounts Receivable – Hotel Operations

Revenues from the Company’s hotel operations are generally recognized when earned.  Hotel revenues primarily represent room rental and food and beverage sales and are recognized at the time of the hotel stay or sale of restaurant services.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  The Company determines the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts which include the length of time the receivables are past due, the financial health of the customer and historical experience.

Revenue Recognition and Accounts Receivable – Engineered Products

In general, sales are recorded when products are shipped, title has passed and collection is reasonably assured.  Management believes that adequate controls are in place to ensure compliance with contractual product specifications, a substantial history of such performance has been established and historical returns and allowances have not been significant.  If actual sales returns and allowances exceed historical amounts, the Company’s sales would be adversely affected.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  Estimates are used in determining the Company’s allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of its accounts receivable by aging category.  In determining these percentages, the Company looks at historical write-offs of its receivables.  The Company also looks at the credit quality of its customer base as well as changes in its credit policies.  The Company continuously monitors collections and payments from its customers.  While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Cash and Cash Equivalents

Cash equivalents of $16,122 and $43,428 at December 31, 2007 and 2006, respectively, consisted of commercial paper, overnight repurchase agreements and certificates of deposit.  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2007 and 2006, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Income.

Notes and Accounts Receivable, Net

Notes and accounts receivable, net consist of the following:
	December 31,
	2007	2006
Trade receivables	$5,494	$5,835
Rental receivables	2,185	1,729
Other receivables (see Note 2)	16,032	756
Current portion of notes receivable	795	836
Total	24,506	9,156
Less: Allowance for doubtful accounts	297	324
	$24,209	$8,832

Inventories

Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead.  The first-in, first-out (FIFO) method is used to determine the cost of inventories.  Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$2,446	$2,197
Work in process	542	506
Finished goods	2,470	2,191
	$5,458	$4,894

Depreciation and Amortization

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
Buildings	19 to 39 years
Building renovations and improvements	5 to 39 years
Equipment and fixtures	5 to 15 years

Property, plant and equipment:
Buildings and improvements	18 to 39 years
Furniture, fixtures and equipment	3 to 15 years

Intangible assets with definite lives:
Patents and trademarks	17 to 20 years

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired.  An asset’s value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

Pension Plan

Pension plans can be a significant cost of doing business, but represent obligations that will ultimately be settled far in the future and therefore are subject to estimates.  Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made by the Company.  The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at net periodic pension income or expense for the year.  These assumptions are used in actuarial calculations to estimate net periodic pension costs as well as pension assets or liabilities included in the Company’s Consolidated Financial Statements.  While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension costs and obligations.

Research and Development

The Company expenses research, development and product engineering costs as incurred.  Approximately $46 and $53 of such costs were incurred by the Company in 2007 and 2006, respectively.

Shipping and Handling Costs

Shipping and handling costs billed to a customer are included in net sales and the related costs are included in cost of sales or selling expenses.  For the years ended December 31, 2007 and 2006, shipping and handling costs included in selling expenses were $430 and $350, respectively.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”) which was adopted on January 1, 2006 using the modified prospective transition method.  SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements.  The Company has used the Black-Scholes model to estimate the value of options granted.  The Company did not grant any options during 2007 and 2006.

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The adoption of SFAS No. 123R reduced income from continuing operations before income taxes and net income by $807 and $518, respectively, for the year ended December 31, 2006.  The impact on net income per basic and diluted share for this period was $.06 and $.05 per share, respectively.  Tax benefits resulting from deductions in excess of compensation cost recognized for those options are classified as a financing cash flow in the Consolidated Statements of Cash Flows.

All options previously granted were fully vested as of June 30, 2006.  Therefore, no compensation costs related to share-based payments were recognized during the second half of 2006 or in the twelve months ended December 31, 2007.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as put and/or call options, in the Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge.  Generally, changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income, net of tax.  Changes in the fair value of derivatives not qualifying as hedges are reported in income.

In strategies designed to hedge overall market risks and manage its interest rate exposure, the Company may sell common stock short, participate in put and/or call options or enter into interest rate swap agreements.

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in both common and preferred equity issues, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2007 and 2006, the fair value of such derivatives was ($15) and ($20), respectively, which are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.  These instruments do not qualify for hedge accounting, and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $371 and $1,584 in net realized and unrealized gains from derivative instruments for the years ended December 31, 2007 and 2006, respectively, which are included in other income and expense, net in the Consolidated Statements of Income.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which would be the first quarter of 2008 for the Company.  The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations.  However, the Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which would be the first quarter of 2008 for the Company.  The Company is currently evaluating the effect, if any, that SFAS No. 159 will have on its consolidated financial position or results of operations.  However, the Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which would be January 1, 2009 for the Company.  The impact of adopting SFAS No. 141R will be dependent on the future business combinations, if any, that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which would be January 1, 2009 for the Company.  The Company is currently evaluating the effect, if any, that SFAS No. 160 will have on its consolidated financial position or results of operations.

2.       Real Estate

The Company is the lessor of real estate under operating leases which expire in various years through 2078.  The following is a summary of real property held for rental:

	December 31,
	2007	2006
Land	$15,398	$14,587
Buildings	102,555	88,954
Building renovations and improvements	13,991	10,373
Equipment and fixtures	3,571	3,000
	135,515	116,914
Less: Accumulated depreciation	69,021	67,731
	$66,494	$49,183

As of December 31, 2007, total minimum future rentals to be received under noncancelable leases for each of the next five years and thereafter are as follows:

	Years ending December 31,
	2008	2009	2010	2011	2012	There- after	Total
Minimum future rentals	$19,272	$16,064	$14,335	$11,088	$9,038	$52,270	$122,067

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees’ sales.  Percentage rents included in net income from real properties held for rental for 2007 and 2006 were approximately $299 and $379, respectively.

Property Acquisitions

During May 2007, the Company purchased a hotel located in Utica, New York (the “Utica Hotel”) for approximately $16,000 plus closing costs, including the assumption of an underlying mortgage of $2,315 (see Note 7), of which $872 of the purchase price was allocated to furniture, fixtures and equipment and is included in property, plant and equipment in the Consolidated Balance Sheet.  The total cost of acquisition, less the assumption of the mortgage is reflected in acquisition of/additions to real estate assets in the Consolidated Statements of Cash Flows.

During 2006, the Company purchased, for cash, a commercial property located in Long Island City, New York for approximately $8,531.

Property Sales

During 2007, the Company divested itself of five commercial properties and two other properties which had a net book value of $1,185 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $17,855 resulting in a gain of $10,002, on a net of tax basis.

Proceeds from the sale of one of the other properties, amounting to $15,000, was held in escrow by a third-party, on behalf of the Company, to acquire a property in connection with a Section 1031 tax-deferred exchange, and is included in notes and accounts receivable, net in the accompanying Consolidated Balance Sheet at December 31, 2007 (see Note 1).  Subsequent to year end, the Company utilized approximately $13,600 of the amount held in escrow to purchase a qualified property.  The remaining balance, plus interest, was remitted to the Company.

During 2006, the Company divested itself of two commercial properties which had a net book value of $936 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $1,849 resulting in a gain of $548, on a net of tax basis.

The results of operations for properties sold have been reclassified to discontinued operations, on a net of tax basis, for each of the years presented.  In addition, the assets and liabilities associated with those properties sold in 2007 have been reclassified to discontinued operations in the Consolidated Balance Sheet at December 31, 2006.  These amounts primarily consist of real property, net of accumulated depreciation, rents receivable, prepaid or accrued charges and mortgage obligations, if any.

Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

	For the years ended December 31,
	2007	2006
Revenues from real estate operations	$45	$242
Depreciation expense	3	60
Other operating expenses	61	237
Operating loss	$(19)	$(55)

Properties Held for Sale

As of December 31, 2007, there were no properties considered by the Company to be held for sale.

3.       Property, Plant and Equipment

Property, plant and equipment, including furniture, fixtures and equipment related to the Company’s hotel operations segment, consists of the following:

	December 31,
	2007	2006
Land	$28	$28
Buildings and improvements	1,428	1,428
Furniture, fixtures and equipment	18,584	18,231
	20,040	19,687
Less: Accumulated depreciation	13,791	13,437
	$6,249	$6,250

4.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2007:
Equity securities	$24,900	$1,988	$(1,577)	$25,311
Bonds	1,904	1	(25)	1,880
	$26,804	$1,989	$(1,602)	$27,191
December 31, 2006:
Equity securities	$57,708	$4,778	$(2,741)	$59,745
Bonds	3,131	43	(2)	3,172
	$60,839	$4,821	$(2,743)	$62,917

The following table shows the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
December 31, 2007:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$7,858	$(1,577)	$—	$—	$7,858	$(1,577)
Bonds	24	(25)	—	—	24	(25)
	$7,882	$(1,602)	$—	$—	$7,882	$(1,602)
December 31, 2006:
Equity Securities	$32,226	$(2,741)	$—	$—	$32,226	$(2,741)
Bonds	91	(1)	123	(1)	214	(2)
	$32,317	$(2,742)	$123	$(1)	$32,440	$(2,743)

The Company continuously reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at December 31, 2007 are other-then-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:
	For the years ended December 31,
	2007	2006
Proceeds	$53,548	$16,739
Gross realized gains	$2,954	$1,559
Gross realized losses	$(3,356)	$(1,486)

5.       Investment in Joint Ventures

The Company has a 50% interest in a limited partnership whose principal assets are two distribution centers leased to Kmart Corporation (“Kmart”), which are accounted for as leveraged leases (see Note 11).

The following represents the components of the net investment in the leveraged leases:

	December 31,
	2007	2006
Rents receivable	$57,410	$61,439
Residual values	10,000	10,000
Nonrecourse debt service	(45,345)	(48,598)
Unearned income	(15,940)	(16,130)
	6,125	6,711
Less: Deferred taxes arising from leveraged leases	5,837	6,127
	$288	$584

The Company’s share of income arising from this investment was $191 and $279 for the years ended December 31, 2007 and 2006, respectively, and is included in revenues from real estate operations in the Consolidated Statements of Income.

6.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:
	December 31,
	2007	2006
Accounts payable	$4,072	$3,999
Accrued wages and benefits	1,942	1,821
Other accrued expenses	4,920	3,778
	$10,934	$9,598

7.       Long-term Debt

Long-term debt consists of the following:
	December 31,
	2007	2006
Mortgages on real property	$33,336	$12,140
Less: Current maturities	1,002	471
	$32,334	$11,669

Mortgages bear interest at rates ranging from 4% to 8% per annum and are collateralized by the related real property which had a net carrying value at December 31, 2007 of $28,938, exclusive of hotel furniture, fixtures and equipment.  Such amounts are scheduled to mature at various dates from December 2008 through January 2018.

In connection with the acquisition of the Utica Hotel (see Note 2), the Company assumed a mortgage in the amount of $2,315 which bears interest at 7.5% per annum, with monthly installments of interest and principal of $30 through December 2015.  In August 2007, the Company obtained an additional mortgage on the Utica Hotel in the amount of $12,000.  This mortgage bears interest at 6.18% per annum, is payable monthly based on a 25-year amortization and matures in August 2017.

During December 2007, the Company obtained a mortgage on its hotel located in Atlanta, Georgia in the amount of $7.5 million, which bears interest at 6.57%, is payable monthly based on a 30-year amortization and matures in January 2018.

The approximate aggregate maturities of these obligations at December 31, 2007 are as follows:

	Years ending December 31,
	2008	2009	2010	2011	2012	There- after	Total
Aggregate maturities	$1,002	$2,710	$1,025	$1,027	$1,099	$26,473	$33,336

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

The fair value of notes receivable are estimated using discounted cash flow analyses, with interest rates comparable to loans with similar terms and borrowers of similar credit quality.  The fair value of notes receivable at December 31, 2007 and 2006 was approximately $1,190 and $2,763, respectively, while the carrying value was $1,147 and $2,530 for the same periods.

At December 31, 2007 and 2006, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are carried at fair value based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The fair value of long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements.  The fair value of long-term debt at December 31, 2007 and 2006 was approximately $29,968 and $11,142, respectively, while the carrying value was $33,336 and $12,140 for the same periods.

The derivative instruments held by the Company, representing put and/or call options, are carried at fair value based on quoted market prices or dealer quotes.  At December 31, 2007 and 2006, the fair value of these derivatives was ($15) and ($20), respectively.

9.       Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

In November 2005, the Board of Directors authorized a “Dutch Auction” self-tender offer for up to 1,000 shares of the Company’s common stock resulting in the January 2006 repurchase and retirement of 544 shares of common stock for an aggregate purchase price of $13,323 or $24.50 per share.  In addition, during the years ended December 31, 2007 and 2006, the Company purchased and retired 542 and 14 shares of common stock for an aggregated purchase price of $16,200 and $303, respectively.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.

Stock Options

The Company has two stock option plans, the Incentive and Non-Qualified Stock Option Plan (the “Incentive Plan”) and the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the “Joint Plan”), under which qualified and nonqualified options may be granted to key employees to purchase the Company’s common stock at the fair market value on the date of grant.  Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant.  Stock options generally expire ten years from the date of grant.  The number of authorized shares reserved for issuance is 3,650 under the Incentive Plan and 2,650 under the Joint Plan.

At December 31, 2007, there were 1,917 and 2,832 options outstanding under the Joint Plan and Incentive Plan, respectively.  At December 31, 2006, there were 2,153 and 3,146 options outstanding under the Joint Plan and Incentive Plan, respectively.

Outstanding stock options as of December 31, 2007, and changes during the year then ended are summarized below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,299	$11.61
Exercised	(550)	$9.05
Outstanding and exercisable at December 31, 2007	4,749	$11.91	3.0 years	$57,434

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 represents the difference between the Company’s closing stock price at the end of the year ($24.00) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $11,530 and $1,635, respectively, based on the market price on the date of exercise.

10.           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2007	2006
Numerator:
Income from continuing operations	$17,545	$30,045
Denominator:
Basic - weighted-average shares outstanding	8,290	8,299
Dilutive effect of employee stock options	1,895	1,918
Diluted - weighted-average shares outstanding	10,185	10,217
Basic earnings per share - continuing operations	$2.12	$3.62
Diluted earnings per share - continuing operations	$1.72	$2.94

11.         Transactions with Related Parties

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  A group that includes the wife of the Company’s Board Chairman, two Directors of the Company and the wife of one of the Directors have an 8% interest in this entity (see Note 5).

12.         Income Taxes

Deferred income taxes are determined on the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements using enacted tax rates.  Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits are more likely than not.

The components of the net deferred tax liability are as follows:

	December 31,
	2007	2006
Realization allowances related to accounts receivable and inventories	$449	$421
Net unrealized gain on available-for-sale securities	(125)	(693)
Basis differences relating to real property	(5,676)	1,271
Accrued expenses, deductible when paid	4,470	4,554
Deferred profit	(481)	(414)
Basis differences relating to business acquisitions	(223)	(223)
Leveraged lease	(5,837)	(6,127)
Property, plant and equipment	(731)	(636)
Pensions	(309)	(193)
Stock-based compensation	267	—
Other, net	(276)	(170)
Net deferred tax liability	(8,472)	(2,210)
Less: Current portion – asset	1,143	583
Noncurrent portion	$(9,615)	$(2,793)

The income tax provision (benefit) from continuing operations reflected in the Consolidated Statements of Income is as follows:

	For the years ended December 31,
	2007	2006
Current:
Federal	$2,285	$(10,111)
State	742	(985)
Deferred	5,989	717
	$9,016	$(10,379)

A reconciliation of the tax provision from continuing operations computed at statutory rates to the amounts shown in the Consolidated Statements of Income are as follows:
	For the years ended December 31,
	2007	2006
Computed federal income tax provision at statutory rates	$9,296	$6,883
State tax (benefit), net of federal tax effect	424	(641)
Reversal of long-term and deferred tax liabilities	—	(17,330)
Other, net	(704)	709
	$9,016	$(10,379)

During 2006, the Company reversed $17,330 in long-term and deferred income tax liabilities relating to certain tax matters for which the statue of limitations had expired.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing a recognition threshold for positions taken or expected to be taken in a tax return that result in a benefit.

At the date of the adoption, the Company had a total of $4,324 of gross unrecognized tax benefits.  The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long-term liabilities.  Therefore upon adoption of FIN 48, the Company reclassed $1,128 from income taxes payable to other long-term liabilities.  As of December 31, 2007, the Company had a total of $4,700 of gross unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$4,324
Additions based on tax positions related to the current year	560
Lapse of statute of limitations	(184)
Balance at December 31, 2007	$4,700

Substantially the entire amount, if recognized, would favorably effect the Company’s effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax positions as a component of income tax expense.  As of December 31, 2007, the Company had approximately $2,268 of accrued interest and penalties related to uncertain tax positions.  During the year ended December 31, 2007, the Company recognized $352 of interest and penalties within income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax in multiple states.  For all major taxing jurisdictions, the tax years 2004 through 2006 remain open to examination.  As of December 31, 2007, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

13.         Other Income and Expense, Net

The components of other income and expense, net in the Consolidated Statements of Income are as follows:

	For the years ended December 31,
	2007	2006
Litigation award from prior condemnation	$5,665	$—
Net realized and unrealized gain on derivative instruments	371	1,584
Net (loss) gain on the sale of available-for-sale securities	(402)	73
Litigation settlement	—	422
Other, net	(17)	(39)
	$5,617	$2,040

14.         Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees and the former employees of one of the Company’s discontinued manufacturing segments.  The plan provides defined benefits based on years of service and compensation level.

Changes in benefit obligation, plan assets and funded status of the plan are as follows:

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of year	$8,906	$8,559
Service cost	315	306
Interest cost	683	654
Actuarial loss	241	148
Benefits paid	(729)	(761)
Benefit obligation, end of year	9,416	8,906
Change in plan assets:
Fair value of plan assets, beginning of year	9,457	9,190
Actual return on plan assets	871	1,028
Contributions	700	—
Benefits paid	(729)	(761)
Fair value of plan assets, end of year	10,299	9,457
Funded status	$883	$551

The funded status at December 31, 2007 and 2006 is included in other assets in the Consolidated Balance Sheets.  As of December 31, 2007 and 2006, the accumulated benefit obligation was $9,185 and $8,671, respectively.

Amounts recognized in accumulated other comprehensive income, before income taxes, consist of the following:

	December 31,
	2007	2006
Unrecognized net actuarial gain	$599	$840
Unrecognized net gain	496	352
	$1,095	$1,192

Net periodic pension expense consists of the following:
	For the years ended December 31,
	2007	2006
Service cost	$(315)	$(306)
Interest cost	(683)	(654)
Expected return on plan assets	727	695
Net periodic pension expense	$(271)	$(265)

In determining the projected benefit obligation and net periodic pension cost, the weighted-average assumed discount rate and expected long-term rate of return on plan assets was 8%, while the rate of expected increases in future compensation was 3.5%, in all periods presented.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2007 pension expense by $91.

The expected long-term rate of return on plan assets is determined by considering historical rates of return, the current return trends, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The Company does not expect any of the amounts in accumulated other comprehensive income to be recognized as a component of net periodic cost during 2008.

The allocations of plan assets by category are as follows:

	December 31,
	2007	2006
Equity securities	88.2%	77.2%
Debt securities	6.0	10.7
U.S. government securities	0.6	3.8
Cash and other investments	5.2	8.3
	100.0%	100.0%

The Company’s pension plan assets are managed by outside investment managers and the plan’s trustees.  The Company’s investment strategy with respect to pension assets is to maximize return while protecting principal.  The investment managers have the flexibility to adjust the asset allocations and move funds to the asset class that offers the most opportunity for investment returns.

Benefit payments, which include the effects of expected future service, are expected to be paid as follows:

	Years ending December 31,
	2008	2009	2010	2011	2012	2013-2017
Expected benefit payments	$892	$884	$884	$900	$900	$4,423

15.         Business Segments

The Company operates through three business segments:  real estate investment and management, hotel operations and engineered products.  The real estate investment and management segment is engaged in the business of investing in and managing real estate properties which are located throughout the United States.  The hotel operations segment currently owns and operates three hotels located in the United States.  Engineered products are manufactured through wholly-owned subsidiaries of the Company and primarily consist of knitted wire products and components and transformer products which are sold worldwide.

Operating results of the Company’s business segments are as follows:
	For the years ended December 31,
	2007	2006
Net revenues and sales:
Real estate investment and management	$19,652	$19,295
Hotel operations	14,564	8,807
Engineered products	37,820	37,158
	$72,036	$65,260
Operating income (loss):
Real estate investment and management	$11,960	$12,015
Hotel operations	2,072	418
Engineered products	2,083	2,784
General corporate expenses	(2,776)	(4,089)
	13,339	11,128
Other income, net	13,222	8,538
Income from continuing operations before income taxes	$26,561	$19,666

	For the years ended December 31,
	2007	2006
Depreciation and amortization expense:
Real estate investment and management	$1,878	$1,555
Hotel operations	1,279	782
Engineered products	339	343
General corporate expenses	95	96
	$3,591	$2,776
Mortgage interest expense:
Real estate investment and management	$247	$268
Hotel operations	849	529
	$1,096	$797

Sales by the Company’s engineered products segment to automobile original equipment manufacturers and their first tier suppliers accounted for approximately 24.6% and 27.8% of 2007 and 2006 consolidated revenues, respectively.  Sales by the engineered products segment to General Motors, its largest customer, accounted for 14.6% and 15.6% of the segment’s sales for the years ended December 31, 2007 and 2006, respectively.  Sales to Autoliv in 2006 of 10.5% represents the only other customer whose sales exceeded 10% of this segment’s net sales in each of the two years ended December 31, 2007.

Approximately 13.7% and 14.2% of 2007 and 2006 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company’s business segments is as follows:
	December 31,
	2007	2006
Identifiable assets:
Real estate investment and management and corporate assets	$227,854	$196,685
Hotel operations	31,867	14,841
Engineered products	12,349	12,074
	$272,070	$223,600
Additions to long-lived assets:
Real estate investment and management and corporate assets	$4,146	$11,685
Hotel operations	16,564	2,215
Engineered products	176	283
	$20,886	$14,183

The cost of long-lived asset additions includes the assumption of mortgage obligations ($2,315) in connection with the acquisition of the Utica Hotel in 2007 (see Note 2).

16.         Lease Obligations

At December 31, 2007, the Company was obligated under various noncancelable operating leases which expire on various dates through 2040.  These leases include certain facilities and equipment of the engineered products segment, as well as land leases of the real estate investment and management segment.  Certain leases contain renewal options and/or increased rental amounts.  The future minimum rental commitments under operating leases are as follows:

	Years ending December 31,
	2008	2009	2010	2011	2012	There- after	Total
Minimum rental commitments	$607	$465	$178	$125	$118	$1,527	$3,020

Rental expense under operating leases was $623 and $635 for 2007 and 2006, respectively.

17.           Commitments and Contingencies

The Company has undertaken the completion of environmental studies and/or remedial action at Metex’ two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection (“NJDEP”).  Environmental experts engaged by the Company estimate that under the most probable scenario, the remediation of this site is anticipated to require initial expenditures of $860, including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15 year period.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company has approximately $9,500 and $9,700 recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2007 and 2006, respectively, to cover such matters.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (the “Officer”) which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Officer a lump sum severance payment equal to three years salary and purchase outstanding options.  The employment agreement provides for successive one year terms unless either the Company or the Officer gives the other written notice that the employment agreement is terminated and also provides a death benefit which the Company secures through an insurance policy.

The Company is subject to various other litigation, legal, regulatory and tax matters that arise in the ordinary course of business activities.  When management believes it is probable that liabilities have been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Consolidated Financial Statements, depending on the anticipated payment date.  During 2006, the Company reversed $17,330 in long-term and deferred income tax liabilities relating to certain tax matters for which the statue of limitations had expired.  None of the remaining matters are expected to result in a material adverse effect on the Company’s consolidated financial position or results of operations.