Form 10-K/A
UNITED CAPITAL CORP /DE/
filed 2008-04-29
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________________

Commission file number 1-10104

UNITED CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-2294493
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9 Park Place, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:   516-466-6464

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

The number of shares of the Registrant’s $.10 par value common stock outstanding as of April 24, 2008 was 8,266,286.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 24, 2008, the executive officers and directors of United Capital Corp. (“we,” “our” or the “Company”) are as follows:

Name	Principal Occupation	Age

A.F. Petrocelli	Chairman of the Board, President and Chief Executive Officer	64

Michael T. Lamoretti	Vice President – Real Estate Operations	40

Howard M. Lorber *	President and Chief Executive Officer of Vector Group Ltd.	59

Robert M. Mann *	Private Investor – Apparel Industry	66

Anthony J. Miceli	Vice President, Chief Financial Officer and Secretary	45

Arnold S. Penner *	Self-employed real estate investor and broker	71

Michael J. Weinbaum	Vice President – Real Estate Operations	41
_______________

*
Independent Director under rules established by the American Stock Exchange.  The Company is a “Controlled” company under such rules in that Mr. Petrocelli owns more than 50% of the outstanding Common Stock of the Company.

A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer of the Company since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June, 1981.  Mr. Petrocelli was Chairman of the Board of Directors, President and Chief Executive Officer of Prime Hospitality Corp. (“Prime”), a New York Stock Exchange listed company from 1998 until its sale to an affiliate of The Blackstone Group in October 2004.  Mr. Petrocelli is also a director of Nathan’s Famous, Inc. (“Nathan’s”).

MICHAEL T. LAMORETTI, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Lamoretti is a son-in-law of Mr. Petrocelli.  Mr. Lamoretti is a member of the Real Estate Board of New York, the International Council of Shopping Centers and a member of the board of the Great Neck Plaza Management Council.

HOWARD M. LORBER, has been a Director of the Company since 1991.  In addition, Mr. Lorber has been the Executive Chairman of Nathan’s since January 2007.  Previously at Nathan’s, Mr. Lorber served as Chairman of the Board from 1990 until December 2006 and Chief Executive Officer from 1993 until December 2006.  Also, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006.  Previously, Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until December 2005.  Mr. Lorber was President, Chief Operating Officer and a Director of New Valley Corporation from November 1994 until its merger with Vector Group in December 2005.  Mr. Lorber has also been a Vice Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. since July 2006.  Previously, he was Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. from May 2001 to July 2006.  Mr. Lorber has also been a director of SP Acquisition Holdings, Inc., a blank check company, since June 2007.  For more than the past five years, Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp.

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

MICHAEL J. WEINBAUM, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Weinbaum is a son-in-law of Mr. Petrocelli.  Mr. Weinbaum is a member of the International Council of Shopping Centers.

CORPORATE GOVERNANCE

The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.  The Company regularly monitors developments in the area of corporate governance.  In July 2002, Congress passed the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements.  In addition, the American Stock Exchange (“AMEX”) has instituted corporate governance and listing requirements.

Audit Committee

The Company has an Audit Committee consisting of Messrs. Lorber, Mann and Penner.  The Company has determined that Mr. Lorber is a “Financial Expert” as defined by the rules promulgated under the Sarbanes-Oxley Act.

Code of Business Conduct and Ethics

We have also adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company.  It is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.  Such Code of Business Conduct and Ethics was filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The Company’s chief executive officer, chief financial officer and other two executive officers are referred to below individually as the Named Executive Officer (“NEO”) and collectively as the Named Executive Officers (“NEOs”).

Compensation Philosophy and Objectives

The philosophy of our Compensation and Stock Option Committee is to closely align compensation paid to executive officers with the achievement of the Company’s annual and long-term performance goals.  In establishing compensation for our NEOs, the following are the Compensation and Stock Option Committee’s objectives:

•	Setting levels of compensation designed to attract and retain superior executives in a highly competitive business environment;

•	Providing incentive compensation that varies directly with the Company’s financial performance and the impact of individual initiative and achievement on such financial performance;

•	Linking compensation to elements which effect the Company’s annual and long-term performance;

•	Evaluating the competitiveness of executive compensation programs based upon information drawn from a variety of sources; and

•
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

Employment Agreement

Due to Mr. Petrocelli’s unique qualifications, and his position in the Company, we have an employment agreement with Mr. Petrocelli.  We entered into an Amended and Restated Employment Agreement with Mr. Petrocelli dated as of November 17, 2003 (the “Employment Agreement”), providing for the employment of Mr. Petrocelli as Chairman of the Board, President and Chief Executive Officer.  The Employment Agreement provided a base salary in the amount of $750,000 which was subsequently increased by the Compensation and Stock Option Committee to $800,000 effective January 2006.  The Employment Agreement further provides for the potential payment of bonuses to Mr. Petrocelli as determined by the Compensation and Stock Option Committee.

The bonus paid to Mr. Petrocelli, is based on, among other things, the Company’s prior year performance and the Company’s total revenue for the previous year.  At the Company’s 2003 annual meeting of stockholders, the stockholders approved a proposal which provided that in any year that the total revenues of the Company exceed $50 million, the Chief Executive Officer would be entitled to receive a bonus.

In the event of a change of control of the Company, as defined in the Employment Agreement, we will pay Mr. Petrocelli a lump sum severance payment equal to three years salary and purchase outstanding options owned by Mr. Petrocelli.  The Employment Agreement provides for successive one-year terms, unless either we or Mr. Petrocelli gives the other written notice that the Employment Agreement is terminated, and also provides a death benefit which the Company secures through an insurance policy.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the Chief Executive Officer (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation’s fiscal year.  The $1 million compensation deduction limitation does not apply to “performance-based compensation.”  The Company believes that the bonus received by Mr. Petrocelli in 2008 for services rendered during 2007 is “performance-based” since the Company’s revenues exceeded $50 million for the year ended December 31, 2007, which is the performance criterion the Company is required to achieve in order for the Chief Executive Officer to be eligible to receive a bonus, as approved at the Company’s 2003 Annual Meeting of Stockholders.  In addition, the Company believes that any compensation received by executive officers in connection with the exercise of options granted under the Plan or the Joint Plan qualifies as “performance-based compensation.”

Termination or Change in Control

The only NEO that the Company has an employment contract with is Mr. Petrocelli.  In the event of a change of control of the Company, as defined in the Employment Agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary at his current rate and purchase outstanding options owned by Mr. Petrocelli.  The aggregate intrinsic value of the outstanding options owned by Mr. Petrocelli as of December 31, 2007 was $43,524,000, which represents the difference between the Company’s closing stock price on such date ($24.00) and the exercise price of each option, multiplied by the number of “in-the-money” options.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation, including costs paid by the Company related to certain perquisites, to the NEOs with respect to the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total (2)

A.F. Petrocelli Chairman of the Board, President and Chief Executive Officer	2007 2006	$800,000 800,000	$750,000 750,000	$77,889 74,597	$1,627,889 1,624,597

Michael T. Lamoretti Vice President – Real Estate Operations	2007 2006	235,000 225,000	140,000 110,000	53,510 51,178	428,510 386,178

Anthony J. Miceli Vice President and Chief Financial Officer	2007 2006	260,000 250,000	140,000 130,000	18,126 14,774	418,126 394,774

Michael J. Weinbaum Vice President – Real Estate Operations	2007 2006	235,000 225,000	140,000 110,000	57,348 54,117	432,348 389,117
_______________

(1)
This column includes the total amount of all perquisites paid by the Company during 2007 and 2006 for our NEOs.  These amounts include the following (individually greater than $25,000 or 10% of the total amount of the perquisites received):  (1) total automobile lease payments made by the Company of $38,688, $14,360, $16,998 and $12,902 in 2007 and $35,672, $12,570, $13,431 and $13,448 in 2006 for Messrs. Petrocelli, Lamoretti, Miceli and Weinbaum, respectively; and (2) club membership dues of $39,201, $36,417 and $41,238 in 2007 and $38,925, $35,045 and $37,106 in 2006 for Messrs. Petrocelli, Lamoretti and Weinbaum, respectively.  In addition, the Company has a proportionate interest in a corporate aircraft that is available for use by the executive officers of the Company.  The total cost of the proportionate interest in the corporate aircraft was approximately $329,000 and $382,000 during 2007 and 2006, respectively.

(2)	The values in this table were determined using the aggregate incremental cost to the Company and could differ substantially from those used for income tax purposes.

Grant of Equity Awards

The Company did not grant any stock options in the fiscal year ended December 31, 2007 to any employees, including the NEOs.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding the outstanding options that have been granted to our NEOs under the Plan and the Joint Plan, but remain unexercised or unvested as of December 31, 2007.

Option Awards
	Number of Securities Underlying		Option	Option
	Unexercised Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

A.F. Petrocelli	600,000	—	$11.44	6/09/2008
	600,000	—	7.03	7/14/2009
	600,000	—	6.53	6/07/2010
	600,000	—	11.93	6/12/2011
	600,000	—	12.20	6/11/2012
	454,000	—	21.80	6/10/2013

Michael T. Lamoretti	42,000	—	$11.44	6/09/2008
	60,000	—	7.03	7/14/2009
	66,000	—	11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Anthony J. Miceli	4,000	—	$12.58	6/09/2008
	56,000	—	11.44	6/09/2008
	66,000	—	11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Michael J. Weinbaum	18,000	—	$12.58	6/09/2008
	42,000	—	11.44	6/09/2008
	60,000	—	7.03	7/14/2009
	20,000	—	6.53	6/07/2010
	66,000	—	11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Retirement Benefits

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covers substantially all full-time employees including the NEOs of the Company.  The Company contributed $700,000 to the Pension Plan for the year ended December 31, 2007.  The Pension Plan provides defined benefits based on years of service and compensation level.  Each of our NEOs are fully-vested in the Pension Plan.

The Company also has a Supplemental Retirement and Death Benefit Program (the “Supplemental Program”) which was terminated over ten years ago.  All participants at that time retained their benefits under the plan.  Messrs. Petrocelli and Miceli are included in this group.  Under the Supplemental Program, participants, upon death or reaching a normal retirement age of 65, receive a supplemental benefit, as defined, in equal quarterly installments over a ten year period, as stated in the plan.  Retirement benefits are proportionally reduced for early retirement at the age of 55 or thereafter.

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

Director Compensation

Directors of the Company who are not officers of the Company are entitled to receive compensation for serving as directors in the amount of $6,000 per annum and $500 per Board meeting and Committee meeting attended.  The following table reflects all compensation earned and paid to the non-employee directors of the Company during the 2007 calendar year for services rendered to the Company:

Name	Fees Earned or Paid in Cash
Howard M. Lorber	$12,500
Robert M. Mann	10,500
Arnold S. Penner	12,500

The aggregate number of outstanding stock options held by each independent, non-employee director as of December 31, 2007 was 118,000, 100,000 and 118,000 for Messrs. Lorber, Mann and Penner, respectively.  No director was granted any stock options, stock awards or received any other compensation from the Company in the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning ownership of the Company’s Common Stock, as of April 24, 2008, by each person known to be the beneficial owner of more than five percent of the Common Stock, each director and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class (9)

A.F. Petrocelli 9 Park Place Great Neck, NY 11021	8,969,448	(1)(2)	76.5%

Beverly Petrocelli c/o 9 Park Place Great Neck, NY 11021	8,969,448	(2)	76.5%

Anthony J. Miceli	263,900	(3)	3.1%

Michael T. Lamoretti	302,000	(4)	3.5%

Michael J. Weinbaum	346,036	(5)	4.0%

Howard M. Lorber	218,000	(6)	2.6%

Robert M. Mann	101,400	(7)	1.2%

Arnold S. Penner	118,000	(8)	1.4%

All executive officers and directors as a group (7 persons)	10,318,784	(1)(3)(4)(5)(6)(7)(8)(9)	79.6%
_______________

(1)
Mr. Petrocelli owns directly 4,515,448 shares of Common Stock and presently exercisable options to purchase 3,454,000 shares of Common Stock.  Also includes 1,000,000 shares held by Mrs. Petrocelli, the wife of Mr. Petrocelli.  Such shares may be deemed to be beneficially owned by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2)
Mrs. Petrocelli is the wife of Mr. Petrocelli.  Includes 1,000,000 shares of Common Stock held by Mrs. Petrocelli, 7,969,448 shares held by Mr. Petrocelli (which includes presently exercisable options to purchase 3,454,000 shares of Common Stock).  Such shares may be deemed to be beneficially owned by Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of all shares held by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of the shares held by her adult children and grandchildren.

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

(6)
Includes 100,000 shares owned by Lorber Alpha II, L.P. (an entity in which Mr. Lorber may be deemed to be a control person).  Mr. Lorber disclaims beneficial ownership of all shares owned Lorber Alpha II, L.P.  Also includes presently exercisable options to purchase 118,000 shares of Common Stock.

(7)	Consists of 1,400 shares of Common Stock and presently exercisable options to purchase 100,000 shares of Common Stock.

(8)	Consists of presently exercisable options to purchase 118,000 shares of Common Stock.

(9)
Includes the shares of Common Stock subject to options which are presently exercisable and held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2007.

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart Corporation.  Also participating in this transaction were Mrs. Petrocelli, Mr. Penner, Mr. Lorber and the spouse of a director who together have approximately an 8% interest in this transaction.  Mr. Petrocelli disclaims beneficial ownership of the participation interest held by his wife.  The Company’s share of income arising from this investment, accounted for as a leverage lease, was $191,000 in 2007.

Hallman & Lorber Associates, Inc. (“H&L”) provided pension plan services to the Company during its last fiscal year.  The Company anticipates it will continue such relationship in this fiscal year.  Mr. Lorber, a Director of the Company and Chairman of the Company’s Compensation and Stock Option and Audit Committees, is a consultant to H&L.

The Company has Indemnity Agreements with certain directors (individually, each an “Indemnitee”), indemnifying each Indemnitee against the various legal risks and potential liabilities to which such individuals are subject due to their position with the Company, in order to induce and encourage highly experienced and capable persons such as the Indemnitees to continue to serve as Directors of the Company.

In March 2007, Messrs. Lamoretti, Miceli and Weinbaum exercised options to purchase 23,000, 30,000 and 20,000 shares of the Company’s Common Stock, respectively, at exercise prices between $8.50 and $12.58 and sold such shares to the Company at a purchase price of $34.40 per share.  The shares acquired by the Company were acquired pursuant to the Company’s previously announced stock buy back plan.

In June 2007, Mr. Petrocelli sold options to purchase 409,468 shares of the Company’s Common Stock to the Company at a purchase price per share of $20.80 which represents the difference between the closing price of the Company’s Common Stock on such date ($29.30 per share) and the exercise price of the options ($8.50 per share).  In addition, the Company also repurchased options to purchase 20,000 shares held by each of Messrs. Lorber and Penner for $20.80 per share, which also represents the difference between the closing price of the Company’s Common Stock on such date and the option exercise price ($8.50).

Director Independence

Pursuant to AMEX rules, the Company is not required to have a majority of independent directors by virtue of the fact that it is a “controlled company” in that Mr. A.F. Petrocelli beneficially owns more than 50% of the Company’s outstanding Common Stock.  The Board of Directors has determined that the following Directors of the Company are independent directors under AMEX rules:  Howard M. Lorber, Robert M. Mann and Arnold S. Penner.  As described above, the Company and Messrs. Lorber and Penner are involved in certain transactions.  Notwithstanding such transactions, both Mr. Lorber and Mr. Penner are independent directors as such term is defined by AMEX Rule 121(A) of the AMEX listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors for the year ended December 31, 2007 were Holtz Rubenstein Reminick LLP (“Holtz”).  The Company’s auditors for the year ended December 31, 2006 were Goldstein Golub Kessler LLP (“GGK”).  As a result of financial and other considerations the Audit Committee voted on November 13, 2007 to appoint Holtz as the Company’s new independent accountants.

Pursuant to Item 304(a) of Regulation S-K, the Company reported the following:

(a)	Previous Independent Accountants

(i)	On November 13, 2007, the Company retained Holtz as its independent certified public accountants in place of GGK, who were dismissed as independent auditors of the Company effective November 13, 2007.

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

(vi)
The Company requested GGK to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of that letter, dated November 14, 2007, was filed as Exhibit 16 on Form 8-K dated November 13, 2007.

(b)	New Independent Accountants

(i)
The Company engaged Holtz as its new independent accountants effective November 13, 2007.  During the two most recent fiscal years and through November 13, 2007, the Company has not consulted with Holtz concerning the Company’s financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was either the subject of a “disagreement” or “reportable event” (as such terms are defined in Item 304 of Regulation S-K) with the previous independent accountants.

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full-time, permanent employees of RSM and through which its partners provided non-audit services.  GGK has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The aggregate fees billed to or accrued by the Company by Holtz, GGK and RSM for services performed for the years ended December 31, 2007 and 2006 are as follows:

	2007		2006
	Holtz	GGK/RSM	GGK/RSM
Audit Fees	$76,000	$25,000	$93,000
Audit Related Fees	25,000	16,000	22,000
Tax Fees	95,000	5,000	124,000
All Other Fees	—	—	—

Audit Fees

The aggregate audit fees for the years ended December 31, 2007 and 2006 were primarily related to the audit of the Company’s annual financial statements and review of those financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit Related Fees

Audit related fees for the years ended December 31, 2007 and 2006 were primarily incurred in connection with the audits of the Company’s employee benefit plans.  In addition, during the year ended December 31, 2007, the Company incurred additional audit related fees related to the consent of prior auditors to the inclusion of its opinion in the Company’s annual financial statements.

Tax Fees

Tax fees for the years ended December 31, 2007 and 2006 were primarily related to tax and other related services.  For the year ended December 31, 2006, tax fees, which do not include Financial Information System Design and Implementation fees, have been provided by RSM.

All Other Fees

The Company did not engage Holtz, GGK or RSM to provide any other services during the fiscal years ended December 31, 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements. The required Financial Statements were previously filed on this Form 10-K.

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1993).

3.2
Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	By-laws of the Company (incorporated by reference to exhibit 3.2 filed with the Company’s report on Form 8-K dated April 14, 2005).

	10.1
Incentive and Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2000).

	10.2	Additional amendment to Incentive and Non-Qualified Stock Option Plan of the Company (incorporated by reference to exhibit 4.2 filed with the Company’s report on Form S-8 dated August 23, 2002).

	10.3
1988 Joint Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1998).

	10.4
Amended and Restated Employment Agreement dated as of November 17, 2003 by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit 10.4 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

	14.	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

**	21.	Subsidiaries of the Company.

**	23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

**	23.2	Consent of Independent Registered Public Accounting Firm – Goldstein Golub Kessler LLP.

*	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Previously filed on the Company’s Report on Form 10-K for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

By:	/s/ Anthony J. Miceli
Anthony J. Miceli, Vice President and Chief Financial Officer

Dated:  April 25, 2008