Form 10-Q
period 2008-03-31
UNITED CAPITAL CORP /DE/
filed 2008-05-08
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-10104

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The registrant had 8,264,786 shares of common stock, $.10 par value, outstanding as of May 5, 2008.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$125,122	$129,003
Marketable securities	31,793	27,191
Notes and accounts receivable, net	9,837	24,209
Inventories	5,033	5,458
Prepaid expenses and other current assets	1,667	1,787
Deferred income taxes	2,604	1,143

Total current assets	176,056	188,791

Property, plant and equipment, net	5,971	6,249
Real property held for rental, net	79,897	66,494
Investment in joint venture	5,952	6,125
Noncurrent notes receivable	341	352
Other assets	4,024	4,059

Total assets	$272,241	$272,070

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,031	$1,002
Accounts payable and accrued liabilities	10,876	10,934
Income taxes payable	5,228	4,343

Total current liabilities	17,135	16,279

Long-term debt	32,068	32,334
Other long-term liabilities	15,314	15,233
Deferred income taxes	9,554	9,615

Total liabilities	74,071	73,461

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 8,270 and 8,286 shares, respectively	827	829
Retained earnings	199,118	196,817
Accumulated other comprehensive (loss) income, net of tax	(1,775)	963
Total stockholders’ equity	198,170	198,609

Total liabilities and stockholders’ equity	$272,241	$272,070

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net sales	$9,899	$9,928
Revenues from real estate operations	8,843	6,917

Total revenues	18,742	16,845

Costs and expenses:
Cost of sales	7,534	7,420
Real estate operations:
Mortgage interest expense	514	195
Depreciation expense	948	712
Other operating expenses	4,366	3,189
General and administrative expenses	1,790	1,619
Selling expenses	934	909

Total costs and expenses	16,086	14,044

Operating income	2,656	2,801

Other income (expense):
Interest and dividend income	1,554	1,808
Other income and expense, net	23	5,711

Total other income	1,577	7,519

Income from continuing operations before income taxes	4,233	10,320

Provision for income taxes	1,545	3,670

Income from continuing operations	2,688	6,650

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $6	—	(9)
Net gain on disposal of discontinued operations, net of tax provision of $632	—	947

Income from discontinued operations	—	938

Net income	$2,688	$7,588

Basic earnings per share:
Income from continuing operations	$.32	$.81
Income from discontinued operations	—	.11
Net income per share	$.32	$.92

Diluted earnings per share:
Income from continuing operations	$.27	$.63
Income from discontinued operations	—	.09
Net income per share assuming dilution	$.27	$.72

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,688	$7,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,063	831
Gain on disposal of discontinued operations, net of tax	—	(947)
Litigation award from prior condemnation	—	(5,665)
Net loss on sale of available-for-sale securities	—	25
Net realized and unrealized gain on derivative instruments	(30)	(71)
Income from equity investment	(22)	(48)
Deferred income taxes	(48)	1,687
Other, net	37	31
Changes in assets and liabilities:
Notes and accounts receivable, net	(629)	(8,032)
Inventories	425	(47)
Prepaid expenses and other current assets	120	—
Other assets	(13)	(1,022)
Accounts payable and accrued liabilities	(44)	(7)
Income taxes payable	885	502
Other long-term liabilities	81	(102)
Net cash provided by (used in) operating activities of continuing operations	4,513	(5,277)
Operating activities of discontinued operations	—	(46)

Net cash provided by (used in) operating activities	4,513	(5,323)

Cash flows from investing activities:
Purchase of available-for-sale securities	(9,564)	(10,978)
Proceeds/maturities from sale of available-for-sale securities	754	15,334
Proceeds from sale of real estate assets	—	2,646
Use of proceeds held in escrow	15,000	—
Net proceeds from litigation award from prior condemnation	—	5,665
Proceeds from sale of derivative instruments	16	51
Principal payments on notes receivable	12	38
Acquisition of property, plant and equipment	(46)	(70)
Acquisition of/additions to real estate assets	(14,135)	(533)
Distributions from joint venture	195	196

Net cash (used in) provided by investing activities	(7,768)	12,349

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from financing activities:
Principal payments on mortgage obligations	(237)	(115)
Purchase and retirement of common stock	(389)	(2,511)
Proceeds from exercise of stock options	—	733
Tax benefit from exercise of employee stock options	—	622
Net cash used in financing activities	(626)	(1,271)

Net (decrease) increase in cash and cash equivalents	(3,881)	5,755

Cash and cash equivalents, beginning of period	129,003	76,688

Cash and cash equivalents, end of period	$125,122	$82,443

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$514	$195

Taxes	$589	$842

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.         Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2007, the Company received proceeds of $733 from the exercise of 73 stock options.  During the three months ended March 31, 2007, the Company recorded a tax benefit of $622 to retained earnings related to the exercise of stock options.  No stock options were exercised during the three months ended March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company purchased and retired 16 and 73 shares of common stock for an aggregate purchase price of $389 and $2,511, respectively.

3.         Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$2,688	$6,650

Denominator:
Basic – weighted-average shares outstanding	8,279	8,279
Dilutive effect of employee stock options	1,536	2,203
Diluted – weighted-average shares outstanding	9,815	10,482

Basic earnings per share – continuing operations	$.32	$.81
Diluted earnings per share – continuing operations	$.27	$.63

Index

4.         Stock-Based Compensation

The Company has two stock option plans, the Incentive and Non-Qualified Stock Option Plan and the 1988 Joint Incentive and Non-Qualified Stock Option Plan, under which qualified and non-qualified options may be granted to key employees to purchase the Company’s common stock at the fair market value on the date of grant.  Under both plans, the options typically become exercisable in three equal installments, beginning one year from the date of grant.  Stock options generally expire ten years from the date of grant.  Currently, there are no options available for grant under these plans.

The Company accounts for all stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements.

As of March 31, 2008 and December 31, 2007, the Company had 4,749 stock options outstanding with a weighted-average exercise price of $11.91 per share.  No stock options were exercised during the three months ended March 31, 2008.  As of March 31, 2008, these stock options had a weighted-average remaining contractual term of 2.7 years and an aggregate intrinsic value of $45,825.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2008 ($21.51) and the exercise price of each stock option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.

5.         Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2008:
Equity securities	$34,125	$744	$(4,553)	$30,316
Bonds	1,493	4	(20)	1,477
	$35,618	$748	$(4,573)	$31,793
December 31, 2007:
Equity securities	$24,900	$1,988	$(1,577)	$25,311
Bonds	1,904	1	(25)	1,880
	$26,804	$1,989	$(1,602)	$27,191

Proceeds/maturities from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	Three Months Ended March 31,
	2008	2007
Proceeds/maturities	$754	$15,334
Gross realized gains	$—	$1,214
Gross realized losses	$—	$(1,239)

6.         Inventories

The components of inventories are as follows:
	March 31, 2008	December 31, 2007
Raw materials	$2,429	$2,446
Work in process	497	542
Finished goods	2,107	2,470
	$5,033	$5,458

Index

7.         Real Estate

Property acquisitions

During January 2008, the Company purchased two commercial properties located in Michigan for approximately $13,600.  These properties were purchased using funds available from a property sold during 2007 in connection with a Section 1031 tax-deferred exchange.

Property sales

During the three months ended March 31, 2007, the Company divested itself of four commercial properties and one other property which had a net book value of $1,067 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $2,646 resulting in a gain of $947, on a net of tax basis.

The results of operations of properties sold prior to March 31, 2008 have been reclassified to discontinued operations, on a net of tax basis, for the three months ended March 31, 2007.  Summarized financial information of these properties for the three months ended March 31, 2007 is as follows:

Revenues from real estate operations	$29
Depreciation expense	3
Other operating expenses	41
Loss from operations	$(15)

Properties held for sale

As of March 31, 2008, there were no properties considered by the Company to be held for sale.

8.         Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At March 31, 2008 and December 31, 2007, the fair value of such derivatives was ($1) and ($15), respectively, which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $30 and $71 in net realized and unrealized gains from derivative instruments for the three months ended March 31, 2008 and 2007, respectively, which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

9.        Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

  Level 1:  Quoted market prices in active markets for identical assets or liabilities.
  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.
  Level 3:  Unobservable inputs reflecting the reporting entity’s own assumptions.

SFAS No. 157 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

Index

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities	$31,793	$26,065	$5,728	$—
Derivative financial instruments	$(1)	$(1)	$—	$—

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Based on this guidance, the Company expects to adopt the provisions of SFAS No. 157 as they relate to long-lived assets effective January 1, 2009 and it is not expected to have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 became effective for fiscal years beginning after November 15, 2007.  The Company has elected not to implement the fair value option with respect to any additional financial instruments (other than those previously required under other GAAP rules or standards); therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.

10.      Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees and the former employees of one of the Company’s discontinued manufacturing segments.  The plan provides defined benefits based on years of service and compensation level.

Net periodic pension cost consists of the following:
	Three Months Ended March 31,
	2008	2007
Service cost	$(75)	$(70)
Interest cost	(170)	(165)
Expected return on plan assets	204	187
Net periodic pension cost	$(41)	$(48)

11.      Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended March 31,
	2008	2007
Net income	$2,688	$7,588
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on available-for-sale securities, net of tax effect of $1,474, and $137, respectively	(2,738)	(252)

Reclassification adjustment for net gains realized in net income, net of tax effect of ($9)	—	16

Amortization of unrecognized net gains from pension plan, net of tax effect of $18	—	(34)

Comprehensive (loss) income	$(50)	$7,318

Index

The components of accumulated other comprehensive (loss) income, net of tax are as follows:

	March 31, 2008	December 31, 2007
Net unrealized (loss) gain on available-for-sale securities, net of tax effect of ($1,338) and $136, respectively	$(2,487)	$251
Unrecognized net gains from pension plan, net of tax effect of $383	712	712
Accumulated other comprehensive (loss) income, net of tax	$(1,775)	$963

12.      Business Segments

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

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Operating results of the Company's business segments are as follows:

	Three Months Ended March 31,
	2008	2007
Net revenues and sales:
Real estate investment and management	$5,173	$4,824
Hotel operations	3,670	2,093
Engineered products	9,899	9,928
	$18,742	$16,845
Operating income (loss):
Real estate investment and management	$3,119	$2,944
Hotel operations	(104)	(123)
Engineered products	549	756
General corporate expenses	(908)	(776)
	2,656	2,801
Other income, net	1,577	7,519
Income from continuing operations before income taxes	$4,233	$10,320

13.      Commitments and Contingencies

The Company has undertaken the completion of environmental studies and/or remedial action at Metex’ (as hereafter defined) two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

Index

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9,500 recorded in accounts payable and accrued liabilities and other long-term liabilities at both March 31, 2008 and December 31, 2007 to cover such matters.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data or as otherwise noted)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of United Capital Corp. (the “Company”) and related notes thereto.

Results of Operations:  Three Months Ended March 31, 2008 and 2007

Total revenues for the quarter ended March 31, 2008 increased 11% to $18,742, from $16,845 for the comparable quarter in 2007, primarily due to the acquisition of a hotel in May 2007.  Net income for the three months ended March 31, 2008 was $2,688 or $.32 per basic share compared to net income of $7,588 or $.92 per basic share for the same period in 2007.  The results of the three months ended March 31, 2007 includes a $5,665 litigation award from a property condemned by the City of New York in 2001.

Index

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,173	$3,670	$8,843	$4,824	$2,093	$6,917
Mortgage interest expense	59	455	514	64	131	195
Depreciation expense	590	358	948	419	293	712
Other operating expenses	1,405	2,961	4,366	1,397	1,792	3,189
Income (loss) from operations	$3,119	$(104)	$3,015	$2,944	$(123)	$2,821

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $349 or 7.2% to $5,173 for the first quarter of 2008, compared to the corresponding quarter in 2007, primarily due to additional revenues ($238) from two properties purchased in January 2008.  The addition of these two properties should provide the Company with an additional $1,000 in revenues during the current year.  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage interest expense amounted to $59 for the quarter ended March 31, 2008, a decrease of $5 or 7.8%, compared to the corresponding 2007 quarter, as a result of continuing mortgage amortization.  At March 31, 2008, the outstanding mortgage balance on the Company’s real estate investment properties was below $3,900.  Mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline with scheduled principal reductions.

Depreciation expense associated with real properties held for rental increased $171 for the first quarter of 2008, compared to the corresponding 2007 quarter, primarily attributable to depreciation expense ($175) related to additions to real estate assets over the past twelve months.  Due to the purchase of two commercial properties during the current quarter and other expenditures for capital improvements incurred during the current and prior year, depreciation expense on the Company’s properties for each of the quarters and full year of 2008 should be higher than that reported in the corresponding 2007 periods.

Other operating expenses associated with the management of real properties increased less than one percent for the current quarter ended March 31, 2008, compared to the corresponding 2007 quarter.  Fluctuations within this category did occur however:  a decrease in property maintenance expenses ($106) partially offset by an increase in professional fees ($72) and compensation expense ($29).  Due to the extent of property age, location and vacancies, certain operating expenses, such as property maintenance and utility costs, could fluctuate in the future from those previously incurred.

Hotel Operations

Hotel revenues increased 75.3% to $3,670 for the three months ended March 31, 2008, compared to the corresponding period of 2007, primarily as the result of additional hotel revenues ($1,624) received as a result of the May 2007 acquisition of a hotel located in Utica, New York (the “Utica Hotel”).  In addition, revenues from the Company’s Connecticut and Georgia hotels increased in the 2008 quarter primarily due to stronger demand related to recent renovations and improvements to these properties which allowed the Company to increase average room rates.

Index

Mortgage interest expense related to the Company’s hotel properties increased $324 for the first quarter of 2008, compared to the first quarter of 2007, as a result of mortgages secured on two of the Company’s hotels during 2007.  As a result of these additional mortgages, interest expense for the full year of 2008 should be higher than that of 2007.

Depreciation expense associated with the Company’s hotel operations increased $65 for the quarter ended March 31, 2008, compared to the corresponding quarter in 2007.  This increase is primarily attributable to depreciation expense ($131) related to the Utica Hotel acquired in May 2007, partially offset by a decrease in depreciation expense on the Company’s other two hotels.  Depreciation expense of the Company’s hotel operations for the full 2008 year should increase over that reported in 2007 due to the acquisition of the Utica Hotel.

Other operating expenses related to the management of the Company’s hotels increased $1,169 to $2,961 for the first quarter of 2008, compared to the corresponding quarter of 2007, primarily due to the additional operating expenses of the Utica Hotel ($1,287).

Future hotel revenues and expenses will vary based on demand and desirability of these properties compared to others in their immediate proximity and may be influenced by local and other economic conditions, including the room rate of the hotels.

Engineered Products

The Company’s engineered products segment includes Metex Mfg. Corporation (“Metex”) and AFP Transformers, LLC (“AFP Transformers”).  The operating results of the engineered products segment are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales	$9,899	$9,928
Cost of sales	7,534	7,420
Selling, general and administrative expenses	1,816	1,752
Operating income	$549	$756

Net sales of the engineered products segment decreased less than 1% for the quarter ended March 31, 2008, compared with the results of the corresponding 2007 period.  This decrease is primarily related to a decrease in demand for the Company’s automotive products line, which is a result of the ongoing strike at American Axle and its impact on General Motors.  This decrease is partially offset by an increase in demand for the Company’s engineered products line.  Due to the continued rise in oil prices and softening automotive sales, together with the American Axle strike, the Company expects a decline in 2008 sales of its automotive product line as compared to such sales in 2007.  Although management believes that sales of its engineered products segment are directly influenced by general economic conditions, worldwide automotive demand and industrial capital spending, future sales of this segment could also be affected by changes in technology, competitive forces or challenges to its intellectual property.

Cost of sales as a percentage of sales increased 1.4% in the three months ended March 31, 2008, compared to the corresponding quarter in 2007, primarily related to an increase in the cost of raw materials, primarily copper and steel components, which, where possible, has been passed along to customers.  Continued increases in the price of raw materials could affect the future gross margin and operating profits of this segment.

Selling, general and administrative expenses of the engineered products segment increased $64 or 3.7% for the first quarter of 2008, compared to the corresponding period of 2007, primarily due to increases in payroll and payroll related expenses ($45).

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $132 or 17.0% for the three months ended March 31, 2008, compared to such expenses incurred for the comparable 2007 period, primarily related to non-recurring transactions ($119) in 2007.

Index

Other Income and Expense, Net

The components of other income and expense, net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2008	2007
Litigation award from prior condemnation	$—	$5,665
Net realized and unrealized gain on derivative instruments	30	71
Net loss on sale of available-for-sale securities	—	(25)
Other, net	(7)	—
	$23	$5,711

Included in other income and expense, net during the three months ended March 31, 2007 is a $5,665 litigation award from a property condemned by the City of New York in 2001.

Discontinued Operations

Loss from operations on properties sold and accounted for as discontinued operations was $9, on a net of tax basis, for the three months ended March 31, 2007.  Net gains on the disposal of real estate assets accounted for as discontinued operations were $947, on a net of tax basis, for the three months ended March 31, 2007 (see Note 7 of Notes to Condensed Consolidated Financial Statements). Prior year amounts have been reclassified to reflect results of operations of real properties sold during 2007 as discontinued operations.  The Company did not consider any of its properties to be held for sale as of March 31, 2008 and no properties have been sold during the three months ended March 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,513 for the three months ended March 31, 2008, compared to net cash used in operating activities of $5,323 for the same period in 2007.  This change in operating cash flows results principally from a decrease in notes and accounts receivables, net ($7,403), due to the timing of cash receipts of certain items including the proceeds received from the sale of marketable securities ($6,684), and a decrease in other assets ($1,009).

Net cash used in investing activities was $7,768 for the three months ended March 31, 2008 versus net cash provided by investing activities of $12,349 for the three months ended March 31, 2007.  This change primarily results from the timing of the purchase or sale of available-for-sale securities ($13,166) and a litigation award received from a property condemnation ($5,665) in 2007.

Net cash used in financing activities was $626 and $1,271 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in cash used for financing activities primarily results from a decrease in the purchase and retirement of common stock during the first quarter of 2008 ($2,122) versus that purchased during the first quarter of 2007.  This decrease is partially offset from the exercise of stock options ($733) and the additional tax benefits related to such exercises ($622) during the three months ended March 31, 2007.

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

At March 31, 2008, the Company’s cash and marketable securities totaled $156.9 million and working capital was $158.9 million compared to cash and marketable securities of $156.2 million and working capital of $172.5 million at December 31, 2007.  Management continues to believe that while there has been a decline in the values of certain real estate properties, the overall real estate market in the United States continues to be overvalued and accordingly acquisitions have been limited to those select properties that meet the Company's stringent financial requirements.  Management believes that the available working capital puts the Company in an opportune position to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.

Index

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

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 9.3% and 8.7% for the three months ended March 31, 2008 and 2007, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position.  Even with the recent strength of the Euro in relation to the U.S. dollar, the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

The Company has undertaken the completion of environmental studies and/or remedial action at Metex’ two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Index

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

Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2008.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable, as the Company is a smaller reporting Company.

ITEM 4T.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles (United States).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles (United States), and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS

The significant factors known to the Company that could materially effect the Company’s business, financial position or results of operations are set forth under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.  See the Company’s 2007 Annual Report on Form 10-K for a discussion of risk factors that could impact the Company’s future financial performance and/or cause actual results to differ significantly from those expressed or implied by such statements.

ITEM 2           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 — January 31, 2008	6	$23.57	6	$3,297
February 1, 2008 — February 29, 2008	1	$23.65	1	$3,259
March 1, 2008 — March 31, 2008	9	$23.24	9	$3,054
Total	16	$23.40	16

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At March 31, 2008, $3,054 remains to be purchased under such plans.  These authorizations are ongoing and do not have an expiration date.

Index

ITEM 6.           EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Date: May 5, 2008

	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Vice President, Chief Financial Officer
and Secretary of the Company