Form 10-Q
period 2008-06-30
UNITED CAPITAL CORP /DE/
filed 2008-08-08
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The registrant had 8,503,434 shares of common stock, $.10 par value, outstanding as of August 6, 2008.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES

INDEX

PAGE

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$110,760	$129,003
Marketable securities	40,680	27,191
Notes and accounts receivable, net	9,041	24,209
Inventories	5,151	5,458
Prepaid expenses and other current assets	1,666	1,787
Deferred income taxes	4,722	1,143

Total current assets	172,020	188,791

Property, plant and equipment, net	6,034	6,249
Real property held for rental, net	77,024	64,936
Investment in joint venture	5,781	6,125
Noncurrent notes receivable	1,080	352
Other assets	4,210	4,059
Noncurrent assets of discontinued operations	1,537	1,558

Total assets	$267,686	$272,070

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$2,746	$1,002
Accounts payable and accrued liabilities	10,868	10,934
Income taxes payable	2,525	4,343

Total current liabilities	16,139	16,279

Long-term debt	30,108	32,334
Other long-term liabilities	15,374	15,233
Deferred income taxes	9,525	9,615

Total liabilities	71,146	73,461

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 8,505 and 8,286 shares, respectively	851	829
Retained earnings	201,241	196,817
Accumulated other comprehensive (loss) income, net of tax	(5,552)	963
Total stockholders’ equity	196,540	198,609

Total liabilities and stockholders’ equity	$267,686	$272,070

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net sales	$9,620	$9,659	$19,519	$19,587
Revenues from real estate operations	9,600	7,971	18,377	14,821

Total revenues	19,220	17,630	37,896	34,408

Costs and expenses:
Cost of sales	7,647	7,335	15,181	14,755
Real estate operations:
Mortgage interest expense	536	200	1,050	395
Depreciation expense	965	728	1,901	1,428
Other operating expenses	4,521	3,582	8,887	6,771
General and administrative expenses	1,622	1,570	3,412	3,189
Selling expenses	990	842	1,924	1,751

Total costs and expenses	16,281	14,257	32,355	28,289

Operating income	2,939	3,373	5,541	6,119

Other income (expense):
Interest and dividend income	1,261	1,780	2,815	3,588
Other income and (expense), net	(234)	773	(211)	6,484

Total other income	1,027	2,553	2,604	10,072

Income from continuing operations before income taxes	3,966	5,926	8,145	16,191

Provision for income taxes	1,489	2,227	3,012	5,875

Income from continuing operations	2,477	3,699	5,133	10,316

Discontinued operations:
Income from discontinued operations, net of tax provision of $23, $24, $45 and $40, respectively	35	36	67	60
Net gain on disposal of discontinued operations, net of tax provision of $69 and $701, respectively	—	105	—	1,052

Income from discontinued operations	35	141	67	1,112

Net income	$2,512	$3,840	$5,200	$11,428

Basic earnings per share:
Income from continuing operations	$.30	$.45	$.61	$1.25
Income from discontinued operations	—	.01	.01	.13
Net income per share	$.30	$.46	$.62	$1.38

Diluted earnings per share:
Income from continuing operations	$.26	$.36	$.53	$.99
Income from discontinued operations	—	.01	.01	.11
Net income per share assuming dilution	$.26	$.37	$.54	$1.10

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,200	$11,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,129	1,663
Gain on disposal of discontinued operations, net of tax	—	(1,052)
Litigation award from prior condemnation	—	(5,665)
Net loss (gain) on sale of available-for-sale securities	417	(654)
Net realized and unrealized gain on derivative instruments	(222)	(163)
Income from equity investment	(46)	(95)
Deferred income taxes	(162)	1,964
Other, net	72	89
Changes in assets and liabilities:
Notes and accounts receivable, net	(583)	(10,025)
Inventories	307	(258)
Prepaid expenses and other current assets	121	(92)
Other assets	(260)	(851)
Accounts payable and accrued liabilities	(86)	1,239
Income taxes payable	(1,818)	(2,403)
Other long-term liabilities	141	(31)
Net cash provided by (used in) operating activities of continuing operations	5,210	(4,906)
Operating activities of discontinued operations	21	(36)

Net cash provided by (used in) operating activities	5,231	(4,942)

Cash flows from investing activities:
Purchase of available-for-sale securities	(24,902)	(12,927)
Proceeds/maturities from sale of available-for-sale securities	997	28,427
Proceeds from sale of real estate assets	—	2,855
Release of proceeds held in escrow on sale of real estate	15,000	—
Net proceeds from litigation award from prior condemnation	—	5,665
Proceeds from sale of derivative instruments	242	156
Principal payments on notes receivable	23	1,373
Acquisition of property, plant and equipment	(455)	(111)
Acquisition of/additions to real estate assets	(13,533)	(14,428)
Distributions from joint venture	390	391

Net cash (used in) provided by investing activities	(22,238)	11,401

Continued

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from financing activities:
Principal payments on mortgage obligations	(482)	(232)
Purchase and retirement of common stock	(12,808)	(15,681)
Proceeds from exercise of stock options	9,224	4,936
Tax benefit from exercise of employee stock options	2,830	3,944
Net cash used in financing activities	(1,236)	(7,033)

Net decrease in cash and cash equivalents	(18,243)	(574)

Cash and cash equivalents, beginning of period	129,003	76,688

Cash and cash equivalents, end of period	$110,760	$76,114

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$1,050	$388

Taxes	$1,959	$2,285

Non-cash operating, investing and financing activities:
Mortgage obligation assumed in connection with acquisition of hotel property (see Note 7)	$—	$2,315

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.

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

In the general course of its operations, the Company has from time to time restructured the manner in which it holds its subsidiaries and the underlying assets of its subsidiaries.  In 2008, a restructuring of the Company’s engineered products segment took place.  Although there is no effect on the Company’s consolidated financial results or its financial position, certain assets of Metex Mfg. Corporation were transferred to new wholly-owned subsidiaries of the Company.

2.    Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the six months ended June 30, 2008 and 2007, the Company received proceeds of $9,224 and $4,936 from the exercise of 804 and 544 stock options, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded a tax benefit of $2,830 and $3,994 to retained earnings related to the exercise of stock options.

During the six months ended June 30, 2008 and 2007, the Company purchased and retired 585 and 522 shares of common stock for an aggregate purchase price of $12,808 and $15,681, respectively.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$2,477	$3,699	$5,133	$10,316

Denominator:
Basic – weighted-average shares outstanding	8,405	8,285	8,342	8,282
Dilutive effect of employee stock options	1,211	1,966	1,374	2,084
Diluted – weighted-average shares outstanding	9,616	10,251	9,716	10,366

Basic earnings per share – continuing operations	$.30	$.45	$.61	$1.25
Diluted earnings per share – continuing operations	$.26	$.36	$.53	$.99

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

As of June 30, 2008 and December 31, 2007, the Company had 3,945 and 4,749 stock options outstanding with a weighted-average exercise price of $11.99 and $11.91 per share, respectively.  As of June 30, 2008, these stock options had a weighted-average remaining contractual term of 3.0 years and an aggregate intrinsic value of $30,352.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2008 ($19.20) and the exercise price of each stock option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  During the six months ended June 30, 2008, 804 stock options were exercised which had a weighted-average exercise price of $11.47 per share

5.    Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2008:
Equity securities	$47,805	$906	$(10,523)	$38,188
Bonds	2,510	25	(43)	2,492
	$50,315	$931	$(10,566)	$40,680
December 31, 2007:
Equity securities	$24,900	$1,988	$(1,577)	$25,311
Bonds	1,904	1	(25)	1,880
	$26,804	$1,989	$(1,602)	$27,191

Proceeds/maturities from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:
	Six Months Ended June 30,
	2008	2007
Proceeds/maturities	$997	$28,427
Gross realized gains	$32	$2,259
Gross realized losses	$(449)	$(1,605)

6.    Inventories

The components of inventories are as follows:
	June 30, 2008	December 31, 2007
Raw materials	$2,612	$2,446
Work in process	380	542
Finished goods	2,159	2,470
	$5,151	$5,458

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

The results of operations of properties sold prior to June 30, 2008 have been reclassified to discontinued operations, on a net of tax basis, for the three and six months ended June 30, 2007.  Summarized financial information of these properties is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$13	$42
Depreciation expense	1	3
Other operating expenses	6	47
Income (loss) from operations	$6	$(8)

Properties held for sale

As of June 30, 2008, the Company considered one of its shopping centers and retail outlets from its real estate and investment management segment to be held for sale and reported as discontinued operations.  The results of operations of this property have been reclassified to discontinued operations, on a net of tax basis, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007.  In addition, the assets and liabilities associated with this property, which primarily consist of real property, net of accumulated depreciation, have been reclassified to discontinued operations in the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

Summarized financial information for the property held for sale and accounted for as discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$66	$66	$133	$133
Depreciation expense	8	12	21	25
Income from operations	$58	$54	$112	$108

Index

8.    Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At June 30, 2008 and December 31, 2007, the fair value of such derivatives was ($35) and ($15), respectively, which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $222 and $163 in net realized and unrealized gains from derivative instruments for the six months ended June 30, 2008 and 2007, respectively, which are included in other income and expense, net in the Condensed Consolidated Statements of Income.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities	$40,680	$34,897	$5,783	$—
Derivative financial instruments	$(35)	$(35)	$—	$—

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

Index

10.    Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan provides defined benefits based on years of service and compensation level.

Net periodic pension cost consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$(75)	$(95)	$(150)	$(165)
Interest cost	(180)	(164)	(350)	(329)
Expected return on plan assets	201	184	405	371
Net periodic pension cost	$(54)	$(75)	$(95)	$(123)

11.    Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,512	$3,840	$5,200	$11,428
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on available-for-sale securities, net of tax effect of $2,180, ($732), $3,497 and ($595), respectively	(4,048)	1,359	(6,494)	1,107

Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of ($147), $204, $11 and $195, respectively	271	(379)	(21)	(363)

Amortization of unrecognized net gains from pension plan, net of tax effect of ($18)	—	34	—	—

Comprehensive (loss) income	$(1,265)	$4,854	$(1,315)	$12,172

The components of accumulated other comprehensive (loss) income, net of tax are as follows:
	June 30, 2008	December 31, 2007
Net unrealized (loss) gain on available-for-sale securities, net of tax effect of ($3,372) and $136, respectively	$(6,264)	$251

Unrecognized net gains from pension plan, net of tax effect of $383	712	712
Accumulated other comprehensive (loss) income, net of tax	$(5,552)	$963

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

Index

Operating results of the Company's business segments are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues and sales:
Real estate investment and management	$5,360	$4,930	$10,467	$9,687
Hotel operations	4,240	3,041	7,910	5,134
Engineered products	9,620	9,659	19,519	19,587
	$19,220	$17,630	$37,896	$34,408
Operating income (loss):
Real estate investment and management	$3,263	$2,986	$6,328	$5,875
Hotel operations	315	475	211	352
Engineered products	184	636	733	1,392
General corporate expenses	(823)	(724)	(1,731)	(1,500)
	2,939	3,373	5,541	6,119
Other income, net	1,027	2,553	2,604	10,072
Income from continuing operations before income taxes	$3,966	$5,926	$8,145	$16,191

13.    Commitments and Contingencies

The Company has undertaken the completion of environmental studies and/or remedial action at its two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9,400 and $9,500 recorded in accounts payable and accrued liabilities and other long-term liabilities at June 30, 2008 and December 31, 2007, respectively, to cover such matters.

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

Index

The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

Results of Operations:  Three and Six Months Ended June 30, 2008 and 2007

Total revenues for the three and six months ended June 30, 2008 increased 9% and 10% to $19,220 and $37,896, respectively, from that reported in the comparable periods of 2007, primarily due to the acquisition of a hotel in May 2007.  Net income for the second quarter of 2008 was $2,512 or $.30 per basic share, compared to net income of $3,840 or $.46 per basic share for the same period in 2007.  Net income for the first half of 2008 was $5,200 or $.62 per basic share, compared to net income of $11,428 or $1.38 per basic share for the six months ended June 30, 2007.  The results of the first quarter of 2007 include a $5,665 litigation award from a property condemned by the City of New York in 2001.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,360	$4,240	$9,600	$10,467	$7,910	$18,377
Mortgage interest expense	56	480	536	115	935	1,050
Depreciation expense	594	371	965	1,172	729	1,901
Other operating expenses	1,447	3,074	4,521	2,852	6,035	8,887
Income from operations	$3,263	$315	$3,578	$6,328	$211	$6,539

Index

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,930	$3,041	$7,971	$9,687	$5,134	$14,821
Mortgage interest expense	62	138	200	126	269	395
Depreciation expense	474	254	728	881	547	1,428
Other operating expenses	1,408	2,174	3,582	2,805	3,966	6,771
Income from operations	$2,986	$475	$3,461	$5,875	$352	$6,227

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $430 or 8.7% to $5,360 for the quarter ended June 30, 2008 and $780 or 8.1% to $10,467 for the six months ended June 30, 2008, compared to the corresponding periods of 2007.  Theses increases are primarily due to additional revenues ($269 and $508 for the three and six month periods, respectively) from two properties purchased in January 2008 and ($142 and $283 for the three and six month periods, respectively) from a new tenant whose rent commenced during the beginning of this year.  The addition of the two properties purchased should provide the Company with an additional $1,000 in revenues during the current year.  The new tenant, a large clothing retailer, recently filed for bankruptcy and, therefore, the effect this will have on revenues for the remainder of the term of the lease is uncertain.  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations, step-ups and escalations and by the purchase or sale of additional properties.

Mortgage interest expense decreased $6 or 9.7% for the second quarter of 2008 and $11 or 8.7% for the first half of 2008, compared to the corresponding 2007 periods, as a result of continuing mortgage amortization.  Mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline with scheduled principal reductions.  At June 30, 2008, the outstanding mortgage balance on the Company’s real estate investment properties was below $3,800.  At the end of the current year, based on scheduled amortizations, only three of the Company’s current real estate properties will remain encumbered.

Depreciation expense associated with real properties held for rental increased $120 for the quarter ended June 30, 2008 and $291 for the six months ended June 30, 2008, compared to the corresponding periods of 2007.  These increases are primarily attributable to depreciation expense ($128 and $241 for the three and six month periods, respectively) related to additions to real estate assets over the past twelve months.  As a result of the purchase of two commercial properties during the current year and other expenditures for capital improvements incurred during the current and prior year, depreciation expense on the Company’s properties for each of the quarters and full year of 2008 should be higher than that reported in the corresponding 2007 periods.

Other operating expenses associated with the management of real properties increased $39 or 2.8% for the current quarter ended June 30, 2008 and $47 or 1.7% for the six months ended June 30, 2008, compared to the corresponding periods of 2007.  The increase for the quarter was primarily related to an increase in professional fees ($75), partially offset by a decrease in utilities ($60).  The increase for the six month period was primarily related to an increase in professional fees ($127), partially offset by a decrease in property maintenance expenses ($78).  Operating expenses, such as property maintenance and utility costs, could fluctuate in the future from those previously incurred due to the extent of the property age, location and vacancies.

Hotel Operations

Hotel revenues increased $1,199 or 39.4% to $4,240 for the three months ended June 30, 2008 and $2,776 or 54.1% to $7,910 for the six months ended June 30, 2007, compared to the corresponding 2007 periods, primarily as the result of additional hotel revenues ($1,551 and $3,175 for the three and six month periods, respectively) received as a result of the May 2007 acquisition of a hotel located in Utica, New York (the “Utica Hotel”).  Revenues at the Company’s other hotels declined during the second quarter of 2008 due to the weakening economic conditions of the United States which are expected to continue during the second half of 2008.

Index

As a result of mortgages secured on two of the Company’s hotels during 2007, mortgage interest expense related to the Company’s hotel properties increased $342 and $666 for the current quarter and first half of 2008, respectively, compared to the corresponding periods of 2007.  As a result of these additional mortgages, interest expense for the full year of 2008 will be higher than that of 2007.

Depreciation expense associated with the Company’s hotel operations increased $117 and $182 for the second quarter and six month period ended June 30, 2008, respectively, compared to the corresponding 2007 periods.  These increases are primarily attributable to depreciation ($117 and $248 for the three and six month periods, respectively) related to the Utica Hotel acquired in May 2007.  Depreciation expense of the Company’s hotel operations for 2008 will increase over that reported in 2007 due to this acquisition.

Other operating expenses related to the management of the Company’s hotels increased $900 to $3,074 for the second quarter of 2008 and $2,069 to $6,035 for the first half of 2008, compared to the corresponding periods of 2007, primarily due to the additional operating expenses of the Utica Hotel ($1,124 and $2,411 for the three and six month periods, respectively).

The declining economy has had a negative effect on the lodging industry and created an uncertain operating environment which could continue to adversely effect the Company’s future hotel revenues and profits.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$9,620	$9,659	$19,519	$19,587
Cost of sales	7,647	7,335	15,181	14,755
Selling, general and administrative expenses	1,789	1,688	3,605	3,440
Operating income	$184	$636	$733	$1,392

Net sales of the engineered products segment decreased less than 1% for both the quarter and six month period ended June 30, 2008, compared with the results of the corresponding 2007 periods, primarily related to a decrease in demand for the Company’s automotive products line.  This was partially offset by increases in demand for the Company’s engineered products and transformer product lines during the second quarter.  The decline in sales of the Company’s automotive products primarily resulted from the shut down of certain plants by General Motors, the Company’s largest customer in this segment.  As this decline is continuing through the second half of 2008, the Company expects 2008 sales of its automotive product line to be less than such sales in 2007.

Cost of sales as a percentage of net sales increased 3.6% and 2.4% in the three and six months ended June 30, 2008, compared to the corresponding periods in 2007.  The increase for the quarterly period is primarily related to an increase in operating costs ($261) which includes certain salaried positions which were vacant during 2007 as well as an increase in certain costs such as maintenance ($70) and travel ($22).  The increase for the year-to-date period was also effected by an increase in the cost of raw materials ($220), primarily copper and steel components.

Selling, general and administrative expenses of the engineered products segment increased $101 or 6.0% for the quarter ended June 30, 2008 and $165 or 4.8% for the six months ended June 30, 2008, compared to the corresponding periods of 2007.  These increases for the quarter and six month periods are primarily due to increases in payroll and payroll related expenses ($94 and $139, respectively) and travel expenses ($48 and $32, respectively), partially offset by a decrease in professional fees ($71 and $56, respectively).

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $99 or 13.7% for the second quarter of 2008 and $231 or 15.4% for the first half of 2008, compared to such expenses incurred for the comparable 2007 periods.  The increases for the quarter and six month periods are primarily related to non-recurring transactions ($61 and $180, respectively) in 2007 and increases in 2008 travel expenses ($37 and $68, respectively).

Index

Other Income and Expense, Net

The components of other income and expense, net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Litigation award from prior condemnation	$—	$—	$—	$5,665
Net realized and unrealized gain on derivative instruments	192	92	222	163
Net (loss) gain on sale of available-for-sale securities	(417)	679	(417)	654
Other, net	(9)	2	(16)	2
	$(234)	$773	$(211)	$6,484

Included in other income and expense, net during the first half of 2007 is a $5,665 litigation award from a property condemned by the City of New York in 2001.

Discontinued Operations

Income from operations on properties sold and accounted for as discontinued operations was $35 and $67, on a net of tax basis, for the three and six months ended June 30, 2008, respectively, versus $36 and $60 for the comparable 2007 periods.  Net gains on the disposal of real estate assets accounted for as discontinued operations were $105 and $1,052, on a net of tax basis, for the three and six months ended June 30, 2007, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  Prior year amounts have been reclassified to reflect results of operations of real properties held for sale as of June 30, 2008 or sold during 2007 as discontinued operations.  As of June 30, 2008, the Company classified one property as held for sale.  No properties have been sold during the six months ended June 30, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,231 for the six months ended June 30, 2008, compared to net cash used in operating activities of $4,942 for the same period in 2007.  This change results principally from a decrease in the change in notes and accounts receivables, net ($9,442), due to the timing of the receipt of proceeds from the sale of marketable securities ($8,985).

Net cash used in investing activities was $22,238 for the six months ended June 30, 2008 versus net cash provided by investing activities of $11,401 for the same period in 2007.  This change primarily results from the timing of the purchase or sale of available-for-sale securities ($39,405) and a litigation award received from a property condemnation ($5,665) in 2007, partially offset by the release of proceeds held in escrow on sale of real estate in 2008 ($15,000).

Net cash used in financing activities was $1,236 and $7,033 for the six months ended June 30, 2008 and 2007, respectively.  This decrease primarily results from additional proceeds from the exercise of stock options ($4,288) and a decrease in the purchase and retirement of common stock ($2,873) during the first half of 2008, as compared to the first half of 2007.  Additional tax benefits related to the exercise of stock options ($1,114) recorded in the prior year partially offset this decline.

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

At June 30, 2008, the Company’s cash and marketable securities totaled $151.4 million and working capital was $155.9 million compared to cash and marketable securities of $156.2 million and working capital of $172.5 million at December 31, 2007.  Management continues to believe that while there has been a decline in the value of certain real estate properties, the overall real estate market in the United States continues to be overvalued and accordingly acquisitions have been limited to those select properties that meet the Company's stringent financial requirements.  Management believes that the available working capital puts the Company in an opportune position to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.

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

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 8.8% and 9.1% for the three and six months ended June 30, 2008 and 9.3% and 9.0% for the three and six months ended June 30, 2007, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

The Company has undertaken the completion of environmental studies and/or remedial action at its’ two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Index

The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that liabilities have been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the six months ended June 30, 2008.

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

During the second quarter of 2008, the Company assumed the management and accounting functions of its Connecticut and Georgia hotels.  There have been no other significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June, the Company removed the action to the U.S. Court for the Southern District of New York and intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

Index

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities
(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 — April 30, 2008	4	$23.56	4	$2,949
May 1, 2008 — May 31, 2008	559	$21.80	113	$363
June 1, 2008 — June 30, 2008	6	$23.38	6	$9,824
Total	569	$21.83	123

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  In June 2008, the Board of Directors approved the repurchase of up to an additional 500 shares (valued in the table above at $19.20 per share which is the closing price of the Company’s common stock on June 30, 2008) of the Company’s common stock, to be made from time to time in the open market at prevailing market prices or in privately negotiated transactions, and to commence after the dollars ($224) from the previous authorization has been exhausted.  These authorizations are ongoing and do not have an expiration date.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2008, the Company held its Annual Meeting of Stockholders, whereby the stockholders voted to elect Directors and approve performance criteria for the payment of bonuses to the Company’s Chief Executive Offer as follows:

Election of Directors:
	For	Withheld
A.F. Petrocelli	7,408,363	627,921
Michael T. Lamoretti	7,393,173	643,111
Howard M. Lorber	7,363,039	673,245
Robert M. Mann	8,021,600	14,684
Anthony J. Miceli	7,380,857	655,427
Arnold S. Penner	7,958,244	78,040
Michael J. Weinbaum	7,393,173	643,111

Approval of Performance Criteria for the Payment of Bonuses to the Company’s Chief Executive Officer:

For	Against	Abstain
7,797,990	238,126	168

Index

ITEM 6.                      EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Date: August 6, 2008

	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Vice President, Chief Financial Officer
and Secretary of the Company