Form 10-Q
period 2008-09-30
UNITED CAPITAL CORP /DE/
filed 2008-11-07
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The registrant had 8,483,434 shares of common stock, $.10 par value, outstanding as of November 5, 2008.

UNITED CAPITAL CORP. AND SUBSIDIARIES

INDEX

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$113,215	$129,003
Marketable securities	26,861	27,191
Notes and accounts receivable, net	8,922	24,209
Inventories	5,157	5,458
Prepaid expenses and other current assets	1,789	1,787
Deferred income taxes	7,714	1,143

Total current assets	163,658	188,791

Property, plant and equipment, net	5,830	6,249
Real property held for rental, net	77,501	64,936
Investment in joint venture	5,609	6,125
Noncurrent notes receivable	1,058	352
Other assets	4,125	4,059
Noncurrent assets of discontinued operations	1,537	1,558

Total assets	$259,318	$272,070

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$2,727	$1,002
Accounts payable and accrued liabilities	11,687	10,934
Income taxes payable	976	4,343

Total current liabilities	15,390	16,279

Long-term debt	30,375	32,334
Other long-term liabilities	15,132	15,233
Deferred income taxes	9,481	9,615

Total liabilities	70,378	73,461

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 8,483 and 8,286 shares, respectively	848	829
Retained earnings	193,694	196,817
Accumulated other comprehensive (loss) income, net of tax	(5,602)	963
Total stockholders’ equity	188,940	198,609

Total liabilities and stockholders’ equity	$259,318	$272,070

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net sales	$9,109	$9,332	$28,628	$28,919
Revenues from real estate operations	9,439	9,813	27,816	24,634

Total revenues	18,548	19,145	56,444	53,553

Costs and expenses:
Cost of sales	7,201	7,241	22,382	21,996
Real estate operations:
Mortgage interest expense	538	266	1,588	661
Depreciation expense	957	837	2,858	2,265
Other operating expenses	4,613	4,432	13,500	11,203
General and administrative expenses	1,655	1,612	5,067	4,801
Selling expenses	986	815	2,910	2,566

Total costs and expenses	15,950	15,203	48,305	43,492

Operating income	2,598	3,942	8,139	10,061

Other income (expense):
Interest and dividend income	1,341	1,859	4,156	5,447
Other income and (expense), net	(14,982)	(994)	(15,193)	5,490

Total other income (expense)	(13,641)	865	(11,037)	10,937

(Loss) income from continuing operations before income taxes	(11,043)	4,807	(2,898)	20,998

(Benefit) provision for income taxes	(3,969)	1,118	(957)	6,993

(Loss) income from continuing operations	(7,074)	3,689	(1,941)	14,005

Discontinued operations:
Income from discontinued operations, net of tax provision of $26, $17, $71 and $57, respectively	41	26	108	86
Net gain on disposal of discontinued operations, net of tax provision of $5,967 and $6,668, respectively	—	8,950	—	10,002

Income from discontinued operations	41	8,976	108	10,088

Net (loss) income	$(7,033)	$12,665	$(1,833)	$24,093

Basic earnings (loss) per share:
(Loss) income from continuing operations	$(.83)	$.45	$(.23)	$1.69
Income from discontinued operations	—	1.08	.01	1.22
Net (loss) income per share	$(.83)	$1.53	$(.22)	$2.91

Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(.83)	$.37	$(.23)	$1.37
Income from discontinued operations	—	.89	.01	.98
Net (loss) income per share assuming dilution	$(.83)	$1.26	$(.22)	$2.35

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,833)	$24,093
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,199	2,619
Gain on disposal of discontinued operations, net of tax	—	(10,002)
Litigation award from prior condemnation	(457)	(5,665)
Contribution to pension plan	—	(700)
Net loss on available-for-sale securities	16,088	316
Net realized and unrealized gain on derivative instruments	(438)	(149)
Income from equity investment	(69)	(143)
Deferred income taxes	(3,170)	1,916
Other, net	87	149
Changes in assets and liabilities:
Notes and accounts receivable, net	(454)	(864)
Inventories	301	(398)
Other assets	(242)	(246)
Accounts payable and accrued liabilities	121	1,907
Income taxes payable	(3,367)	(2,051)
Other long-term liabilities	(101)	79
Net cash provided by operating activities of continuing operations	9,665	10,861
Operating activities of discontinued operations	21	(39)

Net cash provided by operating activities	9,686	10,822

Cash flows from investing activities:
Purchase of available-for-sale securities	(27,145)	(12,927)
Proceeds/maturities from sale of available-for-sale securities	1,352	53,344
Proceeds from sale of real estate assets	—	17,855
Escrowed proceeds from sale of real estate assets	15,000	(15,000)
Net proceeds from litigation award from prior condemnation	457	5,665
Proceeds from sale of derivative instruments	1,070	188
Principal payments on notes receivable	35	1,367
Acquisition of property, plant and equipment	(528)	(297)
Acquisition of/additions to real estate assets	(14,795)	(16,271)
Distributions from joint venture	585	587

Net cash (used in) provided by investing activities of continuing operations	(23,969)	34,511
Investing activities of discontinued operations	—	15
Net cash (used in) provided by investing activities	(23,969)	34,526

Continued

Index

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from financing activities:
Proceeds from mortgage obligations	500	12,000
Principal payments on mortgage obligations	(734)	(398)
Purchase and retirement of common stock	(13,325)	(15,681)
Proceeds from exercise of stock options	9,224	4,936
Tax benefit from exercise of employee stock options	2,830	3,944
Net cash (used in) provided by financing activities	(1,505)	4,801

Net (decrease) increase in cash and cash equivalents	(15,788)	50,149

Cash and cash equivalents, beginning of period	129,003	76,688

Cash and cash equivalents, end of period	$113,215	$126,837

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$1,585	$653

Taxes	$2,754	$2,937

Non-cash operating, investing and financing activities:
Mortgage obligation assumed in connection with acquisition of hotel property (see Note 7)	$—	$2,315

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

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the nine months ended September 30, 2008 and 2007, the Company received proceeds of $9,224 and $4,936 from the exercise of 804 and 544 stock options, respectively.  During the nine months ended September 30, 2008 and 2007, the Company recorded a tax benefit of $2,830 and $3,994 to retained earnings related to the exercise of stock options.

During the nine months ended September 30, 2008 and 2007, the Company purchased and retired 607 and 522 shares of common stock for an aggregate purchase price of $13,325 and $15,681, respectively.

3.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations	$(7,074)	$3,689	$(1,941)	$14,005

Denominator:
Basic – weighted-average shares outstanding	8,502	8,301	8,396	8,288
Dilutive effect of employee stock options	—	1,755	—	1,975
Diluted – weighted-average shares outstanding	8,502	10,056	8,396	10,263

Basic earnings per share – continuing operations	$(.83)	$.45	$(.23)	$1.69
Diluted earnings per share – continuing operations	$(.83)	$.37	$(.23)	$1.37

Index

Potentially dilutive common shares, related to outstanding employee stock options, amounting to 1,307 and 1,351 shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of September 30, 2008 and December 31, 2007, the Company had options to purchase 3,945 and 4,749 shares outstanding with a weighted-average exercise price of $11.99 and $11.91 per share, respectively.  As of September 30, 2008, these options had a weighted-average remaining contractual term of 2.8 years and an aggregate intrinsic value of $57,185.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on September 30, 2008 ($26.49) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  During the nine months ended September 30, 2008, 804 options to purchase 804 shares were exercised which had a weighted-average exercise price of $11.47 per share.

5.    Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2008:
Equity securities	$33,780	$2,128	$(11,363)	$24,545
Bonds	2,794	3	(481)	2,316
	$36,574	$2,131	$(11,844)	$26,861
December 31, 2007:
Equity securities	$24,900	$1,988	$(1,577)	$25,311
Bonds	1,904	1	(25)	1,880
	$26,804	$1,989	$(1,602)	$27,191

Proceeds/maturities from the sale of available-for-sale securities as well as the gains and losses recognized in earnings on available-for-sale securities included in the determination of net (loss) income are as follows:

	Nine Months Ended September 30,
	2008	2007
Proceeds/maturities	$1,352	$53,344
Gains recognized in earnings	$138	$2,954
Losses recognized in earnings	$(16,226)	$(3,270)

Included in the results of the nine months ended September 30, 2008 are $16,226 in impairment charges and $11,844 in unrealized losses on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  The impairment charges are included as a component of Other Income And (Expense), Net in the Condensed Consolidated Statements of Operations, while the unrealized losses are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheet.  Management does not believe that the unrealized losses are other-than-temporary given recent conditions and the Company’s ability to hold such securities in order to allow sufficient time for recovery, however, continuing market declines may cause this position to be reexamined.

Index

6.    Inventories

The components of inventories are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$2,619	$2,446
Work in process	356	542
Finished goods	2,182	2,470
	$5,157	$5,458

7.    Real Estate

       Property acquisitions

During January 2008, the Company purchased two commercial properties located in Michigan for approximately $13,600.  These properties were purchased using funds available from a property sold during 2007 in connection with a Section 1031 tax-deferred exchange.  In addition, during July 2008, the Company purchased a commercial property located in Connecticut for approximately $700.  This purchase was partially financed by a $500 mortgage which bears interest at 6.73% per annum, is payable monthly based on a 25-year amortization and matures in July 2013.

During May 2007, the Company purchased a hotel located in Utica, New York for approximately $16,000 plus closing costs, including the assumption of an underlying mortgage of $2,315, of which $872 of the purchase price was allocated to furniture, fixtures and equipment and is included in property, plant and equipment in the Condensed Consolidated Balance Sheets.  The mortgage assumed bears interest at 7.5% per annum, with monthly installments of interest and principal of $30 through December 2015.  The total cost of the acquisition, less the assumption of the mortgage, is reflected in Acquisition Of/Additions To Real Estate Assets in the Condensed Consolidated Statements of Cash Flows.

   Property sales

During the nine months ended September 30, 2007, the Company divested itself of five commercial properties and two other properties which had a net book value of $1,185 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $17,855 resulting in a gain of $10,002, on a net of tax basis.

At the time of the sale, proceeds from one of the other properties, amounting to $15,000, were placed in escrow with a third-party to facilitate a Section 1031 tax-deferred exchange.  In January 2008, the Company utilized approximately $13,600 of the amount held to purchase a qualified property.  The remaining balance, plus interest, was remitted to the Company.

The results of operations of properties sold prior to September 30, 2008 have been reclassified to discontinued operations, on a net of tax basis, for the three and nine months ended September 30, 2007.  Summarized financial information of these properties is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$3	$45
Depreciation expense	—	3
Other operating expenses	14	61
Loss from operations	$(11)	$(19)

Index

   Properties held for sale

At September 30, 2008, the Company considered one of its shopping centers and retail outlets from its real estate investment and management segment to be held for sale and reported as discontinued operations.  The results of operations of this property have been reclassified to discontinued operations, on a net of tax basis, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007.  In addition, the assets and liabilities associated with this property, which primarily consist of real property, net of accumulated depreciation, have been reclassified to discontinued operations in the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.  The property, which had a net book value of approximately $1,500, was sold during the fourth quarter of 2008.  Proceeds from the sale, amounting to approximately $12,500, were placed in escrow with a third-party to facilitate a Section 1031 tax-deferred exchange, if a qualified acquisition property can be identified.

Summarized financial information for the property held for sale and accounted for as discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$67	$66	$200	$199
Depreciation expense	—	12	21	37
Income from operations	$67	$54	$179	$162

8.    Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At September 30, 2008 and December 31, 2007, the fair value of such derivatives was ($647) and ($15), respectively, which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $438 and $149 in net realized and unrealized gains from derivative instruments for the nine months ended September 30, 2008 and 2007, respectively, which are included in Other Income And (Expense), Net in the Condensed Consolidated Statements of Operations.

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

Index

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities	$26,861	$20,915	$5,946	$—
Derivative financial instruments	$(647)	$(647)	$—	$—

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

Net periodic pension cost consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$(75)	$(95)	$(225)	$(260)
Interest cost	(180)	(164)	(530)	(493)
Expected return on plan assets	196	180	601	551
Net periodic pension cost	$(59)	$(79)	$(154)	$(202)

The Company contributed $700 to the pension plan during the nine months ended September 30, 2007.  During the fourth quarter of 2008, the Company contributed $1,500 to the pension plan.

Index

11.         Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(7,033)	$12,665	$(1,833)	$24,093
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on available-for-sale securities, net of tax effect of $5,306, $153, $5,489 and ($425), respectively	(9,852)	(285)	(10,193)	789

Reclassification adjustment for net losses realized in net (loss) income, net of tax effect of ($5,278), ($340), ($1,954) and ($161), respectively	9,802	630	3,628	300

Comprehensive (loss) income	$(7,083)	$13,010	$(8,398)	$25,182

The components of accumulated other comprehensive (loss) income, net of tax are as follows:

	September 30, 2008	December 31, 2007
Net unrealized (loss) gain on available-for-sale securities, net of tax effect of ($3,399) and $136, respectively	$(6,314)	$251

Unrecognized net gains from pension plan, net of tax effect of $383	712	712
Accumulated other comprehensive (loss) income, net of tax	$(5,602)	$963

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

Operating results of the Company's business segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues and sales:
Real estate investment and management	$4,956	$4,927	$15,423	$14,614
Hotel operations	4,483	4,886	12,393	10,020
Engineered products	9,109	9,332	28,628	28,919
	$18,548	$19,145	$56,444	$53,553
Operating income (loss):
Real estate investment and management	$2,670	$3,147	$8,998	$9,022
Hotel operations	661	1,131	872	1,483
Engineered products	69	393	802	1,785
General corporate expenses	(802)	(729)	(2,533)	(2,229)
	2,598	3,942	8,139	10,061
Other income (expense), net	(13,641)	865	(11,037)	10,937
(Loss) income from continuing operations before income taxes	$(11,043)	$4,807	$(2,898)	$20,998

Index

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9,400 and $9,500 recorded in accounts payable and accrued liabilities and other long-term liabilities at September 30, 2008 and December 31, 2007, respectively, to cover such matters.

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

Index

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

Results of Operations:  Three and Nine Months Ended September 30, 2008 and 2007

Total revenues for the nine months ended September 30, 2008 were $56,444, an increase of $2,891 or 5% from the comparable 2007 period, primarily due to the acquisition of a hotel in May 2007.  Net loss for the first nine months of 2008 was ($1,833) or ($.22) per basic share.  Included in these results are $16,226 in impairment charges and $11,844 in unrealized losses on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  The impairment charges are included as a component of Other Income And (Expense), Net in the Condensed Consolidated Statement of Operations, while the unrealized losses are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheets.  Net income for the nine months ended September 30, 2007 was $24,093 or $2.91 per basic share.  The prior year results include $10,002 in gains on the sale of real estate, on a net of tax basis.  The Company did not sell any real estate properties during the first nine months of 2008.  In addition, the results of 2007 include $5,208 more from litigation awards in connection with a property condemned by the City of New York in 2001.

For the quarter ended September 30, 2008, total revenues were $18,548, a decrease of $597 or 3%, compared to the comparable 2007 period.  Net loss for the three months ended September 30, 2008 was ($7,033), or ($.83) per basic share, which includes impairment charges of $15,777 on the Company’s marketable security portfolio as noted above.  For the quarter ended September 30, 2007, net income was $12,665 or $1.53 which includes $8,950 in gains on the sale of real estate, net of tax.

The growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year raw material, energy, freight and other costs, has pressured results in most of the Company’s business segments.   These factors are expected to continue to impact the Company in the fourth quarter and into the next year.  The Company has implemented various price increases to help offset higher costs and is working to further streamline operations, control expenses and maximize cash flow from operations.  While the success of these efforts and the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet and diverse mix of businesses leave it well positioned to weather the downturn.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,956	$4,483	$9,439	$15,423	$12,393	$27,816
Mortgage interest expense	63	475	538	178	1,410	1,588
Depreciation expense	627	330	957	1,799	1,059	2,858
Other operating expenses	1,596	3,017	4,613	4,448	9,052	13,500
Income from operations	$2,670	$661	$3,331	$8,998	$872	$9,870

Index

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,927	$4,886	$9,813	$14,614	$10,020	$24,634
Mortgage interest expense	62	204	266	188	473	661
Depreciation expense	480	357	837	1,361	904	2,265
Other operating expenses	1,238	3,194	4,432	4,043	7,160	11,203
Income from operations	$3,147	$1,131	$4,278	$9,022	$1,483	$10,505

   Real Estate Investment and Management

Revenues from the real estate investment and management segment were $4,956 for the three months ended September 30, 2008, an increase of less than 1% compared to the corresponding period of 2007.  For the nine months ended September 30, 2008, revenues from this segment increased $809 or 5.5% to $15,423, compared to the corresponding nine month period of 2007.  These increases are primarily due to additional revenues ($269 and $777 for the three and nine month periods, respectively) from two properties purchased in January 2008, partially offset by a non-recurring transaction ($200) during the third quarter of 2007.  Revenues from the Company’s real estate portfolio are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under GAAP do not fluctuate significantly, but are affected by future lease renewals or terminations and by the purchase or sale of additional properties.

Mortgage interest expense increased slightly in the third quarter of 2008 due to a mortgage obtained in connection with the purchase of a commercial property in July.  The mortgage ($500) bears interest at 6.73% per annum, is payable monthly based on a 25-year amortization and matures in July 2013.  In the nine month period ended September 30, 2008, mortgage interest declined $10 from that of the same 2007 period as a result of continuing mortgage amortization, partially offset by interest from the new obligation.

Depreciation expense associated with real properties held for rental increased $147 for the quarter ended September 30, 2008 and $438 for the first nine months of 2008, compared to the corresponding periods of 2007.  These increases are the result of additions to real estate assets over the past twelve months.  During this time the Company purchased three commercial properties for approximately $14,300 and incurred approximately $3,500 in capital improvements adding $159 and $400 to the third quarter and year-to-date 2008 depreciation expense.

Other operating expenses associated with the management of real properties increased $358 for the quarter and $405 for the nine months ended September 30, 2008, compared to the corresponding periods of 2007.  These increases are the result of higher property maintenance expenses ($212 and $134, respectively) and professional fees ($80 and $207, respectively) which were incurred as a result of the timing of necessary repairs, tenant turnover and legal matters which occurred in the period.  Future expenses may vary as a result of property age, location and vacancies.

   Hotel Operations

Hotel revenues decreased $403 or 8.2% to $4,483 for the third quarter of 2008, compared to the corresponding quarter of 2007, primarily as a result of the continued rise in transportation costs and the overall weakness in the U.S. economy which has resulted in a reduction in both consumer and business travel.  As a result, the Company expects lodging demand to continue to decline through the remainder of 2008 and into 2009.  For the nine months ended September 30, 2008, hotel revenues increased $2,373 or 23.7% to $12,393, compared to the same nine month period of 2007, primarily due to the additional hotel revenues ($3,175) received as a result of the May 2007 acquisition of a hotel located in Utica, New York (the “Utica Hotel”).  This increase is partially offset by the decline in revenues due to the weakening economic conditions previously mentioned.

As a result of mortgages secured on two of the Company’s hotels during 2007, mortgage interest expense related to the Company’s hotel properties increased $271 and $937 for the current quarter and first nine months of 2008, respectively, compared to the corresponding periods of 2007.  As a result of these additional mortgages, interest expense for the full year of 2008 will be higher than that of 2007.

Index

Depreciation expense associated with the Company’s hotel operations decreased $27 for the third quarter of 2008, compared to the corresponding 2007 period, primarily due to a non-recurring adjustment ($37).  For the first nine months of 2008, depreciation expenses from this segment increased $155, compared to the first nine months of 2007, primarily attributable to depreciation expense ($248) related to the Utica Hotel acquired in May 2007.  Depreciation expense of the Company’s hotel operations for the full year of 2008 should be higher than that reported in 2007 due to this acquisition.  Depreciation expense for 2009 should be more comparable to that of 2008, unless the Company acquires additional hotel properties or experiences significant expenditures for capital improvements.

Other operating expenses related to the management of the Company’s hotels decreased $177 to $3,017 for the three months ended September 30, 2008, compared to the corresponding quarter of 2007, primarily as a result of the lower revenues, noted above.  For the nine months ended September 30, 2008, other operating expenses increased $1,892 to $9,052, compared to the corresponding period of 2007, primarily due to the additional operating expenses of the Utica Hotel ($2,411).  This increase is partially offset by decreases in hotel operating expenses as a result of the lower revenues.

The growing weakness in the economy, exacerbated by recent credit market turmoil, has pressured results in the Company’s hotel operations.   This condition is expected to continue to impact this segment in the fourth quarter and into the next year.  The Company is working to streamline operations, control expenses and maximize cash flow from operations.  The success of these efforts and the depth and duration of the current negative economic environment and its impact on future hotel operations are uncertain.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$9,109	$9,332	$28,628	$28,919
Cost of sales	7,201	7,241	22,382	21,996
Selling, general and administrative expenses	1,839	1,698	5,444	5,138
Operating income	$69	$393	$802	$1,785

Net sales of the engineered products segment decreased $223 or 2.4% for the three months ended September 30, 2008 and $291 or 1.0% for the nine months ended September 30, 2008, compared with the results of the corresponding 2007 periods.  These decreases are primarily related to a decrease in demand for the Company’s automotive products line, partially offset by increases in demand for the Company’s engineered products and transformer product lines.  The decline in sales of the Company’s automotive products primarily resulted from the significant reduction in North American automotive production and the general slowdown in the global vehicle market.  As this decline is continuing through the remainder of the year, the Company expects 2008 sales of its automotive product line to be less than such sales in 2007.

Cost of sales as a percentage of net sales increased 1.5% and 2.1% in the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.  These increases are primarily related to an increase in operating costs ($165 and $497 for the quarter and nine month periods, respectively) which primarily includes certain salaried positions which were vacant during 2007.

Selling, general and administrative expenses of the engineered products segment increased $141 or 8.3% for the three month period ended September 30, 2008 and $306 or 6.0% for the nine month period ended September 30, 2008, compared to the corresponding periods of 2007.  These increases for the quarter and nine month periods are primarily due to increases in payroll and payroll related expenses ($100 and $239, respectively) which primarily relate to certain salaried positions which were vacant during 2007.

Index

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $73 for the third quarter of 2008 and $304 for the first nine months of 2008, compared to such expenses incurred for the comparable 2007 periods, which are primarily related to non-recurring transactions ($77 and $257, respectively) in 2007.

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss on available-for-sale securities	$(15,671)	$(970)	$(16,088)	$(316)
Litigation award from prior condemnation	457	—	457	5,665
Net realized and unrealized gain (loss) on derivative instruments	216	(14)	438	149
Other, net	16	(10)	—	(8)
	$(14,982)	$(994)	$(15,193)	$5,490

Included in the results for the nine months ended September 30, 2008 are $16,226 in impairment charges and $11,844 in unrealized losses on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  The impairment charges are included in net loss on available-for-sale securities, above, while the unrealized losses are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheet.

Included in other income and expense, net are amounts received in connection with a litigation award from a property condemned by the City of New York in 2001.

Discontinued Operations

Income from operations on properties sold and accounted for as discontinued operations was $41 and $108, on a net of tax basis, for the three and nine months ended September 30, 2008, respectively, versus $26 and $86 for the comparable 2007 periods.  Net gains on the disposal of real estate assets accounted for as discontinued operations were $8,950 and $10,002, on a net of tax basis, for the three and nine months ended September 30, 2007, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  Prior year amounts have been reclassified to reflect results of operations of real properties held for sale as of September 30, 2008 or sold during 2007 as discontinued operations.  As of September 30, 2008, the Company classified one property as held for sale, which had a net book value of approximately $1,500, and was sold during the fourth quarter of 2008.  Proceeds from the sale, amounting to approximately $12,500, were placed in escrow with a third-party to facilitate a Section 1031 tax-deferred exchange, if a qualified acquisition property can be identified.  No properties have been sold during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,686 and $10,822 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in operating cash flows results principally from decreases in operating income before depreciation ($1,342) and interest and dividend income ($1,291) as well as changes in working capital ($848).  These decreases are partially offset by the effect of current and deferred income taxes ($1,534) and the contribution to the Company’s defined benefit pension plan in 2007 ($700).

Net cash used in investing activities was $23,969 for the nine months ended September 30, 2008 versus net cash provided by investing activities of $34,526 for the same period in 2007.  This change primarily results from the timing of the purchase or sale of available-for-sale securities ($66,210) and a litigation award received from a property condemnation ($5,208), partially offset by the use of proceeds received on sale of real estate assets, including those deferred in connection with tax deferred exchanges.

Index

Net cash used in financing activities was $1,505 for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $4,801 for the same period of 2007.  This decrease primarily results from additional proceeds from mortgages obtained during 2007 in excess of that obtained during 2008 ($11,500) and additional tax benefits related to the exercise of stock options ($1,114) recorded in the prior year.  These decreases were partially offset by increases from the exercise of stock options ($4,288) and a decrease in the purchase and retirement of common stock ($2,356) during the current year, as compared to 2007.

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

At September 30, 2008, the Company’s cash and marketable securities totaled $140.1 million and working capital was $148.3 million compared to cash and marketable securities of $156.2 million and working capital of $172.5 million at December 31, 2007.  Included in the results of the nine months ended September 30, 2008 are $16,226 in impairment charges and $11,844 in unrealized losses on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  The impairment charges are included as a component of Other Income And (Expense), Net in the Condensed Consolidated Statement of Operations, while the unrealized losses are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheet.  Management does not believe that the unrealized losses are other-than-temporary given recent conditions and the Company’s ability to hold such securities in order to allow sufficient time for recovery, however, continuing market declines may cause this position to be reexamined.

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

Index

Funds of the Company in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalent balances and other interest bearing investments.  Given the level of cash and other interest bearing investments held by the Company, declines in U.S. interest rates have adversely impacted the Company’s earnings in 2008.

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

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 7.9% and 8.7% for the three and nine months ended September 30, 2008 and 7.3% and 8.5% for the three and nine months ended September 30, 2007, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

The growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year raw material, energy, freight and other costs, has pressured results in most of the Company’s business segments.   These factors are expected to continue to impact the Company in the fourth quarter and into the next year.  The Company has implemented various price increases to help offset higher costs and is working to further streamline operations, control expenses and maximize cash flow from operations.  While the success of these efforts and the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet and diverse mix of businesses leave it well positioned to weather the downturn.

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

Index

Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2008.

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

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also argued to dismiss the underlying claimants.  The Company intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended September 30, 2008:

Issuer Purchases of Equity Securities
(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 — July 31, 2008	1	$19.35	1	508
September 1, 2008 — September 30, 2008	20	$24.56	20	488
Total	21	$24.24	21

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  In June 2008, the Board of Directors approved the repurchase of up to an additional 500 shares.  Prior authorizations were granted in dollars.  At June 30, 2008, the Company reported $9,824 remaining to be purchased under such plans which included the 500 shares authorized in June (valued at $19.20 per share, the closing price of the Company’s common stock on June 30, 2008) as prior authorizations had not been fulfilled.  At September 30, 2008, all prior plans have been completed and 488 shares of the most recent authorization remain to be purchased.  This authorization is ongoing and does not have an expiration date.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Date: November 5, 2008
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Vice President, Chief Financial Officer and Secretary of the Company