Form 10-K
period 2008-12-31
UNITED CAPITAL CORP /DE/
filed 2009-03-26
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

COMMISION FILE NUMBER:  1-10104

UNITED CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Delaware	04-2294493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Park Place, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10 Per Share)	NYSE Alternext

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☒ No

The aggregate market value of the shares of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 was approximately $36,533,000.

The number of shares of the registrant’s $.10 par value common stock outstanding as of March 11, 2009 was 9,077,971.

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

The majority of properties are leased to single tenants.  As of December 31, 2008, 93.1% of the total square footage of the Company’s real estate properties was leased.

Hotel Operations

The Company’s hotel operations segment consists of three full and limited-service hotels located in the United States which are managed by the Company.

The hotel industry is seasonal in nature.  However, the periods during which the Company’s properties experience higher or lower levels of demand vary from property to property and depend principally upon location.  Two of the Company’s hotels are located in the vicinity of an airport which, during extreme weather conditions, may be favorably impacted from transient guests.  The properties also experience fluctuations in occupancy levels based on economic conditions, which have recently been unfavorable due to the declining economy.

Engineered Products

The Company’s engineered products are manufactured through Metal Textiles Corporation (“Metal Textiles”) and AFP Transformers Corporation (“AFP Transformers”), wholly-owned subsidiaries of the Company.  The knitted wire products and components manufactured by Metal Textiles must function in adverse environments and meet rigid performance requirements.  The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements, EMI electronic shielding and air, liquid and solid filtering devices serving the automotive, aerospace and general industrial markets.

Metal Textiles presently supplies many automobile manufacturers with exhaust seals and components for use in airbag inflators.  Our manufacturing facilities are ISO/TS 16949 certified, an essential qualification for supplying the automotive industry.

The Company also manufactures transformers marketed under the brand names of AFP Transformers and EPOXYCAST™ for a wide variety of applications including switchgear, motor starters, motor drive systems, machine tool power, rectifiers, inverters, furnaces and a wide variety of custom applications.

Sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% and 14.6% of the segment’s sales for the years ended December 31, 2008 and 2007, respectively.  No other customer exceeded 10% of the segment’s sales during last two years.

Approximately 13.3% and 13.7%, respectively, of 2008 and 2007 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Summary Financial Information

The following table sets forth the revenues, operating income and identifiable assets of each business segment of the Company.
	Year Ended December 31,
(In thousands)	2008	2007
Net revenues and sales:
Real estate investment and management	$20,392	$19,387
Hotel operations	$16,317	$14,564
Engineered products	$36,212	$37,820

Operating income:
Real estate investment and management	$11,642	$11,744
Hotel operations	$1,020	$2,072
Engineered products	$264	$2,083

Identifiable assets
Real estate investment and management and corporate assets	$220,222	$227,854
Hotel operations	$30,586	$31,867
Engineered products	$12,077	$12,349

Distribution

The Company’s manufactured products are distributed by a direct sales force and through distributors to industrial consumers and original equipment manufacturers.

Product Methods and Sources of Raw Materials

The Company’s products are manufactured at facilities owned by the Company and a leased facility in Mexico.  Raw materials used in the Company’s engineered products segment, which consist primarily of stainless steel wire, steel-related products and copper, are typically purchased from multiple suppliers throughout the world.  The price and availability of raw materials can be volatile due to numerous factors beyond the Company’s control, including general domestic and international economic conditions, labor costs, supply and demand, competition, import duties and tariffs and currency exchange rates.  Although these factors could significantly affect the availability and cost of the Company’s raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company’s customers based upon contractual commitments, historical buying practices and market conditions.  To date, the Company has limited their exposure related to the effects that have arisen from these factors by various methods including finding alternate sources or by having suppliers and/or customers absorb any additional related costs.  Although management does not expect such matters to adversely affect the Company’s financial position in the future, it is uncertain what effect, if any, such factors could have on the cost of such materials.  An interruption in the supply, or a significant increase in the cost, of the Company’s raw materials could have a material adverse effect on the Company’s revenues, results of operations or cash flows.  The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2009.

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

The cash needs of the Company have been satisfied from funds generated by current operations.  In addition, the Company received additional financing from mortgages obtained on two of its hotels in 2007.  It is expected that future operational cash needs will also be satisfied from existing cash balances, marketable securities, ongoing operations or borrowings.  The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans may come from existing funds, the sale, financing and refinancing of the Company’s properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.  For additional information on working capital, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which is incorporated by reference herein.

Employees

At March 11, 2009, the Company employed approximately 370 persons, approximately 80 of which are covered by a collective bargaining agreement that expires in February 2011.  The Company believes that its relationship with its employees is good.

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

The Company competes with at least 25 other companies in the sale of engineered products.  The Company emphasizes product performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

Backlog

The dollar value of unfilled orders of the Company’s engineered products segment was approximately $2.9 million and $3.1 million at December 31, 2008 and 2007, respectively.  The decrease in backlog is principally due to slowdown at both of the Company’s knitted wire and transformer product lines which is related to the current economic conditions.  It is anticipated that substantially all of the 2008 backlog will be filled in 2009.  Substantially all of the 2007 backlog was filled in 2008.  The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

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

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9.3 million and $9.5 million recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2008 and 2007, respectively, to cover such matters.

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

A copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, if any, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may be obtained as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC without charge from the Company’s website at http://www.unitedcapitalcorp.net or by writing to Anthony J. Miceli, Chief Financial Officer and Secretary of the Company, at its executive offices, United Capital Building, 9 Park Place, Great Neck, NY 11021.  The Company’s website also contains a copy of the Company’s Code of Business Conduct and Ethics, which was filed as Exhibit 14 to the Company’s report on Form 10-Q for the quarter ended June 30, 2006.

ITEM 1A.	RISK FACTORS

The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements:

The recent economic downturn and financial crisis could negatively affect our businesses, results of operations and financial condition.
Recent worldwide economic conditions are unprecedented, challenging the Company’s business prospects and are likely to continue in 2009.  Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have and will continue to have a negative affect on the Company’s business segments.  If the economic and market conditions remain uncertain or weaken further, the Company may experience material adverse impacts on its businesses, financial condition and results of operations.

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

The Company reviews the carrying value of its properties when circumstances, such as adverse market conditions, indicate potential impairment may exist.  If the evaluation indicates an inability to recover the carrying value of a real estate investment, an impairment loss is recorded.  Impairment charges could adversely affect our financial condition, results of operations and cash flows.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.  We maintain the cash and cash equivalents with reputable major financial institutions.  Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  These balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets.  To date, we have experienced no loss or lack of access to our invested cash or cash equivalents, however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.
We invest funds in excess of those needed for working capital, purchasing real estate and arranging financing for real estate acquisitions in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  In 2008, we realized losses on our marketable security portfolio of ($24.1) million.  In addition, the Company had ($8.3) million in unrealized losses on its marketable security portfolio at December 31, 2008 which are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Consolidated Balance Sheet.  Significant declines in the value of these investments due to operating performance of the companies we invest in or general economic or market conditions may result in the recognition of additional realized or impairment losses which could be material.

Operating results of our hotel operations are subject to conditions common in the lodging industry.
The performance of the lodging industry has traditionally been closely linked with the performance of the general economy.  As the global financial crisis has broadened and intensified, other sectors of the global economy have been adversely impacted and a severe global recession of uncertain length now appears likely.  As the hotel business is dependent upon consumer and business spending, significant reduction in lodging demand, as has been experienced in the fourth quarter of 2008 and likely to continue throughout 2009, could have a material adverse impact on the operating results of our hotels.

In addition, changes in certain factors could adversely impact hotel room demand and pricing and result in reduced occupancy or could otherwise adversely affect our results of operations and financial condition.  These factors include:

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

Our engineered products segment relies on significant customers and has a concentration of customers in the automotive industry.
The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2008, sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales.  Since our engineered products segment accounted for 49.7% of our consolidated revenues in 2008, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect our revenues, cash flows and results of operations.  In addition, automakers and their suppliers globally have experienced significant difficulties from a weakened economy and tightening credit markets.  The bankruptcy filing of any of the major automotive companies could lead to similar filings by suppliers to the automotive industry, many of whom are our customers, which could adversely impact the Company.  The nature of that impact could not only be a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables, which would negatively impact our financial results and cash flows.

Our engineered products segment could be adversely affected by technological and regulatory changes.
Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for the Company to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

Our markets are highly competitive.
The markets for our engineered products are highly competitive.  We compete with a number of other manufacturers that produce and sell similar products.  We cannot assure that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own.  Some of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.  In addition, the global economy has entered a period of weak economic growth, led by the recession in the United States and followed by declines in other major markets around the world.  Uncertainty over the course of the economy, and hence, the strength of the markets into which the engineered products segment sells its products, both in the United States and around the world, have caused a continuing decline in sales.  As a result, the Company expects 2009 sales of its engineered products segment to be significantly less than such sales in 2008, which could negatively impact our financial results and cash flows.

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

We have undertaken the completion of environmental studies and/or remedial action at our two New Jersey facilities and have recorded a liability for the estimated investigation, remediation and administrative costs associated therewith (See “Environmental Regulations” in Item 1 of Part I and Note 17, “Commitments and Contingencies” of Notes to Consolidated Financial Statements).

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

Current and future litigation could have an adverse effect on the Company.
The Company is subject to various litigation, legal, regulatory and tax matters, some of which could be considered frivolous, that arise in the ordinary course of business activities.  These lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine.  Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will be covered by insurance or will not exceed the limits of insurance policies.  The Company’s results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the twelve months ended December 31, 2008, the sales price of our common stock fluctuated between $27.25 and $15.75 per share.  The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

Mr. A.F. Petrocelli can control the outcome of all matters requiring stockholder approval.
As of the date of this Annual Report on Form 10-K, Mr. A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate, approximately 69.1% of the Company’s outstanding common stock (exclusive of options).  Such amount includes shares held by his wife but does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Accordingly, Mr. Petrocelli is therefore able to exercise considerable influence over the outcome of all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers or other business combinations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Real Property Held for Rental or Sale

As of March 11, 2009, the Company owned 152 properties throughout the United States.  The properties are primarily leased under long-term net leases.

The Company’s classification and gross carrying value of its properties at December 31, 2008 are as follows:

(Dollars in thousands)	Gross Carrying Value	Percentage	Number of Properties
Shopping centers and retail outlets	$69,868	47.0%	20
Commercial properties	41,694	28.0	84
Day-care centers	5,762	3.9	9
Hotel properties	27,969	18.8	3
Other	3,503	2.3	36
	$148,796	100.0%	152

The following summarizes the Company’s properties by geographic area at December 31, 2008:

(Dollars in thousands)	Gross Carrying Value	Number of Properties
Northeast	$71,253	95
Southeast	24,424	18
Midwest	35,404	25
Southwest	5,435	4
Pacific Coast	9,146	3
Pacific Northwest	861	4
Rocky Mountain	2,273	3
	$148,796	152

Shopping Centers and Retail Outlets

Shopping centers and retail outlets include 12 department stores and miscellaneous other properties, primarily leased under net leases.  The tenants are responsible for taxes, maintenance and all other expenses of the properties.  The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents.  The department stores include eight properties leased to Kmart Corporation (“Kmart”) and two Macy’s stores, with a total of approximately 747,000 and 364,000 square feet, respectively.  The Kmart stores are primarily located in the Midwest region of the United States.  The Macy’s stores are located in the Pacific Coast and Southwest regions of the United States.

Commercial Properties

Commercial properties consist of properties leased as 49 restaurants, 8 Midas Muffler Shops, two convenience stores, seven office buildings and miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal options at higher rents.  Certain of these leases also provide for additional rents based on sales volume.  The restaurants, located throughout the United States, include properties leased as McDonald’s, Burger King, Dunkin’ Donuts, Pizza Hut, Hardee’s, Wendy’s, Kentucky Fried Chicken and Boston Market.

Day-Care Centers

The Company has nine day-care centers located in New York City, seven of which are leased to the City of New York.  The City of New York is responsible for real estate taxes and certain maintenance costs on those properties they lease, while the Company maintains insurance and certain other maintenance obligations.  All such leases provide for the reimbursement of operating costs above base year levels, and certain leases include rental increases and renewal options.

Hotel Properties

The Company’s hotel properties are comprised of over 550 recently renovated rooms available from its three full and limited-service hotels located in Connecticut, Georgia and New York State.  The full-service hotels operate under Doubletree and Radisson franchise agreements, while the limited-service hotel operates as an independent hotel.  Each property is managed by the Company with on-site managers responsible for all day-to-day operations.

Manufacturing Facilities

The Company’s engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 55,000 square feet of floor space, and also in a second facility at 206 Talmadge Road, Edison, New Jersey, which has approximately 55,000 square feet of floor space.  These facilities are owned by a subsidiary of the Company.  The engineered products segment also leases a manufacturing facility in Tijuana, Mexico, with approximately 24,000 square feet of floor space.

ITEM 3.	LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion. The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers. It is expected that this decision will be appealed by the carrier.  The Company intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations or financial condition in any given period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.10 par value (the “Common Stock”), is traded on NYSE Alternext under the symbol AFP.  The table below shows the high and low sales prices as reported in the composite transactions for the NYSE Alternext (previously the American Stock Exchange) for the quarterly periods indicated.

	2008		2007
	High	Low	High	Low
First Quarter	$24.50	$21.00	$36.00	$29.25
Second Quarter	$25.40	$19.20	$35.50	$27.35
Third Quarter	$27.25	$17.58	$29.80	$25.00
Fourth Quarter	$26.50	$15.75	$26.50	$22.50

As of March 11, 2009, there were approximately 190 record holders of the Company’s Common Stock.  The closing sales price for the Company’s Common Stock on such date was $16.50.  The Company has not declared a dividend during the past two years.  While the Company does not currently expect to pay additional dividends, the Board of Directors could reevaluate this position in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchases of common stock during the three months ended December 31, 2008:
Issuer Purchases of Equity Securities
(Table in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2008 — November 30, 2008	1	$16.18	1	487

As previously announced, the Board of Directors have approved repurchase plans for the Company’s Common Stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At December 31, 2008 approximately 487,000 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

Equity Compensation Plan Information

The Company maintains two stock option plans.  Both plans provide for the granting of incentive or non-qualified stock options.  The Company has no outstanding warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards under these plans as of December 31, 2008.  See Note 9 of Notes to Consolidated Financial Statements for further discussion on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,944,668	$11.99	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,944,668	$11.99	—

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable, as the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the description of the Company’s business and properties contained in Items 1 and 2 of Part I and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Results of Operations:  2008 and 2007

Total revenues for the year ended December 31, 2008 were $72.9 million, compared to $71.8 million for the year ended December 31, 2007.  Realized losses on the Company’s marketable security portfolio of ($24.1) million resulted in a loss from continued operations of ($5.1) million or ($.60) per basic share.  Income from discontinued operations, which primarily reflects the sale of properties from the Company’s real estate portfolio, were $6.7 million, on a net of tax basis, resulting in net income of $1.6 million or $.19 per basic share for the year ended December 31, 2008.  Net income for the year ended December 31, 2007 was $27.5 million or $3.32 per basic share which includes $10.0 million in gains on the sale of real estate, net of tax, and $5.7 million from the taking of one of the Company’s New York City properties.

The ongoing weakness in the economy and the deteriorating credit market continue to impact the results of the Company’s engineered products and hotel segments.   These factors are expected to continue in 2009.  The Company’s strong balance sheet and diverse mix of businesses should allow the Company to weather this downturn.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

(In thousands)	Year Ended December 31, 2008			Year Ended December 31, 2007
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$20,392	$16,317	$36,709	$19,387	$14,564	$33,951
Mortgage interest expense	241	1,874	2,115	247	849	1,096
Depreciation expense	2,450	1,431	3,881	1,829	1,279	3,108
Other operating expenses	6,059	11,992	18,051	5,567	10,364	15,931
Operating income	$11,642	$1,020	$12,662	$11,744	$2,072	$13,816

Real Estate Investment and Management

Revenues from the real estate investment and management segment were $20.4 million for the year ended December 31, 2008, an increase of $1.0 million or 5.2% from $19.4 million in 2007, primarily as the result of additional revenues ($1.0 million) from two properties purchased in January 2008.  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage interest expense decreased $6,000 or 2.4% for the year ended December 31, 2008, compared to 2007.  This decrease is a result of continuing mortgage amortization, partially offset by interest from a new mortgage obtained in connection with the purchase of a commercial property in July 2008.  The mortgage ($500,000) bears interest at 6.73% per annum, is payable monthly based on a 25-year amortization and matures in July 2013.  At December 31, 2008, the outstanding mortgage balance on the Company’s real estate investment properties was just $4.1 million.  Based on scheduled amortizations, including one mortgage maturing in April 2009, mortgage interest expense on existing obligations of the Company’s real estate investment and management segment should continue to decline in 2009.

Depreciation expense associated with real properties held for rental increased $621,000 for the year ended December 31, 2008, compared to 2007, as the result of additions to real estate assets during the current and prior years.  The Company purchased three properties for approximately $14.3 million in 2008 and incurred approximately $4.1 million and $457,000 in capital improvements during 2007 and 2008, respectively, adding $671,000 to 2008 depreciation expense.  Unless the Company experiences significant expenditures for capital improvements, it is expected that depreciation expense on the Company’s properties in 2009 will not increase considerably over that reported in 2008.

Other operating expenses associated with the management of real properties increased $492,000 or 8.8% for the year ended December 31, 2008, compared to such expenses incurred in 2007, primarily related to increases in personnel ($202,000) and professional ($197,000) expenses.  Future operating expenses of the Company’s real estate properties may vary as a result of property age, location and vacancies.

Hotel Operations

Hotel revenues were $16.3 million for the year ended December 31, 2008, an increase of $1.8 million or 12% from $14.6 million for the year ended December 31, 2007, primarily as the result of a full year of hotel revenues ($2.9 million) received as a result of the May 2007 acquisition of a hotel located in Utica, New York (the “Utica Hotel”).  This increase is offset by the decline in revenues, especially in the fourth quarter of 2008, resulting from the overall weakness in the U.S. economy.  Unless the economy dramatically improves, the Company expects lodging demand, and therefore its revenues, to continue to decline in 2009.

As a result of mortgages secured on two of the Company’s hotels during 2007, mortgage interest expense in this segment increased $1.0 million for the year ended December 31, 2008, compared to that reported in 2007.  Without refinancings or additional borrowings, mortgage interest expense of the Company’s hotel operations will decline with scheduled principal reductions.

Depreciation expense associated with the Company’s hotel operations increased $152,000 for the year ended December 31, 2008, compared to 2007, primarily attributable to additional depreciation expense ($267,000) related to the Utica Hotel acquired in May 2007.  This increase is offset by a reduction in depreciation expense ($139,000) at one of the Company’s hotels associated with certain improvements becoming fully depreciated in the current year.  As a result of renovations and improvements currently occurring at two of the Company’s hotels, depreciation expense for 2009 should increase slightly over that reported in 2008.

Other operating expenses related to the management of the Company’s hotels increased $1.6 million to $12.0 million for the year ended December 31, 2008, compared to $10.4 million in 2007, primarily related to the change in the composition of hotels operated by the Company ($1.7 million), including the addition of the Utica property, noted above.

The ongoing weakness in the economy and the deteriorating credit market continue to impact the results of the Company’s hotel operations and is expected to continue to impact this segment throughout 2009.  As the global financial crisis has broadened and intensified, other sectors of the global economy have been adversely impacted and a severe global recession of uncertain length now appears likely.  As the hotel business is dependent upon consumer and business spending, the Company’s hotel operations segment is expected to face an extremely challenging 2009 because of these economic conditions.  The Company is working to streamline operations, control expenses and maximize cash flow from operations.  The extent to which management will be successful in these efforts is uncertain.

Engineered Products

The operating results of the Company’s engineered products segment are as follows:

(In thousands)	Year Ended December 31,
	2008	2007
Net sales	$36,212	$37,820
Cost of sales	28,530	28,868
Selling, general and administrative expenses	7,418	6,869
Operating income	$264	$2,083

Net sales of the engineered products segment decreased $1.6 million or 4.3% for the year ended December 31, 2008, to $36.2 million, down from $37.8 million in 2007 due to a decrease in demand for the Company’s automotive product line.  This decrease was partially offset by increases in demand for the Company’s engineered products and, to a lesser extent, the transformer product line in the first half of the year.  Each of these product lines has experienced significantly reduced demand in the fourth quarter of 2008, which is continuing in 2009.  The global economy has entered a period of weak economic growth, led by the recession in the United States and followed by declines in other major markets around the world.  Uncertainty over the course of the economy, and hence, the strength of the markets into which the engineered products segment sells its products, both in the United States and around the world, have caused a continuing decline in sales.  As a result, the Company expects 2009 sales of its engineered products segment to be significantly less than such sales in 2008.

Cost of sales as a percentage of net sales increased 2.5% for the year ended December 31, 2008, compared to 2007.  This increase is primarily related to an increase in payroll and payroll related expenses (1.5% as a percentage of net sales) which primarily include certain salaried positions vacant during 2007.  The increase in costs of sales as a percentage of net sales was also effected by an increase in the cost of raw materials (0.7% as a percentage of net sales), primarily copper and steel components, and other fixed operating costs (0.4% as a percentage of net sales) including utilities.  As a result of the economic recession and its effects on net sales, as noted above, the Company is attempting to reduce costs which include, among other things, the reduction of certain salaried positions and the cutback of direct labor hours.  The lower net sales and production levels expected in 2009 will lead to lower margins as fixed overhead will be absorbed over less items produced.

Selling, general and administrative expenses of the engineered products segment increased $549,000 or 8.0% for the year ended December 31, 2008, compared to 2007.  The increase was primarily related to increases in payroll and payroll related expenses ($378,000) associated with certain salaried positions which were vacant during 2007, and the write-off from the uncertain collectibility of customer accounts ($153,000), partially offset by a decrease in professional fees ($201,000).  During the fourth quarter of 2008 and the start of 2009, the Company reduced certain salaried positions, including those vacant in 2007, and is continuously working to streamline its operations and control expenses.

Depending on the length and severity of the economic recession, future operating results of the engineered products segment could be adversely impacted.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $503,000 or 18.1% for the year ended December 31, 2008, compared to such expenses incurred in 2007, primarily related to non-recurring transactions ($328,000) in 2007.

Other Income and Expense, Net

Other income and expense, net was ($16.7) million in 2008 as compared to $13.2 million in 2007.  These amounts include realized losses on the Company’s marketable security portfolio of ($24.1) million in 2008, and ($402,000) in 2007.  A litigation award received from a property condemnation of $5.2 million resulted in more income recognized in 2007 along with $2.3 million in additional interest and dividends generated on the Company’s cash and marketable security portfolios.  These fluctuations were offset by $1.0 million in additional realized and unrealized gains on derivative instruments recognized in 2008.

Income Taxes

In 2008, the Company’s effective tax benefit from continuing operations was (28.5%).  In 2007, the effective tax rate from continuing operations was 33.9%.  These amounts differ from statutorily enacted rates as a result of income or losses in certain state jurisdictions which are not offsettable.  The amount of property gains in a given year, reported net of tax at statuary rates, as discontinued operations, can also alter the effective tax rate from continuing operations reported by the Company.

Discontinued Operations

Income from operations on properties sold and accounted for as discontinued operations was $113,000 and $118,000, on a net of tax basis, for the years ended December 31, 2008 and 2007, respectively.  Prior year amounts have been reclassified to reflect results of operations of real properties disposed of during 2008 and 2007, as discontinued operations.

During 2008, the Company divested itself of one of its shopping centers and retail outlets which had a net book value of $1,537,000.  The aggregate proceeds from this transaction were $12.5 million resulting in a gain of $6.6 million, on a net of tax basis.

During 2007, the Company divested itself of five commercial properties and two other properties which had a net book value of $1.2 million.  The aggregate proceeds from these transactions were $17.9 million resulting in a gain of $10.0 million, on a net of tax basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.3 million for the year ended December 31, 2008, compared to $14.5 million for 2007.  The decrease in operating cash flows results principally from decreases in operating income before depreciation ($2.7 million) and interest and dividend income ($2.3 million), partially offset by the cash effect of current and deferred income taxes ($2.1 million).  The losses on marketable securities realized in the second half of 2008 resulted in federal income tax refunds of $4.2 million, which the Company expects to receive in 2009.

In 2008, net cash used in investing activities was $369,000.  This compares to $26.2 million of net cash provided by investing activities in 2007.  The timing of the purchase or sale of available-for-sale securities ($48.4 million) along with a litigation award received from a property condemnation ($5.2 million) yielded additional cash from investing activities in 2007.  These were offset by additional proceeds received from the sale of real estate assets in 2008 ($24.6 million), including those deferred in connection with tax deferred exchanges in 2007 and lower uses of cash from the acquisition of/additions to real estate assets ($2.8 million) in the current year.

In 2008, the Company used $1.8 million to fund its financing activities.  In 2007, the Company’s financing activities generated $11.6 million in cash.  This decrease primarily results from additional proceeds from mortgages obtained during 2007 in excess of that obtained during 2008 ($19.0 million) and additional tax benefits related to the exercise of stock options ($1.2 million) recorded in the prior year.  These were offset by additional cash flows from the exercise of stock options ($4.2 million) and lower purchases of the Company’s common stock ($2.9 million) during the current year.

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

At December 31, 2008, the Company’s cash and marketable securities were $147.3 million and working capital was $153.9 million, compared to cash and marketable securities of $156.2 million and working capital of $172.5 million at December 31, 2007.  Included in the 2008 results are ($24.1) million in realized losses on the Company’s marketable security portfolio.  In addition, ($8.3) million in unrealized losses are recorded, net of tax, in Accumulated Other Comprehensive Loss in the accompanying Consolidated Balance Sheet at December 31, 2008.  Management does not believe that the unrealized losses are other-than-temporary given recent market conditions and the Company’s ability to hold such securities in order to allow sufficient time for recovery, however, continuing market declines may cause this position to be reexamined.

While there has been a decline in the value of real estate properties in the United States, the recession could cause real estate prices to drop even further.  Management has limited acquisitions to those select properties that meet the Company’s stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may soon be available and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit markets however, could limit the Company’s the ability to leverage future acquisitions.

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

The cash needs of the Company have been satisfied from funds generated by current operations.  In addition, the Company received additional financing from mortgages obtained on two of its hotels in 2007.  It is expected that future operational cash needs will also be satisfied from existing cash balances, marketable securities, ongoing operations or borrowings.  The primary source of capital to fund additional real estate acquisitions and to make additional high-yield mortgage loans may come from existing funds, the sale, financing and refinancing of the Company’s properties and from third party mortgages and purchase money notes obtained in connection with specific acquisitions.

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

Funds of the Company in excess of those needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Although these excess funds are invested in investment grade securities, they are subject to significant fluctuations in fair value due to the volatility of the stock market and changes in general economic conditions.  The realized losses incurred during the second half of 2008, as noted above, resulted from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalent balances and other interest bearing investments.  Given the level of cash and other interest bearing investments held by the Company, declines in U.S. interest rates have adversely impacted the Company’s earnings in 2008.

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives’ fair value are recognized in earnings.  These derivatives are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.  In 2008, the Company recognized $1.4 million in net realized and unrealized gains on derivative instruments.

The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2008, sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales.  Since our engineered products segment accounted for 49.7% of our consolidated revenues in 2008, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect the Company’s revenues, cash flows and results of operations.  Automakers and their suppliers globally have experienced significant difficulties from a weakened economy and tightening credit markets.  The bankruptcy filing of any of the major automotive companies could lead to similar filings by suppliers to the automotive industry, many of whom are customers of the Company, which could adversely impact the engineered products segment.  The nature of that impact could not only be a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables, which could negatively impact the Company’s results of operations and cash flows.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  For the years ended December 31, 2008 and 2007, 7.9% and 8.2% of the net sales of the Company’s engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure were to increase in the future, the Company may reexamine this practice to minimize the associated risks.

The growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year raw material, energy, freight and other costs, has pressured the results of the Company’s engineered products and hotel segments.  These factors are expected to continue to impact the Company in 2009.  The Company is working to further streamline operations, control expenses and maximize cash flow from operations.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes that the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

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

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  During 2008, the equity markets saw a significant decline in value.  As such, the fair value of plan assets decreased significantly during the year.  The funded status of the plan decreased by $3.7 million from December 31, 2007, due in large part to the decrease in the fair value of plan assets.  This affected the amounts reported in the Consolidated Balance Sheet at December 31, 2008.  It also contributes to an expected increase in net periodic pension expense in 2009.  If the equity and bond markets continue to decline, the funded status of the plan could continue to be materially affected.  This could result in higher net periodic pension expense, as well as the need for additional contributions to fund benefits, in the future.

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See “Environmental Regulations” in Item 1 of Part I and Note 17, “Commitments and Contingencies” of Notes to Consolidated Financial Statements for further discussion on this matter.

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

Related Party Transactions

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  A group that includes the wife of the Company’s Board Chairman, two Directors of the Company and the wife of one of the Directors has an 8% interest in this entity.  The Company’s share of income arising from this investment, accounted for as a leveraged lease, was $92,000 and $191,000 for the years ended December 31, 2008 and 2007, respectively.

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

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2008 and 2007, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

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

Discontinued Operations

The Company is required to make certain subjective assessments utilizing the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in determining whether a long-lived asset to be disposed of should be reclassified as discontinued operations.  The Company considers real property to be held for sale and reported as discontinued operations if management commits to a plan to sell the asset under usual and customary terms and believes such sale will be completed within one year.  In such event, the financial results associated with these assets are reclassified as discontinued operations for all periods presented.  Although operating income, income from continuing operations and income from discontinued operations are directly affected by management’s assessments, the reclassification has no impact on net income.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its long-lived assets and other investments.  The Company’s net income is directly affected by management’s estimate of impairments.  In determining impairment, if any, the Company has adopted SFAS 144.

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

The Company has assumed the expected long-term rate of return on plan assets to be 8% in each of the last two years.  Based on the Company’s existing and forecasted asset allocation and related long-term investment performance results, the Company believes that its assumption of future returns of 8% is reasonable.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner.  This produces the expected return on plan assets that is included in net periodic pension income (expense).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic pension income (expense).  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2008 net periodic pension expense by $99,000.

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  During 2008, the equity markets saw a significant decline in value.  As such, the fair value of plan assets decreased significantly during the year.  The funded status of the plan decreased by $3.7 million from December 31, 2007, due in large part to the decrease in the fair value of plan assets.  This affected the amounts reported in the Consolidated Balance Sheet at December 31, 2008.  It also contributes to an expected increase in net periodic pension expense in 2009.  If the equity and bond markets continue to decline, the funded status of the plan could continue to be materially affected.  This could result in higher net periodic pension expense, as well as the need for additional contributions to fund benefits, in the future.

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

The financial statements and supplementary information filed as part of this Item 8 are listed under Item 15, “Exhibits and Financial Statement Schedules” and are contained in this Form 10-K, beginning on page 26.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting, or in other factors that could significantly affect these controls during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The salary of A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, is set forth in his employment agreement, as amended from time to time by the Company’s Compensation and Stock Option Committee (the “Committee”).  The employment agreement was filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.  Per Mr. Petrocelli’s employment agreement, the Committee determines the amount of salary and bonus paid to him annually.  The Committee, in consultation with Mr. Petrocelli, determines the salaries and bonuses of Michael T. Lamoretti and Michael J. Weinbaum, who are both Vice Presidents of the Company’s real estate operations, and Anthony J. Miceli, the Company’s Vice President and Chief Financial Officer.  Messrs. Lamoretti, Weinbaum and Miceli do not have written employment agreements with the Company.  In December 2008, the Committee approved bonuses for Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli payable in 2009.  Such bonuses were consistent with the bonuses paid in prior years.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships, Related Transactions and Director Independence” and is incorporated herein by reference.  Also see “Related Party Transactions” in Item 7 and Note 11, “Transactions with Related Parties,” of Notes to Consolidated Financial Statements, contained elsewhere in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

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

14.	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

*21.	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*31.1.	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Dated: March 26, 2009	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Dated: March 26, 2009	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer

Dated: March 26, 2009	By:	/s/ Michael T. Lamoretti
Michael T. Lamoretti
Vice President – Real Estate Operations
and Director

Dated: March 26, 2009	By:	/s/ Howard M. Lorber
Howard M. Lorber
Director

Dated: March 26, 2009	By:	/s/ Robert M. Mann
Robert M. Mann
Director

Dated: March 26, 2009	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer,
Chief Accountant, Secretary and Director

Dated: March 26, 2009	By:	/s/ Arnold S. Penner
Arnold S. Penner
Director

Dated: March 26, 2009	By:	/s/ Michael J. Weinbaum
Michael J. Weinbaum
Vice President – Real Estate Operations
and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying consolidated balance sheets of United Capital Corp. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has reclassified the 2007 consolidated financial statements to reflect certain discontinued operations.

/s/ Holtz Rubenstein Reminick LLP
HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 6, 2009

 UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$138,142	$129,003
Marketable securities	9,178	27,191
Notes and accounts receivable, net	7,427	24,209
Income taxes receivable	4,163	—
Inventories	5,624	5,458
Prepaid expenses and other current assets	1,732	1,787
Deferred income taxes	4,011	1,143
Total current assets	170,277	188,791
Property, plant and equipment, net	5,591	6,249
Real property held for rental, net	77,202	64,936
Investment in joint venture	5,440	6,125
Noncurrent notes receivable	1,058	352
Other assets	3,317	4,059
Noncurrent assets of discontinued operations	—	1,558
Total assets	$262,885	$272,070

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,717	$1,002
Accounts payable and accrued liabilities	10,036	10,934
Income taxes payable	3,629	4,343
Total current liabilities	16,382	16,279

Long-term debt	30,146	32,334
Other long-term liabilities	18,076	15,233
Deferred income taxes	8,314	9,615
Total liabilities	72,918	73,461
Commitments and contingencies
Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares; issued and outstanding 8,483 and 8,286 shares, respectively	848	829
Retained earnings	197,056	196,817
Accumulated other comprehensive (loss) income, net of tax	(7,937)	963
Total stockholders’ equity	189,967	198,609
Total liabilities and stockholders’ equity	$262,885	$272,070

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2008	2007
Revenues:
Net sales	$36,212	$37,820
Revenues from real estate operations	36,709	33,951
Total revenues	72,921	71,771
Costs and expenses:
Cost of sales	28,530	28,868
Real estate operations:
Mortgage interest expense	2,115	1,096
Depreciation expense	3,881	3,108
Other operating expenses	18,051	15,931
General and administrative expenses	6,626	6,220
Selling expenses	4,071	3,425
Total costs and expenses	63,274	58,648
Operating income	9,647	13,123
Other income (expense):
Interest and dividend income	5,355	7,605
Other income and (expense), net	(22,096)	5,617
Total other income (expense)	(16,741)	13,222
(Loss) income from continuing operations before income taxes	(7,094)	26,345
(Benefit) provision for income taxes	(2,019)	8,929
(Loss) income from continuing operations	(5,075)	17,416
Discontinued operations:
Income from discontinued operations, net of tax provision of $76 and $79, respectively	113	118
Net gain on disposal of discontinued operations, net of tax provision of $4,385 and $6,668, respectively	6,578	10,002
Income from discontinued operations	6,691	10,120
Net income	$1,616	$27,536
Basic earnings per share:
(Loss) income from continuing operations	$(.60)	$2.10
Income from discontinued operations	.79	1.22
Net income per share	$.19	$3.32
Diluted earnings per share:
(Loss) income from continuing operations	$(.60)	$1.71
Income from discontinued operations	.79	.99
Net income per share assuming dilution	$.19	$2.70

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(In thousands)

				Accumulated Other Comprehensive	Total	Comprehensive
	Common Stock Issued		Retained	Income (Loss),	Stockholders’	Income
	Shares	Amount	Earnings	Net of Tax	Equity	(Loss)
Balance – January 1, 2007	8,278	$828	$176,520	$2,125	$179,473

Purchase and retirement of common shares	(542)	(54)	(16,146)	—	(16,200)
Proceeds from the exercise of stock options	550	55	4,924	—	4,979
Tax benefit from employee stock options	—	—	3,983	—	3,983
Net income	—	—	27,536	—	27,536	$27,536
Other comprehensive income, net of tax:
Change in net unrealized loss on available for sale securities, net of tax effect of $783	—	—	—	(1,455)	(1,455)	(1,455)
Reclassification adjustment for net loss realized in net income, net of tax effect of $191	—	—	—	356	356	356
Amortization of unrecognized net loss from pension plan, net of tax effect of $34	—	—	—	(63)	(63)	(63)
Comprehensive income						$26,374
Balance – December 31, 2007	8,286	829	196,817	963	198,609

Purchase and retirement of common shares	(607)	(61)	(13,270)	—	(13,331)
Proceeds from the exercise of stock options	804	80	9,144	—	9,224
Tax benefit from employee stock options	—	—	2,749	—	2,749
Net income	—	—	1,616	—	1,616	$1,616
Other comprehensive loss, net of tax:
Change in net unrealized loss on available for sale securities, net of tax effect of $6,532	—	—	—	(12,131)	(12,131)	(12,131)
Reclassification adjustment for net loss realized in net income, net of tax effect of $3,494	—	—	—	6,489	6,489	6,489
Amortization of unrecognized net loss from pension plan, net of tax effect of $1,754	—	—	—	(3,258)	(3,258)	(3,258)
Comprehensive loss						$(7,284)
Balance – December 31, 2008	8,483	$848	$197,056	$(7,937)	$189,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,616	$27,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,294	3,542
Gain on disposal of discontinued operations, net of tax	(6,578)	(10,002)
Litigation award from prior condemnation	(457)	(5,665)
Net loss on sale of available-for-sale securities	24,079	402
Net realized and unrealized gain on derivative instruments	(1,418)	(371)
Income from equity investments	(92)	(191)
Deferred income taxes	623	(87)
Other, net	157	246
Changes in assets and liabilities:
Notes and accounts receivable, net	1,030	(417)
Inventories	(166)	(564)
Prepaid expenses and other current assets	55	(128)
Other assets	(1,674)	(1,499)
Accounts payable and accrued liabilities	(889)	1,396
Income taxes payable	(9,262)	325
Net cash provided by operating activities of continuing operations	11,318	14,523
Operating activities of discontinued operations	21	(26)
Net cash provided by operating activities	11,339	14,497

Cash flows from investing activities:
Purchase of available-for-sale securities	(27,242)	(19,862)
Proceeds/maturities from sale of available-for-sale securities	12,553	53,548
Proceeds from sale of real estate assets	12,500	17,855
Escrowed proceeds from sale of real estate assets	15,000	(15,000)
Net proceeds from litigation award from prior condemnation	457	5,665
Proceeds from sale of derivative instruments	1,433	366
Purchases of derivative instruments	(24)	—
Principal payments on notes receivable	46	1,382
Acquisition of property, plant and equipment	(561)	(421)
Acquisition of/additions to real estate assets	(15,308)	(18,150)
Distributions from joint ventures	777	777
Net cash (used in) provided by investing activities of continuing operations	(369)	26,160
Investing activities of discontinued operations	—	15
Net cash (used in) provided by investing activities	(369)	26,175

Continued

UNITED CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,
	2008	2007
Cash flows from financing activities:
Proceeds from mortgage obligations	500	19,500
Principal payments on mortgage obligations	(973)	(619)
Purchase and retirement of common stock	(13,331)	(16,200)
Proceeds from the exercise of stock options	9,224	4,979
Tax benefit from exercise of employee stock options	2,749	3,983
Net cash (used in) provided by financing activities	(1,831)	11,643
Net increase in cash and cash equivalents	9,139	52,315
Cash and cash equivalents, beginning of year	129,003	76,688
Cash and cash equivalents, end of year	$138,142	$129,003

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,112	$1,089
Taxes	$3,880	$4,520

Non-cash investing and financing activities:
Mortgage obligation assumed in connection with acquisition of hotel property (see Note 2)	$—	$2,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
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

Cash and Cash Equivalents

Cash equivalents of $133 and $16,122 at December 31, 2008 and 2007, respectively, consisted of certificates of deposit.  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2008 and 2007, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Income.

Notes and Accounts Receivable, Net

Notes and accounts receivable, net consist of the following:
	December 31,
	2008	2007
Trade receivables	$5,357	$5,494
Rental receivables	1,788	2,185
Other receivables (see Note 2)	689	16,032
Current portion of notes receivable	43	795
Total	7,877	24,506
Less: Allowance for doubtful accounts	450	297
	$7,427	$24,209

Inventories

Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead.  The first-in, first-out (FIFO) method is used to determine the cost of inventories.  Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$2,607	$2,446
Work in process	458	542
Finished goods	2,559	2,470
	$5,624	$5,458

Depreciation and Amortization

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
Buildings	19 to 39 years
Building renovations and improvements	5 to 39 years
Equipment and fixtures	5 to 15 years

Property, plant and equipment:
Buildings and improvements	18 to 39 years
Furniture, fixtures and equipment	3 to 15 years

Intangible assets with definite lives:
Patents and trademarks	17 to 20 years

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

Research and Development

The Company expenses research, development and product engineering costs as incurred.  Approximately $58 and $46 of such costs were incurred by the Company in 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping and handling costs billed to a customer are included in net sales and the related costs are included in cost of sales or selling expenses.  For the years ended December 31, 2008 and 2007, shipping and handling costs included in selling expenses were $470 and $430, respectively.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding.  Diluted earnings per share gives effect to all potentially dilutive shares that were outstanding during the period, unless the effect would be antidilutive.  Dilutive shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, using the treasury stock method.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in both common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2008 and 2007, the fair value of such derivatives was ($5) and ($15), respectively, which are recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheets.  These instruments do not qualify for hedge accounting, and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $1,418 and $371 in net realized and unrealized gains from derivative instruments for the years ended December 31, 2008 and 2007, respectively, which are included in other income and (expense), net in the Consolidated Statements of Income.

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

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008.  SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, additional disclosures are now required as part of the financial statements (see Note 8).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets effective January 1, 2009 and it is not expected to have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 became effective for fiscal years beginning after November 15, 2007.  The Company has elected not to implement the fair value option with respect to any additional financial instruments (other than those previously required under other GAAP rules or standards); therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for the Company beginning January 1, 2009 and will apply to business combinations occurring after December 31, 2008.  Adoption of SFAS 141R will not affect the Company’s consolidated financial statements, but will have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the Company beginning January 1, 2009 and is not expected to have a material impact on the its consolidated financial position or results of operations.

2.    Real Estate

The Company is the lessor of real estate under operating leases which expire in various years through 2078.  The following is a summary of real property held for rental:
	December 31,
	2008	2007
Land	$16,077	$15,296
Buildings	114,164	100,630
Building renovations and improvements	14,832	13,991
Equipment and fixtures	3,723	3,571
	148,796	133,488
Less: Accumulated depreciation	71,594	68,552
	$77,202	$64,936

As of December 31, 2008, total minimum future rentals to be received under noncancelable leases for each of the next five years and thereafter are as follows:

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Minimum future rentals	$19,543	$16,121	$11,659	$9,954	$8,244	$50,347	$115,868

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees’ sales.  Percentage rents included in net income from real properties held for rental for 2008 and 2007 were approximately $186 and $299, respectively.

Property Acquisitions

During 2008, the Company purchased two shopping centers and retail outlets located in Michigan for approximately $13,600.  These properties were purchased using proceeds from a 2007 property sale which were held in escrow in connection with a Section 1031 tax-deferred exchange.  In addition, the Company purchased a commercial property located in Connecticut for approximately $700 which was partially financed by a $500 mortgage (see Note 7).

During 2007, the Company purchased a hotel located in Utica, New York (the “Utica Hotel”) for approximately $16,000 plus closing costs, including the assumption of an underlying mortgage of $2,315 (see Note 7), of which $872 of the purchase price was allocated to furniture, fixtures and equipment and is included in property, plant and equipment in the Consolidated Balance Sheet.  The total cost of acquisition, less the assumption of the mortgage is reflected in acquisition of/additions to real estate assets in the Consolidated Statements of Cash Flows.

Property Sales

During 2008, the Company divested itself of one of its shopping centers and retail outlets which had a net book value of $1,537 from its real estate investment and management segment.  The aggregate proceeds from this transaction were $12,500 resulting in a gain of $6,578, on a net of tax basis.

During 2007, the Company divested itself of five commercial properties and two other properties which had a net book value of $1,185 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $17,855 resulting in a gain of $10,002, on a net of tax basis.

At the time of the sale, proceeds from one of the other properties, amounting to $15,000, were placed in escrow with a third-party to facilitate a Section 1031 tax-deferred exchange.  This escrow was included in notes and accounts receivable, net in the accompanying Consolidated Balance Sheet at December 31, 2007 (see Note 1).  In January 2008, the Company utilized approximately $13,600 of the amount held to purchase a qualified property.  The remaining balance, plus interest, was remitted to the Company.

The results of operations for properties sold have been reclassified to discontinued operations, on a net of tax basis, for each of the years presented.  In addition, the assets and liabilities associated with those properties sold in 2008 have been reclassified to discontinued operations in the Consolidated Balance Sheet at December 31, 2007.  These amounts primarily consist of real property, net of accumulated depreciation, rents receivable, prepaid or accrued charges and mortgage obligations, if any.

Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

	For the years ended December 31,
	2008	2007
Revenues from real estate operations	$210	$310
Depreciation expense	21	52
Other operating expenses	—	61
Operating income	$189	$197

Properties Held for Sale

As of December 31, 2008, there were no properties considered by the Company to be held for sale.

3.    Property, Plant and Equipment

Property, plant and equipment, including furniture, fixtures and equipment related to the Company’s hotel operations segment, consists of the following:

	December 31,
	2008	2007
Land	$28	$28
Buildings and improvements	1,428	1,428
Furniture, fixtures and equipment	19,145	18,584
	20,601	20,040
Less: Accumulated depreciation	15,010	13,791
	$5,591	$6,249

4.    Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2008:
Equity securities	$16,440	$1,050	$(9,184)	$8,306
Bonds	1,031	4	(163)	872
	$17,471	$1,054	$(9,347)	$9,178
December 31, 2007:
Equity securities	$24,900	$1,988	$(1,577)	$25,311
Bonds	1,904	1	(25)	1,880
	$26,804	$1,989	$(1,602)	$27,191

The following table shows the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Equity Securities	$3,643	$(7,804)	$1,120	$(1,380)	$4,763	$(9,184)
Bonds	684	(143)	29	(20)	713	(163)
	$4,327	$(7,947)	$1,149	$(1,400)	$5,476	$(9,347)
December 31, 2007:
Equity securities	$7,858	$(1,577)	$—	$—	$7,858	$(1,577)
Bonds	24	(25)	—	—	24	(25)
	$7,882	$(1,602)	$—	$—	$7,882	$(1,602)

The Company continuously reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at December 31, 2008 are other-then-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds/maturities from the sale of available-for-sale securities as well as the gains and losses recognized in earnings on available for-sale-securities included in the determination of net income are as follows:

	For the years ended December 31,
	2008	2007
Proceeds/maturities	$12,553	$53,548
Gains recognized in earnings	$106	$2,954
Losses recognized in earnings	$(24,185)	$(3,356)

5.    Investment in Joint Ventures

The Company has a 50% interest in a limited partnership whose principal assets are two distribution centers leased to Kmart Corporation (“Kmart”), which are accounted for as leveraged leases (see Note 11).

The following represents the components of the net investment in the leveraged leases:

	December 31,
	2008	2007
Rents receivable	$53,381	$57,410
Residual values	10,000	10,000
Nonrecourse debt service	(42,093)	(45,345)
Unearned income	(15,848)	(15,940)
	5,440	6,125
Less: Deferred taxes arising from leveraged leases	5,504	5,837
	$(64)	$288

The Company’s share of income arising from this investment was $92 and $191 for the years ended December 31, 2008 and 2007, respectively, and is included in revenues from real estate operations in the Consolidated Statements of Income.

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2008	2007
Accounts payable	$3,932	$4,072
Accrued wages and benefits	1,817	1,942
Other accrued expenses	4,287	4,920
	$10,036	$10,934

7.    Long-term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
Mortgages on real property	$32,863	$33,336
Less: Current maturities	2,717	1,002
	$30,146	$32,334

Mortgages bear interest at rates ranging from 5.3% to 8% per annum and are collateralized by the related real property which had a net carrying value at December 31, 2008 of $29,344, exclusive of hotel furniture, fixtures and equipment.  Such amounts are scheduled to mature at various dates from April 2009 through January 2018.

The commercial property purchased in July 2008 (see note 2), was partially financed by a $500 mortgage which bears interest at 6.73% per annum, is payable monthly based on a 25-year amortization and matures in July 2013.

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

The approximate aggregate maturities of these obligations at December 31, 2008 are as follows:

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Aggregate maturities	$2,717	$1,025	$1,027	$1,097	$1,623	$25,374	$32,863

8.    Fair Value Measurement

As discussed in Note 1, effective January 1, 2008, the Company adopted SFAS 157 which requires financial assets and liabilities to be measured and reported at fair value on a recurring basis.  As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.
Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:  Unobservable inputs reflecting the reporting entity’s own assumptions.

SFAS 157 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities	$9,178	$9,144	$34	$—
Derivative financial instruments	$(5)	$(5)	$—	$—

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short maturity of such items. The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$1,101	$1,169	$1,147	$1,190
Long-term debt, including current portion	$32,863	$29,435	$33,336	$29,968

The fair value of notes receivable is estimated using discounted cash flow analyses, with interest rates comparable to loans with similar terms and borrowers of similar credit quality.  The fair value of long-term debt is estimated based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements.

9.    Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the years ended December 31, 2008 and 2007, the Company purchased and retired 607 and 542 shares of common stock for an aggregated purchase price of $13,331 and $16,200, respectively.

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

At December 31, 2008, there were options to purchase 1,138 and 2,807 shares outstanding under the Joint Plan and Incentive Plan, respectively.  At December 31, 2007, there were options to purchase 1,917 and 2,832 shares outstanding under the Joint Plan and Incentive Plan, respectively.

Outstanding stock options as of December 31, 2008, and changes during the year then ended are summarized below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,749	$11.91
Exercised	(804)	$11.47
Outstanding and exercisable at December 31, 2008	3,945	$11.99	2.5 years	$26,955

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 represents the difference between the Company’s closing stock price at the end of the year ($18.14) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $17,549 and $11,530, respectively, based on the market price on the date of exercise.

10.         Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share from continuing operations:

	For the years ended December 31,
	2008	2007
Numerator:
(Loss) income from continuing operations	$(5,075)	$17,416
Denominator:
Basic - weighted-average shares outstanding	8,418	8,290
Dilutive effect of employee stock options	—	1,895
Diluted - weighted-average shares outstanding	8,418	10,185
Basic (loss) earnings per share - continuing operations	$(.60)	$2.10
Diluted (loss) earnings per share - continuing operations	$(.60)	$1.71

As a result of the loss from continuing operations, 1,301 incremental shares, related to outstanding employee stock options calculated under the treasury stock method, were excluded from the computation of diluted loss per share in 2008 because their inclusion would have been anti-dilutive.  Potentially dilutive securities include outstanding options to purchase 3,945 share of common stock, including 740 shares whose exercise price was greater than the average fair value of the Company’s common stock in 2008.

11.         Transactions with Related Parties

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  A group that includes the wife of the Company’s Board Chairman, two Directors of the Company and the wife of one of the Directors have an 8% interest in this entity (see Note 5).

12.         Income Taxes

Deferred income taxes are determined on the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements using enacted tax rates.  Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits are more likely than not.

The components of the net deferred tax liability are as follows:

	December 31,
	2008	2007
Realization allowances related to accounts receivable and inventories	$378	$449
Net unrealized loss (gain) on available-for-sale securities	2,903	(125)
Basis differences relating to real property	(5,976)	(5,676)
Accrued expenses, deductible when paid	4,384	4,470
Deferred profit	(430)	(481)
Basis differences relating to business acquisitions	(223)	(223)
Leveraged lease	(5,504)	(5,837)
Property, plant and equipment	(731)	(731)
Pensions	997	(309)
Stock-based compensation	267	267
Other, net	(368)	(276)
Net deferred tax liability	(4,303)	(8,472)
Less: Current portion – asset	4,011	1,143
Noncurrent portion	$(8,314)	$(9,615)

The income tax (benefit) provision from continuing operations reflected in the Consolidated Statements of Income is as follows:

	For the years ended December 31,
	2008	2007
Current:
Federal	$(6,506)	$2,215
State	1,206	725
Deferred	3,281	5,989
	$(2,019)	$8,929

A reconciliation of the tax (benefit) provision from continuing operations computed at statutory rates to the amounts shown in the Consolidated Statements of Income are as follows:

	For the years ended December 31,
	2008	2007
Computed federal income tax (benefit) provision at statutory rates	$(2,412)	$9,221
State tax, net of federal tax effect	803	413
Other, net	(410)	(705)
	$(2,019)	$8,929

The losses on marketable securities realized in the second half of 2008 resulted in federal tax refunds of $4,163, which the Company expects to receive in 2009.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing a recognition threshold for positions taken or expected to be taken in a tax return that result in a benefit.

At the date of the adoption, the Company had a total of $4,324 of gross unrecognized tax benefits.  The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long-term liabilities.  Therefore upon adoption of FIN 48, the Company reclassed $1,128 from income taxes payable to other long-term liabilities.  As of December 31, 2008 and 2007, the Company had a total of $4,685 and $4,700 of gross unrecognized tax benefits, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance, beginning of year	$4,700	$4,324
Additions based on tax positions related to the current year	512	560
Lapse of statute of limitations	(527)	(184)
Balance, end of year	$4,685	$4,700

Substantially the entire amount, if recognized, would favorably effect the Company’s effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax positions as a component of income tax expense.  As of December 31, 2008 and 2007, the Company had approximately $2,471 and $2,268 of accrued interest and penalties related to uncertain tax positions, respectively.  During the years ended December 31, 2008 and 2007, the Company recognized $203 and $352 of interest and penalties within income tax expense, respectively.

The Company is subject to U.S. federal income tax, as well as income tax in multiple states.  For all major taxing jurisdictions, the tax years 2005 through 2007 remain open to examination.  As of December 31, 2008, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

13.         Other Income and Expense, Net

The components of other income and expense, net in the Consolidated Statements of Income are as follows:

	For the years ended December 31,
	2008	2007
Net loss on the sale of available-for-sale securities	$(24,079)	$(402)
Net realized and unrealized gain on derivative instruments	1,418	371
Litigation award from prior condemnation	457	5,665
Other, net	108	(17)
	$(22,096)	$5,617

14.         Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan provides defined benefits based on years of service and compensation level.

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  During 2008, the equity markets saw a significant decline in value.  As such, the fair value of plan assets decreased significantly during the year.  The funded status of the plan decreased by approximately $3,700 from December 31, 2007, due in large part to the decrease in the fair value of plan assets.  This affected the amounts reported in the Consolidated Balance Sheet at December 31, 2008.  It also contributes to an expected increase in net periodic pension expense in 2009.  If the equity and bond markets continue to decline, the funded status of the plan could continue to be materially affected.  This could result in higher net periodic pension expense, as well as the need for additional contributions to fund benefits, in the future.

Changes in benefit obligation, plan assets and funded (unfunded) status of the plan are as follows:

	December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$9,416	$8,906
Service cost	290	315
Interest cost	723	683
Actuarial loss	161	241
Benefits paid	(757)	(729)
Benefit obligation, end of year	9,833	9,416
Change in plan assets:
Fair value of plan assets, beginning of year	10,299	9,457
Actual return on plan assets	(4,057)	871
Contributions	1,500	700
Benefits paid	(757)	(729)
Fair value of plan assets, end of year	6,985	10,299
Funded (unfunded) status	$(2,848)	$883

The unfunded status at December 31, 2008 is included in other long-term liabilities while the funded status at December 31, 2007 is included in other assets in the Consolidated Balance Sheets.  At December 31, 2008 and 2007, the accumulated benefit obligation was $9,605 and $9,185, respectively.

Amounts recognized in accumulated other comprehensive (loss) income, before income taxes, consist of the following:

	December 31,
	2008	2007
Unrecognized net actuarial gain	$438	$599
Unrecognized net (loss) gain	(4,355)	496
	$(3,917)	$1,095

Net periodic pension expense consists of the following:

	For the years ended December 31,
	2008	2007
Service cost	$(290)	$(315)
Interest cost	(723)	(683)
Expected return on plan assets	794	727
Net periodic pension expense	$(219)	$(271)

In determining the projected benefit obligation and net periodic pension cost, the weighted-average assumed discount rate and expected long-term rate of return on plan assets was 8%, while the rate of expected increases in future compensation was 3.5%, in all periods presented.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2008 pension expense by $99.

The expected long-term rate of return on plan assets is determined by considering historical rates of return, the current return trends, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The Company estimates approximately $245 of unrecognized net losses from accumulated other comprehensive loss to be recognized as a component of net periodic pension expense during 2009.

The allocations of plan assets by category are as follows:

	December 31,
	2008	2007
Equity securities	39.5%	88.2%
Debt securities	50.9	6.0
U.S. government securities	0.8	0.6
Cash and other investments	8.8	5.2
	100.0%	100.0%

The Company’s pension plan assets are managed by outside investment managers and the plan’s trustees.  The Company’s investment strategy with respect to pension assets is to maximize return while protecting principal.  The investment managers have the flexibility to adjust the asset allocations and move funds to the asset class that offers the most opportunity for investment returns.

A contribution amount has not yet been determined for 2009, however the Company anticipates an amount comparable to the 2008 contribution.  The 2008 contribution was equal to the IRS minimum required contribution in accordance with the Pension Protection Act of 2006.

Benefit payments, which include the effects of expected future service, are expected to be paid as follows:

	Years ending December 31,
	2009	2010	2011	2012	2013	2014-2018
Expected benefit payments	$916	$914	$928	$926	$912	$4,550

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

Operating results of the Company’s business segments are as follows:

	For the years ended December 31,
	2008	2007
Net revenues and sales:
Real estate investment and management	$20,392	$19,387
Hotel operations	16,317	14,564
Engineered products	36,212	37,820
	$72,921	$71,771
Operating income (loss):
Real estate investment and management	$11,642	$11,744
Hotel operations	1,020	2,072
Engineered products	264	2,083
General corporate expenses	(3,279)	(2,776)
	9,647	13,123
Other income (expense), net	(16,741)	13,222
(Loss) income from continuing operations before income taxes	$(7,094)	$26,345

	For the years ended December 31,
	2008	2007
Depreciation and amortization expense:
Real estate investment and management	$2,450	$1,829
Hotel operations	1,431	1,279
Engineered products	309	339
General corporate expenses	104	95
	$4,294	$3,542
Mortgage interest expense:
Real estate investment and management	$241	$247
Hotel operations	1,874	849
	$2,115	$1,096

Sales by the Company’s engineered products segment to automobile original equipment manufacturers and their first tier suppliers accounted for approximately 20.5% and 24.7% of 2008 and 2007 consolidated revenues, respectively.  Sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% and 14.6% of the segment’s sales for the years ended December 31, 2008 and 2007, respectively.

Approximately 13.3% and 13.7% of 2008 and 2007 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company’s business segments is as follows:
	December 31,
	2008	2007
Identifiable assets:
Real estate investment and management and corporate assets	$220,222	$227,854
Hotel operations	30,586	31,867
Engineered products	12,077	12,349
	$262,885	$272,070
Additions to long-lived assets:
Real estate investment and management and corporate assets	$14,771	$4,146
Hotel operations	962	16,564
Engineered products	136	176
	$15,869	$20,886

The cost of long-lived asset additions in 2007 includes the assumption of mortgage obligations ($2,315) in connection with the acquisition of the Utica Hotel (see Note 2).

16.         Lease Obligations

At December 31, 2008, the Company was obligated under various noncancelable operating leases which expire on various dates through 2040.  These leases include certain facilities and equipment of the engineered products segment, as well as land leases of the real estate investment and management segment.  Certain leases contain renewal options and/or increased rental amounts.  The future minimum rental commitments under operating leases are as follows:

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Minimum rental commitments	$612	$224	$144	$126	$124	$1,608	$2,838

Rental expense under operating leases was $639 and $623 for 2008 and 2007, respectively.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company has approximately $9,300 and $9,500 recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2008 and 2007, respectively, to cover such matters.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (the “Officer”) which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation and Stock Option Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Officer a lump sum severance payment equal to three years salary and purchase outstanding options.  The employment agreement provides for successive one-year terms unless either the Company or the Officer gives the other written notice that the employment agreement is terminated and also provides a death benefit which the Company secures through an insurance policy.

The Company is subject to various other litigation, legal, regulatory and tax matters that arise in the ordinary course of business activities.  When management believes it is probable that liabilities have been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations or financial position in any given period.