Form 10-K/A
period 2008-12-31
UNITED CAPITAL CORP /DE/
filed 2009-04-24
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

COMMISION FILE NUMBER:  1-10104

UNITED CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2294493 (I.R.S. Employer Identification No.)

9 Park Place, Great Neck, NY (Address of principal executive offices)	11021 (Zip Code)

516-466-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10 Per Share)	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☒.

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

The number of shares of the registrant’s $.10 par value common stock outstanding as of April 22, 2009 was 9,077,971.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 22, 2009, the executive officers and directors of United Capital Corp. (“we,” “our” or the “Company”) are as follows:

Name	Principal Occupation	Age

A.F. Petrocelli	Chairman of the Board, President and Chief Executive Officer	65

Michael T. Lamoretti	Vice President – Real Estate Operations	41

Howard M. Lorber *	President and Chief Executive Officer of Vector Group Ltd.	60

Robert M. Mann *	Private Investor – Apparel Industry	67

Anthony J. Miceli	Vice President, Chief Financial Officer and Secretary	46

Arnold S. Penner *	Self-employed real estate investor and broker	72

Michael J. Weinbaum	Vice President – Real Estate Operations	42
_______________

*
Independent Director under rules established by the NYSE Amex.  The Company is a “Controlled” company under such rules in that Mr. Petrocelli owns more than 50% of the outstanding Common Stock of the Company.

A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer of the Company since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June, 1981.  Mr. Petrocelli was Chairman of the Board of Directors, President and Chief Executive Officer of Prime Hospitality Corp. (“Prime”), a New York Stock Exchange listed company from 1998 until its sale to an affiliate of The Blackstone Group in October 2004.  Mr. Petrocelli is also a director of Nathan’s Famous, Inc. (“Nathan’s”), a chain of fast food restaurants.

MICHAEL T. LAMORETTI, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Lamoretti is a son-in-law of Mr. Petrocelli.  Mr. Lamoretti is a member of the Real Estate Board of New York, the International Council of Shopping Centers and a member of the board of the Great Neck Plaza Management Council.

HOWARD M. LORBER, has been a Director of the Company since 1991.  In addition, Mr. Lorber has been the Executive Chairman of Nathan’s since January 2007.  Previously at Nathan’s, Mr. Lorber served as Chairman of the Board from 1987 until December 2006 and Chief Executive Officer from 1993 until December 2006.  Also, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006.  Previously, Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until December 2005.  Mr. Lorber was President, Chief Operating Officer and a Director of New Valley Corporation from November 1994 until its merger with Vector Group in December 2005.  Mr. Lorber has also been a Vice Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. since July 2006.  Previously, he was Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. from May 2001 to July 2006.  Mr. Lorber has also been a director of SP Acquisition Holdings, Inc., a blank check company, since June 2007.  For more than the past five years, Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the Financial Industry Regulatory Authority.  He is also a trustee of Long Island University.

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

CORPORATE GOVERNANCE

The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.  The Company regularly monitors developments in the area of corporate governance.  In July 2002, Congress passed the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements.  In addition, the NYSE Amex (formerly the American Stock Exchange) has instituted corporate governance and listing requirements.

Audit Committee

The Company has an Audit Committee consisting of Messrs. Lorber, Mann and Penner.  The Company has determined that Mr. Lorber is a “Financial Expert” as defined by the rules promulgated under the Sarbanes-Oxley Act.

Code of Business Conduct and Ethics

We have also adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company.  It is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.  Such Code of Business Conduct and Ethics can be found on the Company’s website at www.unitedcapitalcorp.net and was filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2006.

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

Compensation Philosophy and Objectives

The philosophy of our Compensation and Stock Option Committee is to closely align compensation paid to executive officers with the achievement of the Company’s annual and long-term performance goals.  In establishing compensation for our NEOs, the following are the Compensation and Stock Option Committee’s objectives:

•	Setting levels of compensation designed to attract and retain superior executives in a highly competitive business environment;

•	Providing incentive compensation that varies directly with the Company’s financial performance and the impact of individual initiative and achievement of such financial performance;

•	Linking compensation to elements which effect the Company’s annual and long-term performance;

•	Evaluating the competitiveness of executive compensation programs based upon information drawn from a variety of sources; and

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

Although, generally, we believe that executive base salaries should be targeted taking into consideration the median range of salaries for executives in similar positions at comparable companies, we recognize that, to attract and retain superior key individuals, such as the NEOs, the Compensation and Stock Option Committee may determine that it is in our best interests to negotiate total compensation packages with our NEOs that may deviate from the general principle of targeting total compensation at the median level of our peers.  The Company does not benchmark compensation against the compensation of other companies.  Actual pay for each NEO is determined within this structure, driven by performance of the NEO over time, as well as our annual performance.

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

The bonus paid to Mr. Petrocelli, is based on, among other things, the Company’s prior year performance and the Company’s total revenue for the previous year.  At the Company’s 2008 annual meeting of stockholders, the stockholders approved a proposal which provided that in any year that the total revenues of the Company exceed $60 million, the Chief Executive Officer would be entitled to receive a bonus.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the Chief Executive Officer (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation’s fiscal year.  The $1 million compensation deduction limitation does not apply to “performance-based compensation.”  The Company believes that the bonus received by Mr. Petrocelli in 2009 for services rendered during 2008 is “performance-based” since the Company’s revenues exceeded $60 million for the year ended December 31, 2008, which is the performance criterion the Company is required to achieve in order for the Chief Executive Officer to be eligible to receive a bonus, as approved by the Company’s stockholders at the Company’s 2008 Annual Meeting of Stockholders.  In addition, the Company believes that any compensation received by executive officers in connection with the exercise of options granted under the Incentive and Non-Qualified Stock Option Plan (the “Plan”) or the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the “Joint Plan”) qualifies as “performance-based compensation.”

Termination or Change in Control

The only NEO that the Company has an employment contract with is Mr. Petrocelli.  In the event of a change of control of the Company, as defined in the Employment Agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary at his current rate and purchase outstanding options owned by Mr. Petrocelli.  The aggregate intrinsic value of the outstanding options owned by Mr. Petrocelli as of December 31, 2008 was $20,924,000, which represents the difference between the Company’s closing stock price on such date ($18.14) and the exercise price of each option, multiplied by the number of “in-the-money” options.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation, including costs paid by the Company related to certain perquisites, to the NEOs with respect to the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total (2)

A.F. Petrocelli Chairman of the Board, President and Chief Executive Officer	2008	$800,000	$750,000	$84,124	$1,634,124
	2007	800,000	750,000	77,889	1,627,889

Michael T. Lamoretti Vice President – Real Estate Operations	2008	250,000	140,000	61,481	451,481
	2007	235,000	140,000	53,510	428,510

Anthony J. Miceli Vice President and Chief Financial Officer	2008	275,000	140,000	18,187	433,187
	2007	260,000	140,000	18,126	418,126

Michael J. Weinbaum Vice President – Real Estate Operations	2008	250,000	140,000	41,825	431,825
	2007	235,000	140,000	57,348	432,348
_______________

(1)
This column includes the total amount of all perquisites paid by the Company during 2008 and 2007 for our NEOs.  These amounts include the following (individually greater than $25,000 or 10% of the total amount of the perquisites received):  (1) total automobile related payments made by the Company of $43,214, $17,455, $16,519 and $16,305 in 2008 and $38,688, $14,360, $16,998 and $12,902 in 2007 for Messrs. Petrocelli, Lamoretti, Miceli and Weinbaum, respectively; and (2) club membership dues of $40,910, $39,889 and $21,383 in 2008 and $39,201, $36,417 and $41,238 in 2007 for Messrs. Petrocelli, Lamoretti and Weinbaum, respectively.  In addition, the Company has a proportionate interest in a corporate aircraft that is available for use by the executive officers of the Company.  The total cost of the proportionate interest in the corporate aircraft was approximately $417,000 and $329,000 during 2008 and 2007, respectively.

(2)	The values in this table were determined using the aggregate incremental cost to the Company and could differ substantially from those used for income tax purposes.

Grant of Equity Awards

The Company did not grant any stock options in the fiscal year ended December 31, 2008 to any employees, including the NEOs.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding the outstanding options that have been granted to our NEOs under each of the Plan and the Joint Plan, but remain unexercised or unvested as of December 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
A.F. Petrocelli	600,000	—	$ 7.03	7/14/2009
	600,000	—	6.53	6/07/2010
	600,000	—	11.93	6/12/2011
	600,000	—	12.20	6/11/2012
	454,000	—	21.80	6/10/2013

Michael T. Lamoretti	60,000	—	$ 7.03	7/14/2009
	66,000	—	11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Anthony J. Miceli	66,000	—	$11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Michael J. Weinbaum	60,000	—	$ 7.03	7/14/2009
	20,000	—	6.53	6/07/2010
	66,000	—	11.93	6/12/2011
	66,000	—	12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Retirement Benefits

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covers substantially all full-time employees including the NEOs of the Company.  The Company contributed $1,500,000 and $700,000 to the Pension Plan for the years ended December 31, 2008 and 2007, respectively.  The Pension Plan provides defined benefits based on years of service and compensation level.  Each of our NEOs are fully-vested in the Pension Plan.

The Company also has a Supplemental Retirement and Death Benefit Program (the “Supplemental Program”) which was terminated over ten years ago.  All participants at that time retained their benefits under the plan.  Messrs. Petrocelli and Miceli are included in this group.  Under the Supplemental Program, participants, upon death or retirement at the age of 55 or later, receive a supplemental benefit, as defined, in equal quarterly installments over a ten year period, as stated in the plan.  Retirement benefits are proportionally reduced for early retirement prior to age of 65.

The Company provides most salaried employees with the opportunity to participate in a 401(k) Plan, which is a tax-qualified retirement savings plan under Section 401(k) of the Code.  Eligible employees, who are 21 years of age and over, can participate on the first day of the calendar quarter following the date they have completed six months of service with the Company.  Historically, the Company has not made matching contributions.

Director Compensation

Directors of the Company who are not employees of the Company are entitled to receive compensation for serving as directors in the amount of $6,000 per annum and $500 per Board meeting and Committee meeting attended.  The following table reflects all compensation earned and paid to the non-employee directors of the Company during the 2008 calendar year for services rendered to the Company:

Name	Fees Earned or Paid in Cash
Howard M. Lorber	$11,500
Robert M. Mann	11,000
Arnold S. Penner	11,500

The aggregate number of outstanding stock options held by each independent, non-employee director as of December 31, 2008 was 100,000 each for Messrs. Lorber, Mann and Penner.  No director was granted any stock options, stock awards or received any other compensation from the Company in the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning ownership of the Company’s Common Stock, as of April 22, 2009, by each person known to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class (9)

A.F. Petrocelli 9 Park Place Great Neck, NY 11021	8,523,448(1)(2)	75.2%

Beverly Petrocelli c/o 9 Park Place Great Neck, NY 11021	8,523,448(2)	75.2%

Anthony J. Miceli	222,900(3)	2.4%

Michael T. Lamoretti	260,000(4)	2.8%

Michael J. Weinbaum	305,036(5)	3.3%

Howard M. Lorber	218,000(6)	2.4%

Robert M. Mann	101,400(7)	1.1%

Arnold S. Penner	118,000(8)	1.3%

All executive officers and directors as a group (7 persons)	9,748,784(1)(3)(4) (5)(6)(7)(8)(9)	78.8%

_______________

(1)
Mr. Petrocelli owns directly 5,269,448 shares of Common Stock and presently exercisable options to purchase 2,254,000 shares of Common Stock.  Also includes 1,000,000 shares held by Mrs. Petrocelli, the wife of Mr. Petrocelli.  Such shares may be deemed to be beneficially owned by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2)
Mrs. Petrocelli is the wife of Mr. Petrocelli.  Includes 1,000,000 shares of Common Stock held by Mrs. Petrocelli and 7,523,448 shares held by Mr. Petrocelli (which includes presently exercisable options to purchase 2,254,000 shares of Common Stock).  Such shares may be deemed to be beneficially owned by Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of all shares held by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of the shares held by her adult children and grandchildren.

(3)	Consists of 22,900 shares of Common Stock and presently exercisable options to purchase 200,000 shares of Common Stock.

(4)
Consists of presently exercisable options to purchase 260,000 shares of Common Stock.  Does not include 363,600 shares held in trust (with the wife of Mr. Lamoretti serving as trustee) for the benefit of the minor children of Mr. Lamoretti.  Mr. Lamoretti disclaims beneficial ownership of the shares held in trust for his children.

(5)
Consists of 25,036 shares of Common Stock held by Mr. Weinbaum and presently exercisable options to purchase 280,000 shares of Common Stock.  Does not include 363,600 shares held in trust (with the wife of Mr. Weinbaum serving as trustee) for the benefit of the minor children of Mr. Weinbaum.  Mr. Weinbaum disclaims beneficial ownership of the shares held in trust for his children.

(6)
Includes 18,000 shares of Common Stock owned by Mr. Lorber and 100,000 shares of Common Stock owned by Lorber Alpha II, L.P. (an entity in which Mr. Lorber may be deemed to be a control person).  Mr. Lorber disclaims beneficial ownership of all shares owned Lorber Alpha II, L.P.  Also includes presently exercisable options to purchase 100,000 shares of Common Stock.

(7)	Consists of 1,400 shares of Common Stock and presently exercisable options to purchase 100,000 shares of Common Stock.

(8)	Consists of 18,000 shares of Common Stock and presently exercisable options to purchase 100,000 shares of Common Stock.

(9)
Includes the shares of Common Stock subject to options which are presently exercisable and held by directors and executive officers as a group for purposes of calculating the respective percentages of Common Stock owned by such individuals or by the executive officers and directors as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2008.

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart Corporation.  Also participating in this transaction were Mrs. Petrocelli, Mr. Penner, Mr. Lorber and the spouse of a director who together have approximately an 8% interest in this transaction.  Mr. Petrocelli disclaims beneficial ownership of the participation interest held by his wife.  The Company’s share of income arising from this investment, accounted for as a leverage lease, was $92,000 in 2008.

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

In May 2008, Mr. Petrocelli sold 446,000 shares of the Company’s Common Stock to the Company at a price per share of $21.50 (or an aggregate of $9,589,000), which represents the closing price of the Company’s Common Stock on the day of the sale.  The shares sold by Mr. Petrocelli were received pursuant to the exercise of options to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $11.44 per share.  The sale of Common Stock to the Company was approved by the Compensation and Stock Option Committee.

In addition, during 2008, Messrs. Lamoretti, Miceli and Weinbaum exercised options to purchase 42,000, 60,000 and 60,000 shares of the Company’s Common Stock, respectively, at exercise prices between $11.44 and $12.58 and sold 42,000, 41,000 and 41,000 shares to the Company, respectively, at prices between $23.00 and $24.56 per share.  The shares acquired by the Company were acquired pursuant to the Company’s previously announced stock buy back plan.

In March 2009, Mr. Petrocelli exercised options to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $7.03.

Director Independence

Pursuant to NYSE Amex rules, the Company is not required to have a majority of independent directors by virtue of the fact that it is a “controlled company” in that Mr. A.F. Petrocelli beneficially owns more than 50% of the Company’s outstanding Common Stock.  The Board of Directors has determined that the following Directors of the Company are independent directors under NYSE Amex rules:  Howard M. Lorber, Robert M. Mann and Arnold S. Penner.  As described above, the Company and Messrs. Lorber and Penner are involved in certain transactions.  Notwithstanding such transactions, both Mr. Lorber and Mr. Penner are independent directors as such term is defined by NYSE Amex Rule 803(A) of the NYSE Amex listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent public accountants for the years ended December 31, 2008 and 2007 were Holtz Rubenstein Reminick LLP (“Holtz”).  The Company’s independent public accountants for the year ended December 31, 2006 were Goldstein Golub Kessler LLP (“GGK”).  As a result of financial and other considerations the Audit Committee voted on November 13, 2007 to appoint Holtz as the Company’s new independent public accountants.

Pursuant to Item 304(a) of Regulation S-K, the Company reported the following:

(a)	Previous Independent Accountants

(i)	On November 13, 2007, the Company retained Holtz as its independent certified public accountants in place of GGK, who were dismissed as independent auditors of the Company effective November 13, 2007.

(ii)
The reports of GGK on the Company’s financial statements for each of the two years ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii)	The decision to change accountants was approved by the Audit Committee of the Board of Directors.

(iv)
In connection with the audits of the Company’s financial statements for each of the two years ended December 31, 2006 and through November 13, 2007, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of GGK, would have caused it to make reference to the matter in their report.

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

(i)
The Company engaged Holtz as its new independent accountants effective November 13, 2007.  During the two years ended December 31, 2006 and through November 13, 2007, the Company did not consult with Holtz concerning the Company’s financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was either the subject of a “disagreement” or “reportable event” (as such terms are defined in Item 304 of Regulation S-K) with the previous independent accountants.

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

The aggregate fees billed to or accrued by the Company by Holtz, GGK and RSM for services performed for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	Holtz	Holtz	GGK/RSM
Audit Fees	$101,000	$76,000	$25,000
Audit Related Fees	26,000	25,000	16,000
Tax Fees	100,000	95,000	5,000
All Other Fees	—	—	—

Audit Fees

The aggregate audit fees for the years ended December 31, 2008 and 2007 were primarily related to the audit of the Company’s annual financial statements and review of those financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit Related Fees

Audit related fees for the years ended December 31, 2008 and 2007 were primarily incurred in connection with the audits of the Company’s employee benefit plans.  In addition, during the year ended December 31, 2007, the Company incurred additional audit related fees related to the consent of prior independent public accountants to the inclusion of its opinion in the Company’s annual financial statements.

Tax Fees

Tax fees for the years ended December 31, 2008 and 2007 were primarily related to tax and other related services.

All Other Fees

The Company did not engage Holtz, GGK or RSM to provide any other services during the fiscal years ended December 31, 2008 and 2007.

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

14.	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

**21.	Subsidiaries of the Company.

**23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Previously filed on the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

By:	/s/ Anthony J. Miceli
Anthony J. Miceli, Vice President and Chief Financial Officer
Dated:  April 22, 2009