Form 10-Q
period 2009-03-31
UNITED CAPITAL CORP /DE/
filed 2009-05-12
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

COMMISSION FILE NUMBER:  1-10104

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: xxx

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The registrant had 9,072,423 shares of common stock, $.10 par value, outstanding as of May 7, 2009.

United Capital Corp. and Subsidiaries

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Asset

Current assets:
Cash and cash equivalents	$138,887	$138,142
Marketable securities	11,264	9,178
Notes and accounts receivable, net	6,164	7,427
Income taxes receivable	4,163	4,163
Inventories	4,816	5,624
Prepaid expenses and other current assets	1,425	1,732
Deferred income taxes	4,553	4,011

Total current assets	171,272	170,277

Property, plant and equipment, net	5,494	5,591
Real property held for rental, net	77,218	77,202
Investment in joint venture	5,246	5,440
Noncurrent notes receivable	1,046	1,058
Other assets	3,331	3,317

Total assets	$263,607	$262,885

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,064	$2,717
Accounts payable and accrued liabilities	7,909	10,036
Income taxes payable	2,662	3,629

Total current liabilities	11,635	16,382

Long-term debt	29,826	30,146
Other long-term liabilities	18,145	18,076
Deferred income taxes	8,232	8,314

Total liabilities	67,838	72,918

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 9,078 and 8,483 shares, respectively	908	848
Retained earnings	203,705	197,056
Accumulated other comprehensive loss, net of tax	(8,844)	(7,937)
Total stockholders’ equity	195,769	189,967

Total liabilities and stockholders’ equity	$263,607	$262,885

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INDEX

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net sales	$5,784	$9,899
Revenues from real estate operations	8,016	8,777

Total revenues	13,800	18,676

Costs and expenses:
Cost of sales	4,512	7,534
Real estate operations:
Mortgage interest expense	532	514
Depreciation expense	1,037	936
Other operating expenses	4,079	4,366
General and administrative expenses	1,790	1,790
Selling expenses	818	934

Total costs and expenses	12,768	16,074

Operating income	1,032	2,602

Other income (expense):
Interest and dividend income	835	1,554
Other income and (expense), net	(109)	23

Total other income (expense)	726	1,577

Income from continuing operations before income taxes	1,758	4,179

Provision for income taxes	641	1,523

Income from continuing operations	1,117	2,656

Discontinued operations:
Income from discontinued operations, net of tax provision of $22	—	32

Income from discontinued operations	—	32

Net income	$1,117	$2,688

Basic earnings per share:
Income from continuing operations	$.13	$.32
Income from discontinued operations	—	—
Net income per share	$.13	$.32

Diluted earnings per share:
Income from continuing operations	$.12	$.27
Income from discontinued operations	—	—
Net income per share assuming dilution	$.12	$.27

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INDEX

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,117	$2,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,132	1,051
Net loss on available-for-sale securities	104	—
Net realized and unrealized gains on derivative instruments	(5)	(30)
Income from equity investment	—	(22)
Deferred income taxes	(135)	(48)
Other, net	164	24
Changes in assets and liabilities:
Notes and accounts receivable, net	1,264	(629)
Inventories	808	425
Prepaid expenses and other current assets	307	120
Accounts payable and accrued liabilities	(2,122)	(44)
Income taxes payable	(967)	885
Other long-term liabilities	(124)	81
Net cash provided by operating activities of continuing operations	1,543	4,501
Operating activities of discontinued operations	—	12
Net cash provided by operating activities	1,543	4,513

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,939)	(9,564)
Proceeds/maturities from sale of available-for-sale securities	361	754
Escrowed proceeds from sale of real estate assets	—	15,000
Proceeds from sale of derivative instruments	—	16
Principal payments on notes receivable	11	12
Acquisition of property, plant and equipment	(214)	(46)
Acquisition of/additions to real estate assets	(830)	(14,135)
Distributions from joint venture	194	195
Net cash used in investing activities	(4,417)	(7,768)

Cash flows from financing activities:
Principal payments on mortgage obligations	(1,973)	(237)
Purchase and retirement of common stock	(79)	(389)
Proceeds from exercise of stock options	4,219	—
Tax benefit from exercise of stock options	1,452	—
Net cash provided by (used in) financing activities	3,619	(626)
Net increase (decrease) in cash and cash equivalents	745	(3,881)
Cash and cash equivalents, beginning of period	138,142	129,003
Cash and cash equivalents, end of period	$138,887	$125,122

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$535	$514
Taxes	$279	$589

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2009, the Company received proceeds of $4,219 from the exercise of 600 stock options.  During the three months ended March 31, 2009, the Company recorded a tax benefit of $1,452 to retained earnings related to the exercise of stock options.  No stock options were exercised during the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, the Company purchased and retired 5 and 16 shares of common stock for an aggregate purchase price of $79 and $389, respectively.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$1,117	$2,656

Denominator:
Basic – weighted-average shares outstanding	8,675	8,279
Dilutive effect of employee stock options	722	1,536
Diluted – weighted-average shares outstanding	9,397	9,815

Basic earnings per share – continuing operations	$.13	$.32
Diluted earnings per share – continuing operations	$.12	$.27

Potentially dilutive common shares, related to outstanding employee stock options, amounting to 740 shares for the three months ended March 31, 2009, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of March 31, 2009 and December 31, 2008, the Company had options to purchase 3,345 and 3,945 shares outstanding with a weighted-average exercise price of $12.88 and $11.99 per share, respectively.  As of March 31, 2009, these options had a weighted-average remaining contractual term of 2.6 years and an aggregate intrinsic value of $17,972.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2009 ($17.25) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  During the three months ended March 31, 2009, options to purchase 600 shares were exercised which had a weighted-average exercise price of $7.03 per share.

5.    Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2009:
Equity securities	$20,379	$1,053	$(10,659)	$10,773
Bonds	574	2	(85)	491
	$20,953	$1,055	$(10,744)	$11,264
December 31, 2008:
Equity securities	$16,440	$1,050	$(9,184)	$8,306
Bonds	1,031	4	(163)	872
	$17,471	$1,054	$(9,347)	$9,178

Proceeds/maturities from the sale of available-for-sale securities as well as the losses recognized in earnings on available-for-sale securities included in the determination of net income are as follows:

	Three Months Ended March 31,
	2009	2008
Proceeds/maturities	$361	$754
Losses recognized in earnings	$(104)	$—

6.    Inventories

The components of inventories are as follows:
	March 31, 2009	December 31, 2008
Raw materials	$2,145	$2,607
Work in process	356	458
Finished goods	2,315	2,559
	$4,816	$5,624

INDEX

7.    Real Estate

                Property acquisitions

During January 2008, the Company purchased two commercial properties located in Michigan for approximately $13,600.  These properties were purchased using funds available from a property sold during 2007 in connection with a Section 1031 tax-deferred exchange.

                Property sales

The results of operations of properties sold prior to March 31, 2009, consisting primarily of $66 of revenues and $12 of depreciation expense, have been reclassified to discontinued operations, on a net of tax basis, for the three months ended March 31, 2008.

                Properties held for sale

At March 31, 2009, there were no properties considered by the Company to be held for sale.

8.    Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2008, the fair value of such derivatives was ($5), which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $5 and $30 in net realized and unrealized gains on derivative instruments for the three months ended March 31, 2009 and 2008, respectively, which are included in other income and (expense), net in the Condensed Consolidated Statements of Income.  The Company held no such derivatives at March 31, 2009.

9.    Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:
Marketable securities	$11,264	$11,234	$30	$—

December 31, 2008:
Marketable securities	$9,178	$9,144	$34	$—
Derivative financial instruments	$(5)	$(5)	$—	$—

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS 157 as they relate to long-lived assets effective January 1, 2009 and it did not have a material impact on the Company’s financial statements.

INDEX

10.          Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan provides defined benefits based on years of service and compensation level.

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2009	2008
Service cost	$(80)	$(75)
Interest cost	(190)	(170)
Expected return on plan assets	138	204
Amortization of net loss	(61)	—
Net periodic pension cost	$(193)	$(41)

11.          Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:
	Three Months Ended March 31,
	2009	2008
Net income	$1,117	$2,688
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on available-for-sale securities, net of tax effect of $525 and $1,474, respectively	(975)	(2,738)

Reclassification adjustment for net losses realized in net income, net of tax effect of $36	68	—
Comprehensive income (loss)	$210	$(50)

The components of accumulated other comprehensive loss, net of tax are as follows:

	March 31, 2009	December 31, 2008
Net unrealized loss on available-for-sale securities, net of tax effect of $3,391 and $2,902, respectively	$(6,298)	$(5,391)

Unrecognized net gains from pension plan, net of tax effect of $1,371	(2,546)	(2,546)
Accumulated other comprehensive loss, net of tax	$(8,844)	$(7,937)

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

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

INDEX

Operating results of the Company's business segments are as follows:
	Three Months Ended March 31,
	2009	2008
Net revenues and sales:
Real estate investment and management	$4,900	$5,107
Hotel operations	3,116	3,670
Engineered products	5,784	9,899
	$13,800	$18,676
Operating income (loss):
Real estate investment and management	$2,796	$3,065
Hotel operations	(428)	(104)
Engineered products	(319)	549
General corporate expenses	(1,017)	(908)
	1,032	2,602
Other income (expense), net	726	1,577
Income from continuing operations before income taxes	$1,758	$4,179

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9,200 and $9,300 recorded in accounts payable and accrued liabilities and other long-term liabilities at March 31, 2009 and December 31, 2008, respectively, to cover such matters.

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

14.          Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Positions (“FSP”) FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  This FSP, which only provides for enhanced annual disclosures and does not require additional interim disclosures, is effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements.  The first Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The second Staff Position, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  The third Staff Position, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual, to quarterly.  All three FSPs are effective for interim periods ending after June 15, 2009, with the option for early adoption in interim periods ending after March 15, 2009.  The Company did not choose to adopt early and does not expect that the adoption of the FSPs will have a material impact on its financial statements.

15.          Use of Estimates

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

16.          Reclassifications

Certain prior year amounts have been reclassified to present them on a basis consistent with the current year.

INDEX

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except per share data or as otherwise noted)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of United Capital Corp. (the “Company”) and related notes thereto.

Results of Operations:  Three Months Ended March 31, 2009 and 2008

Total revenues for the three months ended March 31, 2009 were $13,800, compared to $18,676 for the three months ended March 31, 2008.  Operating income for the current quarter dropped $1,570 to $1,032 primarily as a result of the weakened economy and its consequences on the Company’s engineered products and hotel operations segments.  Net income for the quarter ended March 31, 2009 was $1,117 or $.13 per basic share, compared to net income of $2,688 or $.32 per basic share for the corresponding period of 2008.

The ongoing weakness in the economy continues to impact the results of the Company’s engineered products and hotel operations segments.  These factors are expected to continue to impact the Company for the remainder of the year.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,900	$3,116	$8,016	$5,107	$3,670	$8,777
Mortgage interest expense	60	472	532	59	455	514
Depreciation expense	652	385	1,037	578	358	936
Other operating expenses	1,392	2,687	4,079	1,405	2,961	4,366
Income (loss) from operations	$2,796	$(428)	$2,368	$3,065	$(104)	$2,961

Real Estate Investment and Management

Revenues from the real estate investment and management segment were $4,900 for the three months ended March 31, 2009, a decrease $207 or 4.1%, compared to $5,107 for the corresponding 2008 period.  The decrease was primarily the result of two vacancies in our retail portfolio ($210), the result of the weakened economy.  Revenues from the Company’s real estate portfolio are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under GAAP do not fluctuate significantly, but are affected by lease renewals, terminations and the purchase or sale of additional properties.

Mortgage interest expense increased slightly in the first quarter of 2009, as compared to that reported in the first quarter of 2008, due to a mortgage obtained in connection with the purchase of a commercial property in the second quarter of 2008, partially offset by continued mortgage amortization.  Mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline with scheduled principal reductions.  At March 31, 2009, the outstanding mortgage balance on the Company’s three real estate investment properties which are currently encumbered is below $2,300.

Depreciation expense associated with real properties held for rental increased $74 for the quarter ended March 31, 2009, compared to the corresponding 2008 quarter, primarily attributable to depreciation expense ($85) related to additions to real estate assets over the past twelve months.  As the result of the purchase of a commercial property and certain capital improvements during 2008, the Company expects that depreciation expense on the Company’s properties for each of the quarters and full year of 2009 should be higher than that reported in the corresponding 2008 periods.

INDEX

Other operating expenses associated with the management of real properties decreased less than 1% for the quarter ended March 31, 2009, compared to the corresponding 2008 period.  Fluctuations within this category did occur however, a decline in the cost of utilities ($43) was the most significant contributor to the decline.  Due to the extent of property age, location and vacancies, certain operating expenses could fluctuate in the future from those previously incurred.

Hotel Operations

Hotel revenues decreased $554 or 15.1% to $3,116 for the three months ended March 31, 2009, compared to the corresponding 2008 period, primarily related to the overall weakness in the U.S. economy which has resulted in a reduction in both consumer and business travel.  As a result, the Company expects lodging demand to continue to decline through the remainder of 2009, which will likely result in lower reported revenues from this segment for the balance of the year.

Mortgage interest expense related to the Company’s hotel properties increased $17 for the first quarter of 2009, compared to the corresponding quarter of 2008, as a result of a mortgage obtained on one of the Company’s hotels in the prior year period.  Mortgage interest expense related to the Company’s other two hotel properties decreased due to continued mortgage amortization.  Mortgage interest expense related to the Company’s hotel operations should decline for the full year of 2009 with scheduled principal reductions.

Depreciation expense associated with the Company’s hotel operations increased $27 for the three months ended March 31, 2009, compared to the corresponding 2008 period, primarily attributable to additional depreciation expenses ($39) related to renovations and improvements during the past twelve months at two of the Company’s hotels.  As a result of these renovations and improvements, and additional renovations and improvements currently occurring at one of the hotels, depreciation expense for each of the quarters and the full year of 2009 should be higher than that reported in the corresponding 2008 periods.

Other operating expenses related to the management of the Company’s hotels decreased $274 to $2,687 for the 2009 quarter, compared to the corresponding 2008 quarter, primarily as a result of the lower revenues, noted above.  The growing weakness in the economy has pressured results in the Company’s hotel operations.   This condition is expected to continue to impact this segment for the remainder of 2009.  The Company is working to streamline operations, control expenses and maximize cash flow from operations.  The success of these efforts and the depth and duration of the current negative economic environment and its impact on future hotel operations remain uncertain.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended March 31,
	2009	2008
Net sales	$5,784	$9,899
Cost of sales	4,512	7,534
Selling, general and administrative expenses	1,591	1,816
Operating (loss) income	$(319)	$549

Net sales of the engineered products segment decreased $4,115 or 41.6% for the three months ended March 31, 2009, compared with the results of the corresponding 2008 period.  Sales of the Company’s automotive product line declined over 50% in the quarter.  These declines are the result of a significant reduction in North American automotive production, especially from General Motors, our largest customer, and the general slowdown in the global vehicle market.  Announced plant closings by the automotive companies, the bankruptcy filing of Chrysler and the uncertainty regarding the future of General Motors has had, and will continue to have, a significant adverse affect on our engineered products segment.

Cost of sales as a percentage of net sales increased 1.9% in the three months ended March 31, 2009, compared to the corresponding 2008 period.  This increase is primarily attributable to the significant reduction in net sales, as noted above, which led to lower absorption of incurred manufacturing costs.  The increase in costs of sales as a percentage of net sales was partially offset by a reduction in the cost of raw materials (3.7% as a percentage of net sales).  As a result of the significant decline in sales and ongoing uncertainty, the Company has taken significant steps to reduce its operating costs, including the reduction of over 25% of its direct and indirect positions since the beginning of the year.  To minimize the consequences from dramatically lower sales forecasted for the remainder of 2009, management is carefully monitoring this situation and will continue to work to reduce costs in-line with any further reductions in sales.

INDEX

Selling, general and administrative expenses of the engineered products segment decreased $225 or 12.4% for the three month period ended March 31, 2009, compared to the corresponding 2008 period.  This decrease was primarily related to decreases in payroll and payroll related expenses ($120), professional fees ($62) and freight charges ($54).  These reductions are part of the Company’s efforts to streamline operations, control expenses and maximize cash flow in light of the significant decline in sales.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $109 for the first quarter of 2009, compared to such expenses incurred in the comparable 2008 period.  This is attributable to the increase in net periodic pension expense ($152) which results from the significant decline in the fair value of the Company’s pension plan assets in 2008.

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss on available-for-sale securities	$(104)	$—
Net realized and unrealized gains on derivative instruments	5	30
Other, net	(10)	(7)
	$(109)	$23

Discontinued Operations

Income from operations on properties sold and accounted for as discontinued operations was $32, on a net of tax basis, for the three months ended March 31, 2008.  Such amounts have been reclassified to reflect results of operations of real properties sold during 2008 as discontinued operations.  The Company did not consider any of its properties to be held for sale as of March 31, 2009 and no properties have been sold during the three months ended March 31, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities declined $2,970 in the three months ended March 31, 2009 ($1,543) from that provided in the first quarter of 2008 ($4,513).  This reduction in cash is primarily the result of lower operating income before depreciation of $1,489 and interest and dividend income ($719) in the current year period than realized in the prior year.  Other changes in working capital, including a reduction in accounts payable and accrued liabilities also contributed to the decline.

Net cash used in investing activities was $4,417 and $7,768 for the three months ended March 31, 2009 and 2008, respectively.  This change primarily results from decreases in the acquisition of/additions to real estate assets ($13,305) and purchase of available-for-sale securities ($5,625), partially offset by the release of proceeds held in escrow on the sale of real estate in 2008 ($15,000).

Net cash provided by financing activities was $3,619 for the three months ended March 31, 2009, compared to net cash used in financing activities of $626 for the same period of 2008.  This change primarily results from proceeds from the exercise of stock options ($4,219) and the tax benefits related to such exercise ($1,452) in the current year, offset by an increase in principal payments on mortgage obligations ($1,736) in the current year.

INDEX

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

At March 31, 2009, the Company’s cash and marketable securities totaled $150.2 million and working capital was $159.6 million compared to cash and marketable securities of $147.3 million and working capital of $153.9 million at December 31, 2008.  While there has been a decline in the value of certain real estate properties in the United States, the recession could cause real estate prices to drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may soon be available and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

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

Funds of the Company in excess of that needed for working capital, purchasing real estate and arranging financing for real estate acquisitions are invested by the Company in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Although these excess funds are invested in investment grade securities, they are subject to significant fluctuations in fair value due to the volatility of the stock market and changes in general economic conditions.  Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalent balances and other interest bearing investments.  Given the level of cash and other interest bearing investments held by the Company, declines in U.S. interest rates have adversely impacted the Company’s earnings in 2009.

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

INDEX

Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightening credit markets. General Motors, Chrysler and several Tier 1 suppliers sought government sponsored financial assistance to avoid bankruptcy proceedings.  The U.S. government auto task force rejected General Motors and Chrysler’s restructuring plans and provided them with limited additional time to determine an acceptable restructuring plan to justify continued emergency loan funding requests.  Subsequently, on April 30, 2009, Chrysler filed for bankruptcy protection under Title 11 of the United States Code.  General Motors, the largest customer of the engineered products segment, could still face possible bankruptcy.  This could have a significant adverse affect on the realization of certain of the segment’s assets, especially accounts receivable and inventory, as well as future sales and operating results.  Announced plant closings by the automotive companies, the bankruptcy filing of Chrysler and the uncertainty regarding the future of General Motors has had, and will continue to have, a significant adverse affect on our engineered products segment.

The U.S. Department of Treasury recently announced the Auto Supplier Support Program (the “Program”).  The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government-backed protection, ensuring that money owed to the suppliers for products sold to participating U.S. automotive companies will be paid even in the event of a bankruptcy.  Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-backed protection relating to sales made after being accepted into the Program.  If granted, the supplier would pay a small fee for the right to participate in the Program.  The U.S. Treasury Department has made available up to $5 billion in financing under the Program.  The Company has completed the necessary documentation to request participation in the Program with General Motors which will be effective in May 2009.  This Program covers only receivables pertaining to shipments to General Motors’ U.S. assembly plants.  The Company will still be at risk for any other accounts receivable from General Motors, including those incurred prior to acceptance into the Program.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 8.4% and 9.3% for the three months ended March 31, 2009 and 2008, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

The growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year raw material, energy, freight and other costs, has pressured results of the Company’s engineered products and hotel segments.   These factors are expected to continue to impact the Company throughout the year.  The Company is working to further streamline operations, control expenses and maximize cash flow from operations.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the company to weather this downturn.

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009 and is currently pending.  The Company intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

INDEX

ITEM 1A.	RISK FACTORS

The significant factors known to the Company that could materially effect the Company’s business, financial position or results of operations are set forth under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended December 31, 2008.

Our engineered products segment has been, and may continue to be, adversely affected by current conditions in the automotive industry.
Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightening credit markets. General Motors, Chrysler and several Tier 1 suppliers sought government sponsored financial assistance to avoid bankruptcy proceedings.  The U.S. government auto task force rejected General Motors and Chrysler’s restructuring plans and provided them with limited additional time to determine an acceptable restructuring plan to justify continued emergency loan funding requests.  Subsequently, on April 30, 2009, Chrysler filed for bankruptcy protection under Title 11 of the United States Code.  General Motors, the largest customer of the engineered products segment, could still face possible bankruptcy.  This could have a significant adverse affect on the realization of certain of the segment’s assets, especially accounts receivable and inventory, as well as future sales and operating results.  Announced plant closings by the automotive companies, the bankruptcy filing of Chrysler and the uncertainty regarding the future of General Motors has had, and will continue to have, a significant adverse affect on our engineered products segment.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.  See the Company’s 2008 Annual Report on Form 10-K for a discussion of risk factors that could impact the Company’s future financial performance and/or cause actual results to differ significantly from those expressed or implied by such statements.

INDEX

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	960	$16.09	960	486,713
March 1, 2009 – March 31, 2009	4,100	$15.43	4,100	482,613
Total	5,060	$15.55	5,060

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At March 31, 2009, 482,613 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

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

Date: May 7, 2009
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli Vice President, Chief Financial Officer and Secretary of the Company