Form 10-Q
period 2009-06-30
UNITED CAPITAL CORP /DE/
filed 2009-08-12
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 9,107,430 shares of common stock, $.10 par value, outstanding as of August 11, 2009.

United Capital Corp. and Subsidiaries

Index

Index
PART I – FINANCIAL INFORMATION
ITEM 1                      FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Asset

Current assets:
Cash and cash equivalents	$142,772	$138,142
Marketable securities	16,659	9,178
Notes and accounts receivable, net	6,316	7,427
Income taxes receivable	—	4,163
Inventories	3,833	5,624
Prepaid expenses and other current assets	1,592	1,732
Deferred income taxes	2,633	4,011

Total current assets	173,805	170,277

Property, plant and equipment, net	5,417	5,591
Real property held for rental, net	72,722	73,060
Investment in joint venture	5,051	5,440
Noncurrent notes receivable	5,711	1,058
Other assets	3,412	3,317
Noncurrent assets of discontinued operations	3,298	4,142

Total assets	$269,416	$262,885

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,038	$2,717
Accounts payable and accrued liabilities	8,102	10,036
Income taxes payable	3,945	3,629

Total current liabilities	13,085	16,382

Long-term debt	29,608	30,146
Other long-term liabilities	18,135	18,076
Deferred income taxes	7,956	8,314

Total liabilities	68,784	72,918

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 9,092 and 8,483 shares, respectively	909	848
Retained earnings	205,056	197,056
Accumulated other comprehensive loss, net of tax	(5,333)	(7,937)
Total stockholders’ equity	200,632	189,967

Total liabilities and stockholders’ equity	$269,416	$262,885

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Revenues from real estate operations	$8,497	$9,377	$16,449	$17,930
Net sales	5,201	9,620	10,985	19,519

Total revenues	13,698	18,997	$27,434	37,449

Costs and expenses:
Cost of sales	4,290	7,647	8,802	15,181
Real estate operations:
Mortgage interest expense	520	536	1,052	1,050
Depreciation expense	960	921	1,900	1,811
Other operating expenses	3,793	4,393	7,776	8,590
General and administrative expenses	1,672	1,622	3,462	3,412
Selling expenses	743	990	1,561	1,924

Total costs and expenses	11,978	16,109	24,553	31,968

Operating income	1,720	2,888	2,881	5,481

Other income (expense):
Interest and dividend income	827	1,261	1,662	2,815
Other income and (expense), net	124	(234)	15	(211)

Total other income (expense)	951	1,027	1,677	2,604

Income from continuing operations before income taxes	2,671	3,915	4,558	8,085

Provision for income taxes	988	1,468	1,681	2,988

Income from continuing operations	1,683	2,447	2,877	5,097

Discontinued operations:
(Loss) income from discontinued operations, net of tax (benefit) provision of ($37), $44, ($89) and $69, respectively	(57)	65	(134)	103
Impairment of property held for sale, net of tax benefit of $260	(390)	—	(390)	—
(Loss) income from discontinued operations	(447)	65	(524)	103

Net income	$1,236	$2,512	$2,353	$5,200

Basic earnings per share:
Income from continuing operations	$.19	$.29	$.33	$.61
(Loss) income from discontinued operations	(.05)	.01	(.06)	.01
Net income per share	$.14	$.30	$.27	$.62

Diluted earnings per share:
Income from continuing operations	$.17	$.25	$.30	$.53
(Loss) income from discontinued operations	(.04)	.01	(.06)	.01
Net income per share assuming dilution	$.13	$.26	$.24	$.54

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,353	$5,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,091	2,039
Impairment of property held for sale, net of tax	390	—
Net loss on available-for-sale securities	104	417
Net realized and unrealized gains on derivative instruments	(139)	(222)
Deferred income taxes	(382)	(162)
Other, net	245	(234)
Changes in assets and liabilities:
Notes and accounts receivable, net	1,864	(583)
Inventories	1,791	307
Prepaid expenses and other current assets	140	121
Accounts payable and accrued liabilities	(1,930)	(86)
Income taxes payable	4,739	(1,818)
Other long-term liabilities	(311)	141
Net cash provided by operating activities of continuing operations	10,955	5,120
Operating activities of discontinued operations	194	111
Net cash provided by operating activities	11,149	5,231

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,939)	(24,902)
Proceeds/maturities from sale of available-for-sale securities	376	997
Escrowed proceeds from sale of real estate assets	—	15,000
Proceeds from sale of derivative instruments	135	242
Purchase of notes receivable	(5,428)	—
Principal payments on notes receivable	22	23
Acquisition of property, plant and equipment	(453)	(455)
Acquisition of/additions to real estate assets	(1,112)	(13,666)
Distributions from joint venture	389	390
Net cash used in investing activities of continuing operations	(10,010)	(22,371)
Investing activities of discontinued operations	—	133
Net cash used in investing activities	(10,010)	(22,238)

Cash flows from financing activities:
Principal payments on mortgage obligations	(2,217)	(482)
Purchase and retirement of common stock	(180)	(12,808)
Proceeds from exercise of stock options	4,359	9,224
Tax benefit from exercise of stock options	1,529	2,830
Net cash provided by (used in) financing activities	3,491	(1,236)
Net increase (decrease) in cash and cash equivalents	4,630	(18,243)
Cash and cash equivalents, beginning of period	138,142	129,003
Cash and cash equivalents, end of period	$142,772	$110,760

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,039	$1,050
Taxes	$600	$1,959

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events through August 11, 2009, the date the financial statements were issued (see Note 17).

2.             Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the six months ended June 30, 2009 and 2008, the Company received proceeds of $4,359 and $9,224 from the exercise of 620 and 804 stock options, respectively.  During the six months ended June 30, 2009 and 2008, the Company recorded a tax benefit of $1,529 and $2,830 to retained earnings related to the exercise of stock options.

During the six months ended June 30, 2009 and 2008, the Company purchased and retired 11 and 585 shares of common stock for an aggregate purchase price of $180 and $12,808, respectively.

3.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$1,683	$2,447	$2,877	$5,097

Denominator:
Basic – weighted-average shares outstanding	9,076	8,405	8,877	8,342
Dilutive effect of employee stock options	806	1,211	764	1,374
Diluted – weighted-average shares outstanding	9,882	9,616	9,641	9,716

Basic earnings per share – continuing operations	$.19	$.29	$.33	$.61
Diluted earnings per share – continuing operations	$.17	$.25	$.30	$.53

Potentially dilutive common shares, related to outstanding employee stock options, amounting to 740 shares for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of June 30, 2009 and December 31, 2008, the Company had outstanding options to purchase 3,325 and 3,945 shares with a weighted-average exercise price of $12.92 and $11.99 per share, respectively.  As of June 30, 2009, these options had a weighted-average remaining contractual term of 2.4 years and an aggregate intrinsic value of $20,533.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2009 ($18.32) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  During the six months ended June 30, 2009, options to purchase 620 shares were exercised which had a weighted-average exercise price of $7.03 per share.

5.             Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2009:
Equity securities	$20,379	$567	$(4,839)	$16,107
Bonds	567	3	(18)	552
	$20,946	$570	$(4,857)	$16,659
December 31, 2008:
Equity securities	$16,440	$1,050	$(9,184)	$8,306
Bonds	1,031	4	(163)	872
	$17,471	$1,054	$(9,347)	$9,178

Proceeds/maturities from the sale of available-for-sale securities as well as the gains and losses recognized in earnings on available-for-sale securities included in the determination of net income are as follows:

	Six Months Ended June 30,
	2009	2008
Proceeds/maturities	$376	$997
Gains recognized in earnings	$—	$32
Losses recognized in earnings	$(104)	$(449)

6.             Inventories

The components of inventories are as follows:
	June 30, 2009	December 31, 2008
Raw materials	$1,811	$2,607
Work in process	322	458
Finished goods	1,700	2,559
	$3,833	$5,624

Index

7.             Real Estate

Property acquisitions

During January 2008, the Company purchased two commercial properties located in Michigan for approximately $13,600.  These properties were purchased using funds available from a property sold during 2007 in connection with a Section 1031 tax-deferred exchange.

Property sales

The results of operations of properties sold prior to June 30, 2009, consisting primarily of $67 and $133 of revenues and $8 and $20 of depreciation expense, have been reclassified to discontinued operations, on a net of tax basis, for the three and six months ended June 30, 2008.

Properties held for sale

At June 30, 2009, the Company considered one commercial property and one of its shopping centers and retail outlets from its real estate investment and management segment to be held for sale and reported as discontinued operations.  The results of operations of these properties have been reclassified to discontinued operations, on a net of tax basis, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008.  In addition, the assets and liabilities associated with these properties, which primarily consist of real property, net of accumulated depreciation, have been reclassified to discontinued operations in the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.  During the six months ended June 30, 2009, the Company recognized a non-cash impairment charge amounting to $390, on a net of tax basis, on the carrying value of one of these properties.

Summarized financial information for these properties held for sale and accounted for as discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$59	$223	$123	$447
Depreciation expense	97	45	194	91
Other operating expenses	56	128	152	297
(Loss) income from operations	$(94)	$50	$(223)	$59

8.             Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2008, the fair value of such derivatives was ($5), which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $139 and $222 in net realized and unrealized gains on derivative instruments for the six months ended June 30, 2009 and 2008, respectively, which are included in other income and (expense), net in the Condensed Consolidated Statements of Income.  The Company held no such derivatives at June 30, 2009.

9.             Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”:

Index

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009:
Marketable securities	$16,659	$16,618	$41	$—

December 31, 2008:
Marketable securities	$9,178	$9,144	$34	$—
Derivative financial instruments	$(5)	$(5)	$—	$—

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such items.  The estimated fair values of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$1,080	$1,126	$1,101	$1,169
Note receivable – non-performing	$5,428	$5,428	$—	$—
Long-term debt, including current portion	$30,646	$28,238	$32,863	$29,435

The fair value of notes receivable is estimated using discounted cash flow analyses, with interest rates comparable to loans with similar terms and borrowers of similar credit quality.  In May 2009, the Company purchased a non-performing mortgage note for $5,428 encumbering a property located in Jericho, New York which is subject to a pending foreclosure action.  Management believes that the fair value of the note approximates its carrying amount.  Upon foreclosure, such amounts will be reclassified to real property held for rental.  The fair value of long-term debt is estimated based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements.

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

Net periodic pension cost consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$(61)	$(75)	$(141)	$(150)
Interest cost	(189)	(180)	(379)	(350)
Expected return on plan assets	134	201	272	405
Amortization of net loss	(61)	—	(122)	—
Net periodic pension cost	$(177)	$(54)	$(370)	$(95)

Index

11.           Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,236	$2,512	$2,353	$5,200
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities, net of tax effect of ($1,891), $2,180, ($1,365) and $3,497, respectively	3,511	(4,048)	2,536	(6,494)

Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of ($147), ($36) and $11, respectively	—	271	68	(21)
Comprehensive income (loss)	$4,747	$(1,265)	$4,957	$(1,315)

The components of accumulated other comprehensive loss, net of tax are as follows:
	June 30, 2009	December 31, 2008
Net unrealized loss on available-for-sale securities, net of tax effect of $1,500 and $2,902, respectively	$(2,787)	$(5,391)

Unrecognized net gains from pension plan, net of tax effect of $1,371	(2,546)	(2,546)
Accumulated other comprehensive loss, net of tax	$(5,333)	$(7,937)

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

Operating results of the Company's business segments are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues and sales:
Real estate investment and management	$5,068	$5,137	$9,904	$10,020
Hotel operations	3,429	4,240	6,545	7,910
Engineered products	5,201	9,620	10,985	19,519
	$13,698	$18,997	$27,434	$37,449
Operating income (loss):
Real estate investment and management	$3,211	$3,212	$6,136	$6,268
Hotel operations	13	315	(415)	211
Engineered products	(555)	184	(874)	733
General corporate expenses	(949)	(823)	(1,966)	(1,731)
	1,720	2,888	2,881	5,481
Other income (expense), net	951	1,027	1,677	2,604
Income from continuing operations before income taxes	$2,671	$3,915	$4,558	$8,085

Index

13.           Commitments and Contingencies

The Company has undertaken the completion of environmental studies and/or remedial action at its two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

The process of remediation has begun at one facility pursuant to a plan filed with the New Jersey Department of Environmental Protection (“NJDEP”).  Management’s assessment, based on estimates from environmental contractors, is that under the most probable scenario, the remediation of this site is anticipated to require initial expenditures of $860, including the cost of capital equipment, and $86 in annual operating and maintenance costs over a 15 year period.

Environmental studies at the second facility indicate that remediation may be necessary.  Based upon the facts presently available, management’s assessment, based on estimates from environmental contractors, is that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2,300 in initial costs, including capital equipment expenditures, and $258 in annual operating and maintenance costs over a 10 year period.  These estimated costs of future expenses for environmental remediation obligations are not discounted to their present value.  The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $9,000 and $9,300 recorded in accounts payable and accrued liabilities and other long-term liabilities at June 30, 2009 and December 31, 2008, respectively, to cover such matters.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (the “Officer”) which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation and Stock Option Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Officer a lump sum severance payment equal to three years salary and purchase outstanding options.  The employment agreement contains non-competition, non-solicitation and confidentiality provisions which apply for one year after cessation of employment and also provides for successive one-year terms, unless either the Company or the Officer gives the other written notice that the employment agreement is terminated, and also provides a death benefit which the Company secures through an insurance policy.

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

14.           Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”).  With the issuance of FAS 168, the FASB Accounting Standards Codification (“Codification”) becomes the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC.  The Codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s third quarter of 2009.  At that time, all references made to GAAP will use the new Codification numbering system prescribed by the FASB.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in the Company’s public filings.  However, as the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

Index

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, the Company has adopted the provisions of FAS 165 and the adoption has not had a material impact on the Company’s financial condition, results of operations or disclosures.

In December 2008, the FASB issued FASB Staff Positions (“FSP”) FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  This FSP, which only provides for enhanced annual disclosures and does not require additional interim disclosures, will be effective for the Company’s current fiscal year ending December 31, 2009.  The Company does not expect the adoption of FSP FAS 123(R)-1 will have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements.  The first Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The second Staff Position, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  The third Staff Position, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual, to quarterly.  All three FSPs are effective for interim periods ending after June 15, 2009, with the option for early adoption in interim periods ending after March 15, 2009.  The Company adopted all three FSPs effective April 1, 2009 which did not have a material impact on its financial statements.  See Note 9 for the additional interim disclosures required by the third Staff Position.

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

Index

17.           Subsequent Events

On July 14, 2009, the Company purchased a non-performing mortgage note for approximately $17,000 encumbering a hotel located in Miami, Florida.  On July 30, 2009, the Company was the successful bidder at the foreclosure auction and expects to take title to the property at the expiration of the redemption period in mid-August.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except per share data or as otherwise noted)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of United Capital Corp. (the “Company”) and related notes thereto.

Results of Operations:  Three and Six Months Ended June 30, 2009 and 2008

Total revenues for the three and six months ended June 30, 2009 were $13,698 and $27,434, compared to $18,997 and $37,449 for the three and six months ended June 30, 2008, respectively.  As a result of the weakened economy and its consequences on the Company’s engineered products and hotel operations segments, operating income decreased $1,168 and $2,600 for the current quarter and six month period, respectively.  Net income for the second quarter of 2009 was $1,236 or $.14 per basic share, compared to net income of $2,512 or $.30 per basic share for the same period in 2008.  Net income for the first half of 2009 was $2,353 or $.27 per basic share, compared to net income of $5,200 or $.62 per basic share for the six months ended June 30, 2008.

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

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,068	$3,429	$8,497	$9,904	$6,545	$16,449
Mortgage interest expense	37	483	520	97	955	1,052
Depreciation expense	570	390	960	1,125	775	1,900
Other operating expenses	1,250	2,543	3,793	2,546	5,230	7,776
Income (loss) from operations	$3,211	$13	$3,224	$6,136	$(415)	$5,721

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,137	$4,240	$9,377	$10,020	$7,910	$17,930
Mortgage interest expense	56	480	536	115	935	1,050
Depreciation expense	550	371	921	1,082	729	1,811
Other operating expenses	1,319	3,074	4,393	2,555	6,035	8,590
Income from operations	$3,212	$315	$3,527	$6,268	$211	$6,479

Real Estate Investment and Management

Revenues from the real estate investment and management segment decreased slightly for the three and six months ended June 30, 2009, compared to the corresponding periods of 2008, with no significant fluctuations.  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations and by the purchase or sale of additional properties.

Index

Mortgage interest expense decreased $19 or 33.9% for the second quarter and $18 or 15.7% for the first half of 2009, compared to the corresponding 2008 periods.  These decreases are primarily the result of continuing mortgage amortization, partially offset by an increase in mortgage interest due to a mortgage obtained in connection with the purchase of a commercial property in the second quarter of 2008.  At June 30, 2009, the outstanding mortgage balance on the Company’s three real estate investment properties which are currently encumbered is below $2,200.  Based on scheduled amortizations, mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline.

Depreciation expense associated with real properties held for rental increased $20 for the quarter and $43 for the six months ended June 30, 2009, compared to the corresponding periods of 2008.  These increases are primarily attributable to depreciation expense ($32 and $49 for the three and six month periods, respectively) related to additions to real estate assets over the past twelve months.  As a result of the purchase of commercial properties during the prior year and other expenditures for capital improvements incurred during the current and prior year, the Company expects that depreciation expense on the Company’s properties for each of the quarters and full year of 2009 should be higher than that reported in the corresponding 2008 periods.

Other operating expenses associated with the management of real properties decreased $69 for the quarter and less than 1% for the six month period ended June 30, 2009, compared to the corresponding periods of 2008.  The decrease for the quarterly period primarily relates to a decrease in professional fees ($59) which is related to the timing of lease renewals and other property related transactions.  For the six month period, the most significant fluctuations were declines in professional fees ($64) and the cost of utilities ($41), primarily offset by an increase in property maintenance ($107) which is the result of the timing of certain repairs and renovations.  Future operating expenses of the Company’s real estate properties may vary as a result of property age, location and vacancies.

Hotel Operations

Hotel revenues decreased $811 or 19.1% to $3,429 for the quarter ended June 30, 2009 and $1,365 or 17.3% to $6,545 for the first half of 2009, compared to the corresponding 2008 periods, primarily related to the overall weakness in the U.S. economy which has resulted in a reduction in both consumer and business travel.  As a result, the Company expects lodging demand to continue to decline through the remainder of 2009, which will likely result in lower reported revenues from existing properties for the balance of the year.

Mortgage interest expense related to the Company’s hotel properties increased less than 1% for the second quarter and $20 for the first half of 2009, compared to the corresponding periods of 2008.  The increase for the six month period is primarily the result of a mortgage obtained on one of the Company’s hotels in the prior year.  Although mortgage interest expense on existing obligations related to the Company’s hotel properties has increased, the Company expects that, with continued amortization, mortgage interest expense for the full year of 2009 should be less that that reported in 2008.

Depreciation expense associated with the Company’s hotel operations increased $19 for the three months and $46 for the six months ended June 30, 2009, compared to the corresponding periods of 2008, primarily attributable to additional depreciation expenses ($41 and $80 for the three and six month periods, respectively) on renovations and improvements added during the past twelve months at two of the Company’s hotels.  As a result of these renovations and improvements, and additional renovations and improvements currently occurring at one of the hotels, depreciation expense for each of the quarters and the full year of 2009 should be higher than that reported in the corresponding 2008 periods.

Other operating expenses related to the management of the Company’s hotels decreased $531 to $2,543 for the second quarter and $805 to $5,230 for the first half of 2009, compared to the corresponding 2008 periods, primarily as a result of the lower revenues, noted above.  The Company is continuously working to streamline operations, control expenses and maximize cash flow from operations.  The growing weakness in the economy has pressured results in the Company’s hotel operations.   This condition is expected to continue to impact this segment for the remainder of 2009.  The success of these efforts and the depth and duration of the current negative economic environment and its impact on future hotel operations remain uncertain.

Index

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$5,201	$9,620	$10,985	$19,519
Cost of sales	4,290	7,647	8,802	15,181
Selling, general and administrative expenses	1,466	1,789	3,057	3,605
Operating (loss) income	$(555)	$184	$(874)	$733

Net sales of the engineered products segment decreased $4,419 or 45.9% for the three months and $8,534 or 43.7% for the six months ended June 30, 2009, compared with the results of the corresponding periods of 2008, primarily related to decreases in demand for the Company’s automotive product line which continues to be down approximately 50% from the prior year periods.  These declines are the result of a significant reduction in North American automotive production, especially from General Motors, our largest customer, and the general slowdown in the global vehicle market.  The filing for bankruptcy of General Motors during the second quarter, which lead to extended plant shut-downs, has had a significant adverse affect on our engineered products segment.  Although the automotive companies have started re-opening certain plants, the Company expects continued declines in sales of its automotive product line during the remainder of the year.

Cost of sales as a percentage of net sales increased 3.0% and 2.4% in the three and six months ended June 30, 2009, compared to the corresponding 2008 periods.  These increases are primarily attributable to the significant reduction in net sales, noted above, which led to lower absorption of incurred manufacturing costs.  Labor and overhead costs as a percentage of net sales increased in both periods (6.6% and 5.9% for the three and six month periods, respectively) while material costs as a percentage of net sales declined (3.9% and 3.8% for the three and six month periods, respectively) reflecting a reduction in the cost of raw materials and changes in the mix of products sold.  As a result of the significant decline in sales and ongoing uncertainty, the Company has taken significant steps to reduce its operating costs, including the reduction of 40% of its direct and indirect positions since the beginning of the year.

Selling, general and administrative expenses of the engineered products segment decreased $323 or 18.1% for the second quarter and $548 or 15.2% for the first half of 2009, compared to the corresponding periods of 2008.  These decreases are the result of cost containment efforts which include reductions in payroll and payroll related expenses ($207 and $318 for the three and six month period, respectively), professional fees ($55 and $117 for the three and six month period, respectively) and freight charges ($57 and $111 for the three and six month period, respectively).  In light of the significant decline in sales, the Company is continuously working to control expenses and maximize cash flow.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $126 for the second quarter and $235 for the first half of 2009, compared to such expenses incurred in the comparable 2008 periods.  These increases are primarily attributable to the increase in net periodic pension expense ($123 and $275 for the three and six month period, respectively) which results from the significant decline in the fair value of the Company’s pension assets in 2008.

Index

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net realized and unrealized gains on derivative instruments	$134	$192	$139	$222
Net loss on available-for-sale securities	—	(417)	(104)	(417)
Other, net	(10)	(9)	(20)	(16)
	$124	$(234)	$15	$(211)

Discontinued Operations

Losses from operations on properties held for sale and accounted for as discontinued operations were $57 and $134, on a net of tax basis, for the three and six months ended June 30, 2009, compared to income from operations on properties sold or held for sale of $65 and $103, net of tax, for the respective periods in 2008.  Such amounts have been reclassified to reflect results of operations of real properties held for sale as of June 30, 2009 or sold during 2008 as discontinued operations.  As of June 30, 2009, the Company classified two properties as held for sale.  During the six months ended June 30, 2009, the Company recognized a non-cash impairment charge amounting to $390, on a net of tax basis, on the carrying value of one of these properties.  No properties were sold during the six months ended June 30, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,149 and $5,231 for the six months ended June 30, 2009 and 2008, respectively.  This increase in operating cash flows results primarily from the receipt of tax refunds ($4,163) and reductions in notes and accounts receivable, net and inventories ($2,447 and $,1484, respectfully), offset by lower operating income before depreciation ($2,548) and interest and dividend income ($1,153) in the current year period than realized in the prior year.

Net cash used in investing activities was $10,010 and $22,238 for the six months ended June 30, 2009 and 2008, respectively.  This change primarily results from decreases in the purchase of available-for-sale securities ($20,963) and acquisition of/additions to real estate assets ($12,554), less the release of proceeds held in escrow on the sale of real estate in 2008 ($15,000) and from the purchase of a note receivable in 2009 ($5,428).

Net cash provided by financing activities was $3,491 for the six months ended June 30, 2009, compared to net cash used in financing activities of $1,236 for the same period of 2008.  This change results from a decrease in the purchase and retirement of common stock ($12,628) during the current year, as compared to 2008, offset by a reduction in proceeds from the exercise of stock options ($4,865), an increase in principal payments on mortgage obligations ($1,735) and a reduction in the tax benefits related to the exercise of stock options ($1,301).

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

At June 30, 2009, the Company’s cash and marketable securities totaled $159.4 million and working capital was $160.7 million compared to cash and marketable securities of $147.3 million and working capital of $153.9 million at December 31, 2008.  While there has been a decline in the value of certain real estate properties in the United States, the recession could cause real estate prices to drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may soon be available and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

Index

On July 14, 2009, the Company purchased a non-performing mortgage note for approximately $17,000 encumbering a hotel located in Miami, Florida.  On July 30, 2009, the Company was the successful bidder at the foreclosure auction and expects to take title to the property at the expiration of the redemption period in mid-August.  The Company will undertake operation of the hotel at that time and intends to invest additional capital for renovations and improvements over the next twelve months.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short and participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives fair value are recognized in earnings.  These derivatives, as of December 31, 2008, were recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.  The Company held no such derivatives at June 30, 2009.

Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightened credit market.  The automotive industry also experienced extended production shut-downs as a result of bankruptcy filings by both General Motors, the largest customer of the engineered products segment, and Chrysler during the quarter.  Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on our engineered products segment.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 12.5% and 10.3% for the three and six months ended June 30, 2009 and 8.8% and 9.1% for the three and six months ended June 30, 2008, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

Index

The growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year energy, freight and other costs, has pressured results of the Company’s engineered products and hotel segments.   These factors are expected to continue to impact the Company throughout the year.  The Company is working to further streamline operations, control expenses and maximize cash flow from operations.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the company to weather this downturn.

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the six months ended June 30, 2009.

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

Index

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009.  In July 2009, the Company asked the lower court for leave to amend its complaint to correct a procedural deficiency.  The lower court granted such leave, but withdrew its earlier summary judgment motion, pending a rehearing of the matter, rendering the appeal moot.  The lower court, however, stayed the defense obligations, pending the new hearing.  The Company intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

Index

Our engineered products segment has been, and may continue to be, adversely affected by current conditions in the automotive industry.
Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightened credit market.  The automotive industry also experienced extended production shut-downs as a result of bankruptcy filings by both General Motors, the largest customer of the engineered products segment, and Chrysler during the quarter.  Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on our engineered products segment.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.  See the Company’s 2008 Annual Report on Form 10-K and other portions of this Form 10-Q for a discussion of risk factors that could impact the Company’s future financial performance and/or cause actual results to differ significantly from those expressed or implied by such statements.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2009 – May 31, 2009	5,541	$18.24	5,541	477,072

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At June 30, 2009, 477,072 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

Index

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2009, the Company held its Annual Meeting of Stockholders, whereby the stockholders voted to elect Directors and approve performance criteria for the payment of bonuses to the Company’s Chief Executive Officer as follows:

Election of Directors:
	For	Withheld
A.F. Petrocelli	8,204,501	595,567
Michael T. Lamoretti	8,175,257	624,811
Howard M. Lorber	8,062,739	737,329
Robert M. Mann	8,758,569	41,499
Anthony J. Miceli	8,081,643	718,425
Arnold S. Penner	8,692,650	107,418
Michael J. Weinbaum	8,175,257	624,811

Approval of Performance Criteria for the Payment of Bonuses to the Company’s Chief Executive Officer:

For	Against	Abstain
8,614,774	169,641	15,653

ITEM 6.                      EXHIBITS

10.5	Form of Indemnity Agreement dated as of May 7, 1991, by and between the Company and A.F. Petrocelli, Arnold S. Penner and Howard M. Lorber.
10.6	Supplemental Retirement and Death Benefit Program, as amended and restated.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Date: August 11, 2009
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Vice President, Chief Financial Officer and Secretary of the Company

Index