Form 10-Q
period 2009-09-30
UNITED CAPITAL CORP /DE/
filed 2009-11-12
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The registrant had 9,102,930 shares of common stock, $.10 par value, outstanding as of November 11, 2009.

Index

United Capital Corp. and Subsidiaries

Index

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS
United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Asset

Current assets:
Cash and cash equivalents	$126,182	$138,142
Marketable securities	21,346	9,178
Notes and accounts receivable, net	7,433	7,427
Income taxes receivable	—	4,163
Inventories	3,707	5,624
Prepaid expenses and other current assets	1,871	1,732
Deferred income taxes	1,212	4,011

Total current assets	161,751	170,277

Property, plant and equipment, net	8,106	5,591
Real property held for rental, net	86,631	73,060
Investment in joint venture	4,857	5,440
Noncurrent notes receivable	9,699	1,058
Other assets	3,657	3,317
Noncurrent assets of discontinued operations	—	4,142

Total assets	$274,701	$262,885

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,279	$2,717
Accounts payable and accrued liabilities	10,225	10,036
Income taxes payable	4,064	3,629

Total current liabilities	15,568	16,382

Long-term debt	29,119	30,146
Other long-term liabilities	18,120	18,076
Deferred income taxes	7,928	8,314

Total liabilities	70,735	72,918

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares; issued and outstanding 9,107 and 8,483 shares, respectively	911	848
Retained earnings	205,827	197,056
Accumulated other comprehensive loss, net of tax	(2,772)	(7,937)
Total stockholders’ equity	203,966	189,967

Total liabilities and stockholders’ equity	$274,701	$262,885

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Revenues from real estate operations	$9,075	$9,436	$25,524	$27,366
Net sales	5,659	9,109	16,644	28,628

Total revenues	14,734	18,545	42,168	55,994

Costs and expenses:
Cost of sales	4,358	7,201	13,160	22,382
Real estate operations:
Mortgage interest expense	510	538	1,562	1,588
Depreciation expense	1,002	877	2,902	2,688
Other operating expenses	4,625	4,474	12,401	13,064
General and administrative expenses	1,812	1,655	5,274	5,067
Selling expenses	764	986	2,325	2,910

Total costs and expenses	13,071	15,731	37,624	47,699

Operating income	1,663	2,814	4,544	8,295

Other income (expense):
Interest and dividend income	999	1,341	2,661	4,156
Other income and (expense), net	(9)	(14,982)	6	(15,193)

Total other income (expense)	990	(13,641)	2,667	(11,037)

Income (loss) from continuing operations before income taxes	2,653	(10,827)	7,211	(2,742)

Provision (benefit) for income taxes	1,027	(3,883)	2,708	(895)

Income (loss) from continuing operations	1,626	(6,944)	4,503	(1,847)

Discontinued operations:
(Loss) income from discontinued operations, net of tax (benefit) provision of ($7), ($60), ($96) and $9, respectively	(9)	(89)	(143)	14
Net loss on disposal of discontinued operations, net of tax benefit of $16 and $276, respectively	(24)	—	(414)	—
(Loss) income from discontinued operations	(33)	(89)	(557)	14

Net income (loss)	$1,593	$(7,033)	$3,946	$(1,833)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$.18	$(.82)	$.50	$(.22)
Loss from discontinued operations	—	(.01)	(.06)	—
Net income (loss) per share	$.18	$(.83)	$.44	$(.22)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$.16	$(.82)	$.46	$(.22)
Loss from discontinued operations	—	(.01)	(.06)	—
Net income (loss) per share assuming dilution	$.16	$(.83)	$.40	$(.22)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,946	$(1,833)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,189	3,029
Loss on disposal of discontinued operations, net of tax	414	—
Net loss on available-for-sale securities	104	16,088
Net realized and unrealized gains on derivative instruments	(139)	(438)
Litigation award from prior condemnation	—	(457)
Deferred income taxes	(367)	(3,170)
Other, net	(971)	(222)
Changes in assets and liabilities, net of effect of business acquisition:
Notes and accounts receivable, net	885	(454)
Inventories	1,917	301
Prepaid expenses and other current assets	388	(2)
Accounts payable and accrued liabilities	(74)	121
Income taxes payable	4,874	(3,367)
Other long-term liabilities	(357)	(101)
Net cash provided by operating activities of continuing operations	13,809	9,495
Operating activities of discontinued operations	194	191
Net cash provided by operating activities	14,003	9,686

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,939)	(27,145)
Proceeds/maturities from sale of available-for-sale securities	622	1,352
Proceeds from sale of real estate assets	3,258	—
Escrowed proceeds from sale of real estate assets	—	15,000
Net proceeds from litigation award from prior condemnation	—	457
Proceeds from sale of derivative instruments	135	1,070
Purchase of notes receivable	(9,428)	—
Principal payments on notes receivable	33	35
Acquisition of property, plant and equipment	(476)	(528)
Acquisition of/additions to real estate assets	(2,093)	(14,917)
Business acquisition, net of cash acquired	(17,081)	—
Distributions from joint venture	583	585
Net cash used in investing activities of continuing operations	(28,386)	(24,091)
Investing activities of discontinued operations	—	122
Net cash used in investing activities	(28,386)	(23,969)

Cash flows from financing activities:
Proceeds from mortgage obligations	—	500
Principal payments on mortgage obligations	(2,465)	(734)
Purchase and retirement of common stock	(2,553)	(13,325)
Proceeds from exercise of stock options	5,344	9,224
Tax benefit from exercise of stock options	2,097	2,830
Net cash provided by (used in) financing activities	2,423	(1,505)
Net decrease in cash and cash equivalents	(11,960)	(15,788)
Cash and cash equivalents, beginning of period	138,142	129,003
Cash and cash equivalents, end of period	$126,182	$113,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,539	$1,585
Taxes	$762	$2,754

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1.Basis of Presentation

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events through November 11, 2009, the date the financial statements were issued.

2.Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the nine months ended September 30, 2009 and 2008, the Company received proceeds of $5,344 and $9,224 from the exercise of 760 and 804 stock options, respectively.  During the nine months ended September 30, 2009 and 2008, the Company recorded a tax benefit of $2,097 and $2,830 to retained earnings related to the exercise of stock options.

During the nine months ended September 30, 2009 and 2008, the Company purchased and retired 136 and 607 shares of common stock for an aggregate purchase price of $2,553 and $13,325, respectively.

3.Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months EndedSeptember 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$1,626	$(6,944)	$4,503	$(1,847)

Denominator:
Basic – weighted-average shares outstanding	9,106	8,502	8,954	8,396
Dilutive effect of employee stock options	869	—	799	—
Diluted – weighted-average shares outstanding	9,975	8,502	9,753	8,396

Basic earnings per share – continuing operations	$.18	$(.82)	$.50	$(.22)
Diluted earnings per share – continuing operations	$.16	$(.82)	$.46	$(.22)

Potentially dilutive common shares, related to outstanding employee stock options, amounting to 740 shares for the nine months ended September 30, 2009 and 1,307 and 1,351 shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Index

4.Stock-Based Compensation

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

As of September 30, 2009 and December 31, 2008, the Company had outstanding options to purchase 3,185 and 3,945 shares with a weighted-average exercise price of $13.18 and $11.99 per share, respectively.  As of September 30, 2009, these options had a weighted-average remaining contractual term of 2.2 years and an aggregate intrinsic value of $31,664.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on September 30, 2009 ($23.12) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  During the nine months ended September 30, 2009, options to purchase 760 shares were exercised which had a weighted-average exercise price of $7.03 per share.

5.Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2009:
Equity securities	$21,367	$980	$(1,331)	$21,016
Bonds	327	8	(5)	330
	$21,694	$988	$(1,336)	$21,346
December 31, 2008:
Equity securities	$16,440	$1,050	$(9,184)	$8,306
Bonds	1,031	4	(163)	872
	$17,471	$1,054	$(9,347)	$9,178

Proceeds/maturities from the sale of available-for-sale securities as well as the gains and losses recognized in earnings on available-for-sale securities included in the determination of net income (loss) are as follows:

	Nine Months Ended September 30,
	2009	2008
Proceeds/maturities	$622	$1,352
Gains recognized in earnings	$—	$138
Losses recognized in earnings	$(104)	$(16,226)

Included in the results of the nine months ended September 30, 2008 was $16,226 in impairment charges on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest which are included as a component of other income and (expense), net in the Condensed Consolidated Statements of Operations.

Index

6.Inventories

The components of inventories are as follows:
	September 30, 2009	December 31, 2008
Raw materials	$1,902	$2,607
Work in process	309	458
Finished goods	1,496	2,559
	$3,707	$5,624

7.Business Acquisition

In July 2009, the Company purchased a non-performing mortgage note encumbering a hotel located in Miami, Florida (the “Miami Hotel”).  The Company took title to the Miami Hotel in mid-August and has undertaken operation of the hotel.  The Company anticipates investing up to $10,000 in renovations and improvements to this property over the next few quarters.  The purchase price, which approximates fair value and includes certain assumed liabilities, was allocated as follows:

Real property	$13,684
Furniture, fixtures and equipment	3,000
Current assets	763
Current liabilities assumed	(366)
Cash paid for business acquisition, net of cash acquired	$17,081

The estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition.

Included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, are revenues of $302 and a net operating loss of ($266) from the operations of the Miami Hotel since the date of the acquisition.

The following represents the unaudited condensed pro forma financial results of the Company as if the acquisition of the Miami Hotel had occurred as of the beginning of the annual period presented.  Unaudited condensed pro forma results are based upon accounting estimates and judgments that the Company believes are reasonable.  The unaudited condensed pro forma results also include adjustments to depreciation on acquired real property and furniture, fixtures and equipment, adjustments to interest expense and the related tax effects.  The condensed pro forma results are not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$16,221	$20,683	$50,549	$68,135
Net income (loss)	$1,075	$(7,814)	$3,168	$(2,162)

8.Real Estate

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

Index

Property sales

During the nine months ended September 30, 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $3,258 resulting in a net loss of $414, on a net of tax basis.

The results of operations of properties sold prior to September 30, 2009 have been reclassified to discontinued operations, on a net of tax basis, for the three and nine months ended September 30, 2009 and 2008.  Summarized financial information of these properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$29	$70	$152	$650
Depreciation expense	—	80	194	191
Other operating expenses	45	139	197	436
(Loss) income from operations	$(16)	$(149)	$(239)	$23

Properties held for sale

As of September 30, 2009, there were no properties considered by the Company to be held for sale.

9.Derivative Financial Instruments

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2008, the fair value of such derivatives was ($5), which is recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.  These instruments do not qualify for hedge accounting and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $139 and $438 in net realized and unrealized gains on derivative instruments for the nine months ended September 30, 2009 and 2008, respectively, which are included in other income and (expense), net in the Condensed Consolidated Statements of Operations.  The Company held no such derivatives at September 30, 2009.

10.Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Marketable securities	$21,346	$21,341	$5	$—

December 31, 2008:
Marketable securities	$9,178	$9,144	$34	$—
Derivative financial instruments	$(5)	$(5)	$—	$—

Index

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such items.  The estimated fair values of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$5,068	$6,130	$1,101	$1,169
Note receivable – non-performing	$5,428	$5,428	$—	$—
Long-term debt, including current portion	$30,398	$27,640	$32,863	$29,435

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which delayed the effective date of fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.  The Company adopted the provisions of this guidance as they relate to long-lived assets effective January 1, 2009 and it did not have a material impact on the Company’s financial statements.

11.Transactions with Related Parties

During July 2009, the Company purchased a $5,000 participation in a note secured by a warehouse located in New York of which Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman) holds a 20% interest.  The participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  The participants also received a commitment fee of 1% in connection with the note.

12.Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009, ceasing the accrual of further benefits.

Net periodic pension cost consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$(61)	$(75)	$(202)	$(225)
Interest cost	(189)	(180)	(568)	(530)
Expected return on plan assets	131	196	403	601
Amortization of net loss	(62)	—	(184)	—
Net periodic pension cost	$(181)	$(59)	$(551)	$(154)

During the third quarter of 2009, the Company contributed $150 to the pension plan and anticipates that it will make an additional contribution of approximately $650 by the first quarter of 2010.

Index

13.Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,593	$(7,033)	$3,946	$(1,833)
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities, net of tax effect of ($1,378), $5,306, ($2,744) and $5,489, respectively	2,561	(9,852)	5,097	(10,193)

Reclassification adjustment for net losses realized in net income (loss), net of tax effect of ($5,278), ($36) and ($1,954), respectively	—	9,802	68	3,628
Comprehensive income (loss)	$4,154	$(7,083)	$9,111	$(8,398)

The components of accumulated other comprehensive loss, net of tax are as follows:
	September 30, 2009	December 31, 2008
Net unrealized loss on available-for-sale securities, net of tax effect of $122 and $2,902, respectively	$(226)	$(5,391)
Unrecognized net gains from pension plan, net of tax effect of $1,371	(2,546)	(2,546)
Accumulated other comprehensive loss, net of tax	$(2,772)	$(7,937)

14.Business Segments

The Company operates through three business segments: real estate investment and management, hotel operations and engineered products.  The real estate investment and management segment is engaged in the business of investing in and managing real estate properties located throughout the United States.  The hotel operations segment owns and operates four hotels located in the United States.  Engineered products are manufactured through wholly-owned subsidiaries of the Company and primarily consist of knitted wire products and components and transformer products sold worldwide.

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating results of the Company's business segments are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues and sales:
Real estate investment and management	$4,959	$4,953	$14,863	$14,973
Hotel operations	4,116	4,483	10,661	12,393
Engineered products	5,659	9,109	16,644	28,628
	$14,734	$18,545	$42,168	$55,994
Operating income (loss):
Real estate investment and management	$3,012	$2,886	$9,148	$9,154
Hotel operations	(74)	661	(489)	872
Engineered products	(173)	69	(1,047)	802
General corporate expenses	(1,102)	(802)	(3,068)	(2,533)
	1,663	2,814	4,544	8,295
Other income (expense), net	990	(13,641)	2,667	(11,037)
Income (loss) from continuing operations before income taxes	$2,653	$(10,827)	$7,211	$(2,742)

Index

15.Commitments and Contingencies

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8,900 and $9,300 recorded in accounts payable and accrued liabilities and other long-term liabilities at September 30, 2009 and December 31, 2008, respectively, to cover such matters.

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

16.           Recent Accounting Pronouncements

In July 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC.  The Codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all authoritative literature related to a particular topic in one place. The Codification is effective for the Company’s interim reporting period which ended on September 30, 2009.  As the Codification is not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial condition or results of operations.

Index

In May 2009, the FASB issued authoritative guidance which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  This guidance is effective for interim and annual periods ending after June 15, 2009.  Accordingly, the Company has adopted the provisions of this guidance and the adoption has not had a material impact on the Company’s financial condition, results of operations or disclosures.

In December 2008, the FASB issued authoritative guidance that requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  This guidance, which only provides for enhanced annual disclosures and does not require additional interim disclosures, will be effective for the Company’s current fiscal year ending December 31, 2009.  The Company does not expect the adoption of this guidance will have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued authoritative guidance to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments and requiring the disclosure of fair value of certain financial instruments in interim financial statements.  The guidance provides additional guidance to highlight and expand the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The guidance also changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  In addition, the guidance increases the frequency of fair value disclosures from annual, to quarterly.  This guidance is effective for interim periods ending after June 15, 2009, with the option for early adoption in interim periods ending after March 15, 2009.  The Company adopted this guidance effective April 1, 2009 which did not have a material impact on its financial statements.  See Note 10 for the additional required interim disclosures.

17.Use of Estimates

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

18.Reclassifications

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

Results of Operations:  Three and Nine Months Ended September 30, 2009 and 2008

Total revenues for the third quarter of 2009 were $14,734, a decrease of $3,811 or 20.6% from the comparable 2008 period, reflecting the impact the weakened economy has had on the Company’s engineered products and hotel operations segments.  The decline in total revenues was the main driver in the decrease in operating income which decreased $1,151 for the current quarter.  Net income for the three months ended September 30, 2009 was $1,593 or $.18 per basic share compared to a net loss of ($7,033) or ($.83) per basic share for the comparative quarter of 2008.

Index

For the nine month period ended September 30, 2009, total revenues were $42,168, compared to $55,944 for the same period of 2008.  Operating income for the first nine months of 2009 was $4,544, a decrease of $3,751 compared to the corresponding 2008 period.  Net income for the nine months ended September 30, 2009 was $3,946 or $.44 per basic share compared to a net loss of ($1,833) or ($.22) per basic share for the comparative 2008 period.

The 2008 results include impairment charges of $15,777 and $16,226 for the three and nine month periods, respectively, on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest.  These impairment charges are included as a component of other income and (expense), net in the Condensed Consolidated Statements of Operations.

The continued weakness in the economy has affected profitability of the Company’s engineered products and hotel operations segments.  These factors are expected to continue to impact the Company for the remainder of the year.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,959	$4,116	$9,075	$14,863	$10,661	$25,524
Mortgage interest expense	36	474	510	133	1,429	1,562
Depreciation expense	578	424	1,002	1,703	1,199	2,902
Other operating expenses	1,333	3,292	4,625	3,879	8,522	12,401
Income (loss) from operations	$3,012	$(74)	$2,938	$9,148	$(489)	$8,659

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,953	$4,483	$9,436	$14,973	$12,393	$27,366
Mortgage interest expense	63	475	538	178	1,410	1,588
Depreciation expense	547	330	877	1,629	1,059	2,688
Other operating expenses	1,457	3,017	4,474	4,012	9,052	13,064
Income from operations	$2,886	$661	$3,547	$9,154	$872	$10,026

Real Estate Investment and Management

Revenues from the real estate investment and management segment varied by less than 1% for the three and nine months ended September 30, 2009, compared to the corresponding periods of 2008.  Revenues from the Company’s real estate portfolio are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under GAAP do not fluctuate significantly, but are affected by lease renewals, terminations and the purchase or sale of additional properties.

Mortgage interest expense decreased $27 or 42.9% for the third quarter and $45 or 25.3% for the first nine months of 2009, compared to the corresponding 2008 periods.  These decreases are primarily the result of continuing mortgage amortization, partially offset by an increase in mortgage interest due to a mortgage obtained in connection with the purchase of a commercial property in the second quarter of 2008.  Based on scheduled amortizations, mortgage interest expense on existing obligations of the Company’s real estate investment and management segment will continue to decline.  At September 30, 2009, the outstanding mortgage balance on the Company’s three real estate investment properties which are currently encumbered is approximately $2,100.

Index

Depreciation expense associated with real properties held for rental increased $31 for the quarter and $74 for the nine months ended September 30, 2009, compared to the corresponding periods of 2008.  These increases are primarily attributable to depreciation expense ($78 and $29 for the three and nine month periods, respectively) related to additions to real estate assets over the past twelve months.  As a result of the purchase of commercial properties during the prior year and other expenditures for capital improvements incurred during the current and prior year, the Company expects that depreciation expense on the Company’s properties for the fourth quarter and full year of 2009 should be higher than that reported in the corresponding 2008 periods.

Other operating expenses associated with the management of real properties decreased $124 for the quarter and $133 for the nine month period ended September 30, 2009, compared to the corresponding periods of 2008.  The decrease for the quarterly period primarily relates to a decrease in property maintenance ($116) which is the result of the timing of certain repairs and renovations.  The decrease for the nine month period primarily relates to decreases in professional fees ($80), related to the timing of lease renewals and other property related transactions, and the cost of utilities ($57).  Due to the extent of property age, location and vacancies, certain operating expenses could fluctuate in the future from those previously incurred.

Hotel Operations

Hotel revenues decreased $367 or 8.2% to $4,116 for the quarter ended September 30, 2009 and $1,732 or 14.0% to $10,661 for the first nine months of 2009, compared to the corresponding 2008 periods.  These decreases are primarily related to the overall weakness in the U.S. economy which has resulted in a reduction in both consumer and business travel.  Partially offsetting these decreases are additional revenues recognized ($302) in the current year periods from the August 2009 acquisition of a hotel located in Miami, Florida (the “Miami Hotel”).  The Company does not expect lodging demand to improve through the remainder of the year, and therefore, with the exception of additional revenue from the Miami Hotel, the Company’s hotels will likely report lower revenues in the fourth quarter and full year of 2009, compared to the same periods of 2008.

Mortgage interest expense related to the Company’s hotel properties decreased slightly for the third quarter and increased $19 for the nine months ended September 30, 2009, compared to the corresponding periods of 2008.  The increase for the nine month period is primarily the result of a mortgage obtained on one of the Company’s hotels in the prior year.  The Company expects that mortgage interest expense on existing obligations related to the Company’s hotel properties for the full year of 2009 should be similar to that reported in 2008.

Depreciation expense associated with the Company’s hotel operations increased $94 for the three months and $140 for the nine months ended September 30, 2009, compared to the corresponding periods of 2008, primarily attributable to additional depreciation expense ($37 and $96 for the three and nine month periods, respectively) on renovations and improvements added during the past twelve months at two of the Company’s hotels.  In addition, the Company incurred additional depreciation expense ($32) during the current quarter and nine month period as a result of the acquisition of the Miami Hotel.  Depreciation expense on the Company’s hotel properties for the full year of 2009 should be higher than that reported in 2008 due to the Miami Hotel acquisition and from the renovations and improvements at two of the Company’s hotels.

Other operating expenses related to the management of the Company’s hotels increased $275 to $3,292 for the third quarter and decreased $530 to $8,522 for the first nine months of 2009, compared to the corresponding 2008 periods.  The Company incurred additional operating expenses ($536) during the current quarter and nine month period due to the acquisition of the Miami Hotel.  Operating expenses at the Company’s other hotels continue to decrease in both the quarter and nine month period, primarily as a result of the lower revenues, noted above.  The growing weakness in the economy has pressured results in the Company’s hotel operations.   This condition is expected to continue to impact this segment for the remainder of 2009.  The Company is continuously working to streamline operations, control expenses and maximize cash flow from operations.  The success of these efforts and the depth and duration of the current negative economic environment and its impact on future hotel operations remain uncertain.

Index

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$5,659	$9,109	$16,644	$28,628
Cost of sales	4,358	7,201	13,160	22,382
Selling, general and administrative expenses	1,474	1,839	4,531	5,444
Operating (loss) income	$(173)	$69	$(1,047)	$802

Net sales of the engineered products segment decreased $3,450 or 37.9% for the three months and $11,984 or 41.9% for the nine months ended September 30, 2009, compared with the results of the corresponding periods of 2008.  The decrease for the three month period is primarily related to decreased demand in the Company’s engineered and transformer product lines which were brought about by a general decrease in capital spending related to the current economic environment.  The decrease for the nine month period is primarily related to decreased demand in the Company’s automotive, engineered and transformer product lines.  The automotive product line, which is down approximately 40% from the prior year-to-date period, has shown improvements in the current quarter as a result of the re-opening of certain plants which experienced extended shut-downs during the first half of 2009.  The automotive declines are the result of a significant reduction in North American automotive production, especially from General Motors, our largest customer, and the general slowdown in the global vehicle market.  Although the Company has experienced improvements in its automotive sales from the prior quarter, the Company expects continued declines in net sales of its engineered products segment during the remainder of the year.

Cost of sales as a percentage of net sales decreased 2.0% for the quarter ended September 30, 2009 and increased less than 1.0% in the nine months ended September 30, 2009, compared to the corresponding 2008 periods.  These fluctuations are primarily attributable to the reduction in material costs as a percentage of net sales (5.3% and 4.3% for the three and nine month periods, respectively), which reflects reductions in the cost of raw materials and changes in the mix of products sold.  These fluctuations are also attributable to the significant reduction in net sales, noted above, which led to lower absorption of incurred manufacturing costs.  During each of these periods, labor and overhead costs as a percentage of net sales increased (3.2% and 5.0% for the three and nine month periods, respectively).  Although the Company’s automotive product line has started to show improvements during the quarter, management is still carefully monitoring its operating costs and only increasing its workforce as needed.

Selling, general and administrative expenses of the engineered products segment decreased $365 or 19.8% for the third quarter and $913 or 16.8% for the nine months ended September 30, 2009, compared to the corresponding periods of 2008.  These decreases are the result of cost containment efforts which include reductions in payroll and payroll related expenses ($163 and $481 for the three and nine month period, respectively), freight charges ($47 and $158 for the three and nine month period, respectively) and professional fees ($28 and $145 for the three and nine month period, respectively).  These reductions are part of the Company’s efforts to streamline operations, control expenses and maximize cash flow in light of the significant decline in sales.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $300 for the third quarter and $535 for the first nine months of 2009, compared to such expenses incurred in the comparable 2008 periods.  These increases are primarily attributable to the increase in net periodic pension expense ($122 and $397 for the three and nine month periods, respectively), which results from the significant decline in the fair value of the Company’s pension assets in 2008, and an increase in professional fees ($202 and $302 for the three and nine month periods, respectively), primarily as a result of acquisition costs which are not capitalizable.

Index

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net realized and unrealized gains on derivative instruments	$—	$216	$139	$438
Net loss on available-for-sale securities	—	(15,671)	(104)	(16,088)
Litigation award from prior condemnation	—	457	—	457
Other, net	(9)	16	(29)	—
	$(9)	$(14,982)	$6	$(15,193)

Included in the results for the three and nine months ended September 30, 2008 are $15,777 and $16,226, respectively, in impairment charges on the Company’s marketable security portfolio resulting from the sudden decline in the stock market and collapse of certain financial institutions in which the Company held an interest which are included in net loss on available-for-sale securities, above.

Included in other income and expense, net for the 2008 periods are amounts received in connection with a litigation award from a property condemned by the City of New York in 2001.

Discontinued Operations

Loss from operations on properties sold and accounted for as discontinued operations was ($9), on a net of tax basis, for the third quarter of 2009, compared to loss from operations on properties sold of ($89), on a net of tax basis, for the corresponding quarter of 2008.  For the nine months ended September 30, 2009, the loss from operations on properties sold and accounted for as discontinued operations was ($143), on a net of tax basis, compared to income from operations on properties sold of $14, on a net of tax basis, for the corresponding period in 2008.  Net loss on the disposal of real estate assets accounted for as discontinued operations were ($24) and ($414), on a net of tax basis, for the three and nine months ended September 30, 2009, respectively.  No properties were sold during the nine months ended September 30, 2008.  Prior year amounts have been reclassified to reflect results of operations of real properties sold during 2009 and 2008 as discontinued operations.  As of September 30, 2009, the Company did not consider any of its properties to be held for sale.

Liquidity and Capital Resources

Net cash provided by operating activities was $14,003 and $9,686 for the nine months ended September 30, 2009 and 2008, respectively.  This increase in operating cash flows results primarily from the receipt of tax refunds ($4,163) and reductions in inventories and notes and accounts receivable, net ($1,616 and $1,339, respectfully), offset by lower operating income before depreciation ($3,591).

Net cash used in investing activities was $28,386 and $23,969 for the nine months ended September 30, 2009 and 2008, respectively.  This change primarily results from cash used in a business acquisition, net of cash acquired, in August 2009 ($17,081) and from the purchase of notes receivable ($9,428) during the current year offset by decreases in the purchase of available-for-sale securities ($23,206) and acquisition of/additions to real estate assets ($12,824), less the release of proceeds held in escrow on the sale of real estate in 2008 ($15,000).

Net cash provided by financing activities was $2,423 for the nine months ended September 30, 2009, compared to net cash used in financing activities of $1,505 for the same period of 2008.  This change results from a decrease in the purchase and retirement of common stock ($10,772) during the current year, as compared to 2008, offset by a reduction in proceeds from the exercise of stock options ($3,880), an increase in principal payments on mortgage obligations ($1,731), a reduction in the tax benefits related to the exercise of stock options ($733) and proceeds received from a mortgage obtained during 2008 ($500).

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

Index

At September 30, 2009, the Company’s cash and marketable securities totaled $147.5 million and working capital was $145.9 million compared to cash and marketable securities of $147.3 million and working capital of $153.9 million at December 31, 2008.  While there has been a decline in the value of certain real estate properties in the United States, the recession could cause real estate prices to drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may soon be available and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

In July 2009, the Company purchased a non-performing mortgage note encumbering a hotel located in Miami, Florida (the “Miami Hotel”).  The Company took title to the Miami Hotel in mid-August and has undertaken operation of the hotel.  The Company anticipates investing up to $10,000 in renovations and improvements to this property over the next few quarters.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short and participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives fair value are recognized in earnings.  These derivatives, as of December 31, 2008, were recorded as a component of accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.  The Company held no such derivatives at September 30, 2009.

Index

Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightened credit market.  Although the automotive industry has shown improvements in the current quarter as the result of the re-opening of certain plants which experienced extended shut-downs during the first half of 2009, continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on our engineered products segment.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 11.3% and 10.7% for the three and nine months ended September 30, 2009 and 7.9% and 8.7% for the three and nine months ended September 30, 2008, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

The continued weakness in the economy has pressured results of the Company’s engineered products and hotel segments.  These factors are expected to continue to impact the Company for the remainder of the year.  The Company continues to work to streamline operations, control expenses and maximize cash flow from operations.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the company to weather this downturn.

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 15 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2009.

Index

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company.

ITEM 4T.              CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009.  In July 2009, the Company asked the lower court for leave to amend its complaint to correct a procedural deficiency.  The lower court granted such leave, but withdrew its earlier summary judgment motion, pending a rehearing of the matter, rendering the appeal moot.  The lower court, however, stayed the defense obligations, pending a decision based on a new hearing held in September 2009.  The Company intends to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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
Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightened credit market.  Although the automotive industry has shown improvements in the current quarter as the result of the re-opening of certain plants which experienced extended shut-downs during the first half of 2009, continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for price decreases, have had, and will continue to have, a significant adverse affect on our engineered products segment.

Our Company is a controlled company pursuant to NYSE Amex rules and, therefore, is not required to comply with certain governance requirements.
The Company has elected to be a controlled company pursuant to NYSE Amex rules.  The Company is eligible to make this election because A.F. Petrocelli, the Company’s Chairman of the Board, President and Chief Executive Officer beneficially owns more than 50% of the Company’s outstanding stock.  As a result of being a controlled company, the Company is not required to comply with the following corporate governance requirements of the NYSE Amex:  (i) majority of independent directors, (ii) fully independent nominating committee and (iii) fully independent compensation committee.  While the Company currently has a fully independent compensation committee, it does not have a majority of independent directors or a fully independent nominating committee.  As a result, the quality of Board oversight may be reduced as compared with companies which have a fully independent nominating committee and a majority of independent directors and the Company has a greater risk of conflicts of interest without these safeguards.  In addition, the lack of an independent nominating committee increases the possibility that the Company will not have independent directors serving on the Board of Directors.

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

Index

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	125,000	$18.99	125,000	352,072

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At September 30, 2009, 352,072 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

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

Date: November 11, 2009
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Vice President, Chief Financial Officer
and Secretary of the Company