Form 10-K
period 2009-12-31
UNITED CAPITAL CORP /DE/
filed 2010-03-23
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

COMMISION FILE NUMBER:  1-10104

UNITED CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Delaware	04-2294493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Park Place, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10 Per Share)	NYSE Alternext

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐ Yes	☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒ Yes	☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	☐ Yes	☐No

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

The aggregate market value of the shares of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $34,633,000.

The number of shares of the registrant’s $.10 par value common stock outstanding as of March 17, 2010 was 9,060,541.

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

Description of Business

Real Estate Investment and Management

The Company is engaged in the business of investing in and managing real estate properties and the making of high-yield, short-term loans secured by desirable properties.  Most real estate properties owned by the Company are leased under net leases whereby the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance, and maintenance.  The Company owns properties that it manages which are leased primarily as department stores, shopping centers, restaurants, and office buildings around the country.  The Company also owns day-care centers located in New York City, which are primarily operated by the City of New York.  In addition, the Company owns properties available for sale and lease with the assistance of a consultant or realtor working in the locale of the premises.

The majority of properties are leased to single tenants.  As of December 31, 2009, 98.5% of the total square footage of the Company’s real estate properties was leased.

Hotel Operations

The Company’s hotel operations segment consists of four full and limited-service hotels located in the United States which are managed by the Company.

The hotel industry is seasonal in nature.  However, the periods during which the Company’s properties experience higher or lower levels of demand vary from property to property and depend principally upon location.  Three of the Company’s hotels are located in the vicinity of an airport which, during extreme weather conditions, may be favorably impacted from transient guests.  The properties also experience fluctuations in occupancy levels based on economic conditions, which have recently been unfavorable due to the declining economy.

Engineered Products

The Company’s engineered products are manufactured through Metal Textiles Corporation (“Metal Textiles”) and AFP Transformers Corporation (“AFP Transformers”), wholly-owned subsidiaries of the Company.  The knitted wire products and components manufactured by Metal Textiles must function in adverse environments and meet rigid performance requirements.  The principal areas in which these products have application are as high temperature gaskets, seals, components for use in airbags, shock and vibration isolators, noise reduction elements, EMI electronic shielding, and air, liquid and solid filtering devices serving the automotive, aerospace and general industrial markets.

Metal Textiles presently supplies many automobile manufacturers with exhaust seals and components for use in airbag inflators.  Our manufacturing facilities are ISO/TS 16949 certified, an essential qualification for supplying the automotive industry.

The Company also manufactures transformers marketed under the brand names of AFP Transformers and EPOXYCAST™ for a wide variety of applications including switchgear, motor starters, motor drive systems, machine tool power, rectifiers, inverters, furnaces, and a wide variety of custom applications.

Sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales for each of the years ended December 31, 2009 and 2008.  No other customer exceeded 10% of the segment’s sales during the last two years.

Approximately 17.8% and 13.3%, respectively, of 2009 and 2008 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Summary Financial Information

The following table sets forth the revenues, operating income and identifiable assets of each business segment of the Company (table in thousands).

Years ended December 31,	2009	2008
Net revenues and sales:
Real estate investment and management	$19,814	$19,872
Hotel operations	$17,253	$16,317
Engineered products	$23,031	$36,212

Operating income (loss):
Real estate investment and management	$12,080	$12,031
Hotel operations	$(677)	$1,020
Engineered products	$(653)	$264

Identifiable assets
Real estate investment and management and corporate assets	$223,308	$220,222
Hotel operations	$49,558	$30,586
Engineered products	$10,392	$12,077

Distribution

The Company’s manufactured products are distributed by a direct sales force and through distributors to industrial consumers and original equipment manufacturers.

Product Methods and Sources of Raw Materials

The Company’s products are manufactured at facilities owned by the Company and a leased facility in Tijuana, Mexico.  Raw materials used in the Company’s engineered products segment, which consist primarily of stainless steel wire, steel-related products, and copper, are typically purchased from multiple suppliers throughout the world.  The price and availability of raw materials can be volatile due to numerous factors beyond the Company’s control, including general domestic and international economic conditions, labor costs, supply and demand, competition, import duties and tariffs, and currency exchange rates.  Although these factors could significantly affect the availability and cost of the Company’s raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company’s customers based upon contractual commitments, historical buying practices and market conditions.  To date, the Company has limited its exposure related to the effects that have arisen from these factors by various methods including finding alternate sources or by having suppliers and/or customers absorb any additional related costs.  Although management does not expect such matters to adversely affect the Company’s financial position in the future, it is uncertain what effect, if any, such factors could have on the cost and availability of such materials.  An interruption in the supply, or a significant increase in the cost, of the Company’s raw materials could have a material adverse effect on the Company’s revenues, results of operations or cash flows.  The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2010.

Patents and Trademarks

The Company owns several patents, patent licenses, and trademarks.  While the Company considers that in the aggregate its patents, patent licenses, and trademarks used in the engineered products operations are significant to this segment, it does not believe that any of them are of such importance that the loss of one or more of them would materially affect its consolidated financial condition or results of operations.  The Company is not currently involved in any litigation regarding infringement upon its intellectual property or of the Company’s infringement upon the intellectual property of others.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industries in which it operates.  There are no special practices or conditions affecting working capital items that are significant to an understanding of the Company’s businesses.  Its inventory levels, payment terms, and return policies are in accordance with general practices associated with the industries in which it operates and standard business procedures.

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

Employees

At March 17, 2010, the Company employed approximately 390 persons, approximately 80 of which are covered by a collective bargaining agreement that expires in February 2011.  The Company believes that its relationship with its employees is good.

Competition

The Company has established close relationships with a large number of major national and regional real estate brokers and maintains a broad network of industry contacts.  There are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and tenants.

The Company’s hotels compete with national, regional, and local hotels in each of their geographic markets.  Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, quality of customer service, and the overall condition of the property.

The Company competes with at least 25 other companies in the sale of engineered products.  The Company emphasizes product performance and service in connection with the sale of these products.  The principal competition faced by the Company results from the sales price of the products sold by its competitors.

Backlog

The dollar value of unfilled orders of the Company’s engineered products segment was approximately $2.5 million and $2.9 million at December 31, 2009 and 2008, respectively.  The decrease in backlog is principally due to slowdown in demand for the Company’s engineered product lines which is related to the current economic conditions.  It is anticipated that substantially all of the 2009 backlog will be filled in 2010.  Substantially all of the 2008 backlog was filled in 2009.  The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

Environmental Regulations

Federal, state, and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have had and will continue to have a significant impact upon the operations of the Company.  It is the policy of the Company to manage, operate, and maintain its facilities in compliance, in all material respects, with applicable standards for the prevention, control, and abatement of environmental pollution to prevent damage to the quality of air, land, and resources.

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

Environmental studies at the second facility indicate that remediation may be necessary.  Based upon the facts presently available, management’s assessment, based on estimates from environmental contractors, is that, under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2.3 million in initial costs, including capital equipment expenditures, and $258,000 in annual operating and maintenance costs over a 10 year period.  These estimated costs of future expenses for remediation obligations are not discounted to their present value.  The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing, and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8.8 million and $9.3 million recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2009 and 2008, respectively, to cover such matters.

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
Although recent economic trends appear to have stabilized, current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have and will continue to have a negative affect on the Company’s business segments.  If the economic and market conditions remain uncertain or weaken further, the Company may experience material adverse impacts on its businesses, financial condition and results of operations.

Our performance is subject to risks associated with the real estate industry.
Although the Company’s leases are generally long-term and may be below market, real property investments are subject to varying degrees of risk and are relatively illiquid.  Among the factors that may impact our real estate property values or the revenues derived from our portfolio are changes in the national, regional, and local economic climate, the attractiveness of our properties to tenants, competition from other available property owners and changes in market rental rates.  Our performance also depends on the financial condition of our tenants and our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

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
We invest funds in excess of those needed for working capital, purchasing real estate and arranging financing for real estate acquisitions in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Significant declines in the value of these investments due to operating performance of the companies we invest in or general economic or market conditions may result in the recognition of realized or impairment losses which could be material.

Operating results of our hotel operations are subject to conditions common in the lodging industry.
The performance of the lodging industry has traditionally been closely linked with the performance of the general economy.  As the global financial crisis continues, other sectors of the global economy have been adversely impacted and has prolonged the global recession.  As the hotel business is dependent upon consumer and business spending, significant reduction in lodging demand, as has been experienced in 2009 and likely to continue throughout 2010, could have a material adverse impact on the operating results of our hotels.

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
The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2009, sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales.  Since our engineered products segment accounted for 38.3% of our consolidated revenues in 2009, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect our revenues, cash flows and results of operations.  In addition, the deterioration in the global economy has negatively impacted business activity in general, and specifically the engineered product markets in which the Company operates.  These conditions had a dramatic impact on global automotive production and, in turn, negatively impacted sales of our automotive product line.  Modest signs of recovery were evident by late 2009 and are continuing into 2010, but at levels far below those of 2007 and prior.  Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on the Company’s financial results and cash flows.

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

Our markets are highly competitive.
The markets for our engineered products are highly competitive.  We compete with a number of other manufacturers that produce and sell similar products.  We cannot assure that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own.  Some of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.  In addition, the global economy continues to be in a period of weak economic growth.  While recent increases in demand for our engineered products towards the end of 2009 and into the beginning of 2010 are encouraging, it is uncertain if such recoveries are sustainable or to what extent the Company will benefit from increased demand.  Continued declines in sales of our engineered products segment could negatively impact our financial results and cash flows.

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

We have undertaken the completion of environmental studies and/or remedial action at our two New Jersey facilities and have recorded a liability for the estimated investigation, remediation and administrative costs associated therewith (See “Environmental Regulations” in Item 1 of Part I and Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements).

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

Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the twelve months ended December 31, 2009, the sales price of our common stock fluctuated between $13.95 and $25.00 per share.  The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

Mr. A.F. Petrocelli can control the outcome of all matters requiring stockholder approval.
As of the date of this Annual Report on Form 10-K, Mr. A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate, approximately 69.2% of the Company’s outstanding common stock (exclusive of options).  Such amount includes shares held by his wife but does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Accordingly, Mr. Petrocelli is able to exercise considerable influence over the outcome of all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers or other business combinations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

Real Property Held for Rental or Sale

As of March 17, 2010, the Company owned 152 properties throughout the United States.  The properties are primarily leased under long-term net leases.

The Company’s classification and gross carrying value of its properties at December 31, 2009 are as follows:

(Dollars in thousands)	Gross Carrying Value	Percentage	Number of Properties	Aggregate Value of Encumbrances	Number of Properties Encumbered
Shopping centers and retail outlets	$63,090	38.5%	19	$1,488	1
Commercial properties	47,238	28.8	84	4,427	3
Hotel properties	44,249	27.0	4	28,080	3
Child care centers	5,781	3.5	9	—	—
Other	3,514	2.2	36	—	—
	$163,872	100.0%	152	$33,995	7

The following summarizes the Company’s properties by geographic area at December 31, 2009:

(Dollars in thousands)	Gross Carrying Value	Number of Properties
Northeast	$78,081	96
Southeast	32,672	17
Midwest	35,404	25
Southwest	5,435	4
Pacific Coast	9,146	3
Pacific Northwest	861	4
Rocky Mountain	2,273	3
	$163,872	152

Shopping Centers and Retail Outlets

Shopping centers and retail outlets include 12 department stores and miscellaneous other properties, primarily leased under net leases.  The tenants are responsible for taxes, maintenance, and all other expenses of the properties.  The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents.  The department stores include eight properties leased to Kmart Corporation (“Kmart”) and two Macy’s stores, with a total of approximately 747,000 and 364,000 square feet, respectively.  The Kmart stores are primarily located in the Midwest region of the United States.  The Macy’s stores are located in the Pacific Coast and Southwest regions of the United States.  The Company has one shopping center and retail outlet subject to an encumbrance of approximately $1,488,000 at December 31, 2009.  In addition, two of the Company’s properties are held through long-term ground leases with a gross carrying value of approximately $2,574,000.

Commercial Properties

Commercial properties consist of properties leased as 49 restaurants, 8 Midas Muffler Shops, two convenience stores, seven office buildings and miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal options at higher rents.  Certain of these leases also provide for additional rents based on sales volume.  The restaurants, located throughout the United States, include properties leased as McDonald’s, Burger King, Dunkin’ Donuts, Pizza Hut, Hardee’s, Wendy’s, Kentucky Fried Chicken and Boston Market.  The Company has three commercial properties subject to encumbrances of approximately $4,427,000 at December 31, 2009.  In addition, three of the Company’s properties are held through long-term ground leases with a gross carrying value of approximately $1,760,000.

Child Care Centers

The Company has one school and eight day-care centers located in New York City, seven of which are leased to the City of New York.  The City of New York is responsible for real estate taxes and certain maintenance costs on the properties they lease, while the Company maintains insurance and certain other maintenance obligations.  All such leases provide for the reimbursement of operating costs above base year levels, and certain leases include rental increases and renewal options.

Hotel Properties

The Company’s hotel properties are comprised of almost 900 rooms, over 42,000 square feet of meeting space, and a 132,000 square foot convention center available from its four full and limited-service hotels located in Connecticut, Florida, Georgia and New York State.  The full-service hotels operate under Doubletree and Radisson franchise agreements, while the limited-service hotel operates as an independent.  Each property is managed by the Company with on-site managers responsible for all day-to-day operations.  Three of these hotels are subject to encumbrances of approximately $28,080,000 at December 31, 2009.

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

ITEM 4.    RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.10 par value (the “Common Stock”), is traded on NYSE Amex under the symbol AFP.  The table below shows the high and low sales prices as reported in the composite transactions for the NYSE Amex for the quarterly periods indicated.

	2009		2008
	High	Low	High	Low
First Quarter	$21.89	$13.95	$24.50	$21.00
Second Quarter	$23.45	$16.30	$25.40	$19.20
Third Quarter	$25.00	$17.70	$27.25	$17.58
Fourth Quarter	$24.17	$17.55	$26.50	$15.75

As of March 17, 2010, there were approximately 180 record holders of the Company’s Common Stock.  The closing sales price for the Company’s Common Stock on such date was $24.50.  The Company has not declared a dividend during the past two years.  While the Company does not currently expect to pay additional dividends, the Board of Directors could reevaluate this position in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchases of common stock during the three months ended December 31, 2009:

Issuer Purchases of Equity Securities
(Table in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 — October 31, 2009	2	$18.93	2	350
November 1, 2009 — November 30, 2009	13	$19.15	13	337
December 1, 2009 — December 31, 2009	11	$22.93	11	326
	26	$20.72	26

As previously announced, the Board of Directors have approved repurchase plans for the Company’s Common Stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At December 31, 2009 approximately 326,000 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

Equity Compensation Plan Information

The Company maintains two stock option plans.  Both plans provide for the granting of incentive or non-qualified stock options.  The Company has no outstanding warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards under these plans as of December 31, 2009.  See Note 10 of Notes to Consolidated Financial Statements for further discussion on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,184,668	$13.18	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,184,668	$13.18	—

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

Results of Operations:  2009 and 2008

Total revenues for the year ended December 31, 2009 were $60.1 million, generating operating income of $6.9 million.  This compares to total revenues and operating income for the year ended December 31, 2008 of $72.4 million and $10.0 million, respectively.  The 2009 results reflect the impact that the economic conditions have had on the Company’s engineered products and hotel segments.  Net income for 2009 was $5.7 million or $.63 per basic share, compared to $1.6 million or $.19 per basic share for 2008.

The 2008 results includes ($24.1) million in realized losses on the Company’s marketable securities portfolio and a $6.6 million gain from the sale of a property, reflected as income from discontinued operations, on a net of tax basis.

Although business trends improved near the end of 2009 and early 2010, the Company will continue to conservatively manage its resources given the difficulty in predicting whether such trends will continue.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
(In thousands)	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$19,814	$17,253	$37,067	$19,872	$16,317	$36,189
Mortgage interest expense	195	1,922	2,117	241	1,874	2,115
Depreciation expense	2,295	1,893	4,188	2,183	1,431	3,614
Other operating expenses	5,244	14,115	19,359	5,417	11,992	17,409
Operating income (loss)	$12,080	$(677)	$11,403	$12,031	$1,020	$13,051

Real Estate Investment and Management

Revenues from the real estate investment and management segment for the year ended December 31, 2009 were $19.8 million, a fluctuation of less than 1% from that reported for the year ended December 31, 2008.  Revenues from the Company’s real estate portfolio are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under generally accepted accounting principles do not fluctuate significantly, but are affected by lease renewals, terminations and the purchase or sale of additional properties.

Mortgage interest expense on real property held for rental decreased $46,000 or 19.1% for the year ended December 31, 2009, compared to 2008, primarily as a result of continuing mortgage amortization.  This was offset by additional interest from mortgages associated with property acquisitions in the current and prior year.  The 2009 mortgage assumed ($3,881,000) bears interest at 5.7% per annum, is payable monthly and matures in November 2016.  As a result of this additional obligation, mortgage interest expense from the Company’s real estate investment and management segment will increase in 2010.  At December 31, 2009, the outstanding mortgage balance on the Company’s real estate investment and management portfolio was less than $6.0 million.

Depreciation expense associated with real properties held for rental increased $112,000 for the year ended December 31, 2009, compared to 2008, as the result of building improvements made to real estate assets during the current and prior years.  Due to the purchase of a commercial property in November 2009, depreciation expense on the Company’s properties should be slightly higher in 2010 than in 2009.

Other operating expenses associated with the management of real properties decreased $173,000 or 3.2% for the year ended December 31, 2009, compared to such expenses incurred in 2008.  This decline is primarily the result of decreases in personnel costs ($115,000), the cost of utilities ($89,000), and lower professional fees ($88,000) associated with lease renewals and other property related transactions.  These decreases are partially offset by increases in license fees ($40,000) and property maintenance costs ($39,000) which are the result of the timing of certain repairs and renovations.  Operating expenses could fluctuate in the future from those previously incurred due to the extent of property age, location and vacancies.

Hotel Operations

Hotel revenues were $17.3 million for the year ended December 31, 2009, an increase of $936,000 or 5.7% from $16.3 million for the year ended December 31, 2008.  This increase is primarily the result of additional revenues ($3.4 million) resulting from the August 2009 acquisition of a hotel located in Miami, Florida (the “Miami Hotel”).  The remaining three properties in the Company’s hotel operating segment experienced revenue declines as a result of the overall weakness in the U.S. economy which caused a reduction in both consumer and business travel.  Due to the acquisition of the Miami Hotel, hotel revenues are expected to increase during 2010.

Mortgage interest expense related to the Company’s hotel properties increased $48,000 for the year ended December 31, 2009, compared with that reported in 2008.  The additional cost is primarily the result of a mortgage obtained on one of the Company’s hotels in the prior year.  Without refinancing or additional borrowings, mortgage interest expense from the Company’s hotel operations will decline with scheduled principal reductions.

Depreciation expense associated with the Company’s hotel operations increased $462,000 for the year ended December 31, 2009.  This increase is primarily attributable to additional depreciation expense ($303,000) related to the Miami Hotel acquired in August 2009 and from additional depreciation expense ($104,000) related to renovations and improvements added during the year at two of the Company’s hotels.  As a result of the Miami Hotel acquisition and these renovations and improvements, depreciation expense for 2010 should be higher than that reported in 2009.

Other operating expenses related to the management of the Company’s hotels increased $2.1 million to $14.1 million for the year ended December 31, 2009, compared to $12.0 million in 2008.  This increase is primarily related to additional operating expenses ($3.8 million) from the Miami Hotel.  As a result of the lower revenues, noted above, operating expenses at the Company’s other hotels declined in 2009.

The present economic slowdown and the uncertainty over its duration have had a negative impact on the hotel industry resulting in steep declines in demand.  As noted above, each of the Company’s hotels owned for the full year reported declines in operating performance over the prior year.  These general economic trends make it difficult to predict future hotel operating results.  The Company’s hotel operations may experience further declines in revenues for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy and changes in travel patterns.

Engineered Products

The operating results of the Company’s engineered products segment are as follows (table in thousands):

Years ended December 31,	2009	2008
Net sales	$23,031	$36,212
Cost of sales	17,641	28,530
Selling, general and administrative expenses	6,043	7,418
Operating (loss) income	$(653)	$264

Net sales of the engineered products segment decreased $13.2 million or 36.4% for the year ended December 31, 2009.  The deterioration in the global economy has negatively impacted business activity in general, and specifically the engineered product markets in which this segment operates.  These conditions had a dramatic impact on global automotive production and, in turn, negatively impacted sales of our automotive product line, which was down approximately 30% from 2008 levels.  Each of the Company’s engineered product lines experienced a decline in 2009.  Modest signs of recovery were evident by late 2009 and are continuing into 2010, but at levels far below those of 2007 and prior.  Management remains cautiously optimistic that results will improve as the economy continues to recover.

Cost of sales as a percentage of net sales decreased 2.2% for the year ended December 31, 2009, compared to 2008.  The decrease is primarily attributable to a reduction in material costs as a percentage of net sales (4.6%) which reflects reductions in the cost of raw materials and changes in the mix of products sold.  This decrease is partially offset by reduced overhead absorption (2.2%) caused by a lower sales levels in 2009, as noted above.  During the year, the Company reduced its operating costs, including the elimination of almost 30% of its direct and indirect positions.  Management will continue to carefully monitor these costs during 2010.

Selling, general and administrative expenses of the engineered products segment decreased $1.4 million or 18.5% for the year ended December 31, 2009, compared to 2008.  As a result of the significant decline in net sales and personnel reductions noted above, payroll and payroll related expenses ($677,000), freight charges ($185,000), and professional fees ($163,000) were substantially lower than in 2008.

The economic recession, and in particular its impact on global automotive demand, has caused the Company to incur an operating loss from this segment in 2009.  While recent increases in demand are encouraging, it is uncertain if such recoveries are sustainable for an extended period of time or to what extent the Company will benefit from increased automotive demand.  Management is closely monitoring this situation and is committed to returning this segment to profitability, but the success of such efforts is uncertain.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $584,000 or 17.8% for the year ended December 31, 2009, compared to such expenses incurred in 2008.  This increase is primarily as a result of acquisition costs that are not capitalizable ($272,000), additional payroll and payroll related expenses ($127,000), as well as from additional depreciation expense ($84,000).

Total Other Income (Expense)

Total other income (expense) was $3.6 million in 2009, versus ($16.7) million in 2008.  The change in total other income (expense) was primarily related to realized losses on the Company’s marketable security portfolio of ($104,000) in 2009 versus ($24.1) million in 2008.  Fluctuations also occurred as the result of decreases in interest and dividends generated on the Company’s cash and marketable security portfolios ($1.7 million) and in realized and unrealized gains on derivative instruments recognized ($1.3 million).

Income Taxes

In 2009, the Company’s effective tax rate from continuing operations was 40.5%.  In 2008, the effective tax benefit from continuing operations was (27.8%).  This amount differs from statutorily enacted rates as a result of income or losses in certain state jurisdictions which were not offsettable.  The amount of property gains in a given year, reported net of tax at statuary rates, as discontinued operations, also altered the effective tax rate from continuing operations reported by the Company.

Discontinued Operations

During 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948,000.  The aggregate proceeds from these transactions were $3.3 million resulting in a loss of ($414,000), on a net of tax basis.

During 2008, the Company divested itself of one of its shopping centers and retail outlets which had a net book value of $1,537,000.  The aggregate proceeds from this transaction were $12.5 million resulting in a gain of $6.6 million, on a net of tax basis.

The operating loss from properties sold and accounted for as discontinued operations in 2009 and 2008 were ($117,000) and ($120,000), on a net of tax basis, respectively.  Prior year amounts have been reclassified to reflect results of operations of real properties disposed of during 2009 and 2008 as discontinued operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.8 million for the year ended December 31, 2009, compared to $11.3 million for 2008.  The increase in operating cash flows results principally from changes in income taxes, including the receipt of $4.2 million in tax refunds and $2.6 million less in payments, as well as the reduction in inventories ($1.3 million).  These increases in cash flows are partially offset by lower operating income before depreciation ($2.5 million) and interest and dividend income ($1.7 million).

Net cash used in investing activities was $32.1 million in 2009 versus $369,000 in 2008.  This change primarily results from lower proceeds received from the sale of real estate assets in the current year ($24.4 million) including the release of proceeds held in escrow on the sale of real estate in 2008 ($15.0 million), from cash used in a business acquisition, net of cash acquired, in August 2009 ($17.1 million), and from the purchase of notes receivable ($9.4 million) during the current year.  These uses are offset by the timing of the purchase or sale of available-for-sale securities ($11.3 million) and acquisition of/additions to real estate assets ($10.0 million).

Net cash provided by financing activities was $1.6 million in 2009 versus $1.8 million which was used for such activities in 2008.  This change results from a decrease in the purchase and retirement of common stock ($10.2 million) during the current year, offset by a reduction in proceeds from the exercise of stock options and related tax benefits ($4.5 million), an increase in principal payments on mortgage obligations ($1.8 million), and lower proceeds from mortgage obligations ($500,000).

In July 2009, the Company purchased a non-performing mortgage note encumbering a hotel located in Miami, Florida (the “Miami Hotel”).  The Company took title to the Miami Hotel in mid-August and has undertaken operation of the hotel.  The Company anticipates investing up to $10.0 million in renovations and improvements to this property during its first year of ownership.

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

At December 31, 2009, the Company’s cash and marketable securities were $149.6 million and working capital was $147.4 million, compared to cash and marketable securities of $147.3 million and working capital of $153.9 million at December 31, 2008.  While there has been a decline in the value of real estate properties in the United States, the recession could cause real estate prices to drop even further.  Management has limited acquisitions to those select properties that meet the Company’s stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may soon be available and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit markets however, could limit the Company’s ability to leverage future acquisitions.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives’ fair value are recognized in earnings.  These derivatives as of December 31, 2008 were recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheet.  The Company held no such derivatives at December 31, 2009.  The Company recognized $139,000 and $1.4 million in net realized and unrealized gains on derivative instruments in 2009 and 2008, respectively.

The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2009, sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales.  Since our engineered products segment accounted for 38.3% of our consolidated revenues in 2009, the loss of General Motors as a customer, or a significant decline in sales to them, would adversely affect the Company’s revenues, cash flows and results of operations.  The deterioration in the global economy has negatively impacted business activity in general, and specifically the engineered product markets in which the Company operates.  These conditions had a dramatic impact on global automotive production and, in turn, negatively impacted sales of our automotive product line.  Modest signs of recovery were evident by late 2009 and are continuing into 2010, but at levels far below those of 2007 and prior.  Management remains cautiously optimistic that results will improve as the economy continues to recover.  Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on our engineered products segment.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  For the years ended December 31, 2009 and 2008, 11.0% and 7.9% of the net sales of the Company’s engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure were to increase in the future, the Company may reexamine this practice to minimize the associated risks.

The continued weakness in the economy has pressured results of the Company’s engineered products and hotel segments.  These factors are expected to continue to impact the Company in 2010.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  During 2008, the equity markets saw a significant decline in value.  As such, the fair value of plan assets decreased significantly in that year.  The funded status of the plan at December 31, 2008 decreased by $3.7 million from December 31, 2007, due in large part to the decrease in the fair value of plan assets.  This affected the amounts reported in the Consolidated Balance Sheet at December 31, 2008.  During 2009, the markets had a significant recovery from the prior year providing an actual return on plan assets of $3.6 million.  During September 2009, the pension plan was frozen, ceasing the accrual of further benefits.  The plan is now in a funded status, however market fluctuations will continue to effect the need for, and amount of, future contributions.

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See “Environmental Regulations” in Item 1 of Part I and Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements for further discussion on this matter.

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

Related Party Transactions

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction.  Income on leveraged leases are recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $776,000 in cash distributions from this investment, it did not record any income during the year ended December 31, 2009.  The Company’s share of income arising from this investment, accounted for as a leveraged lease, was $92,000 for the year ended December 31, 2008.  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in both 2009 and 2008.

During July 2009, the Company purchased a $5.0 million participation in a note secured by a warehouse located in New York of which Mrs. Petrocelli holds a 20% interest.  The participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  The participants also received a commitment fee of 1% in connection with the note.

Hallman & Lorber Associates, Inc. (“H&L”) provided pension plan services to the Company during its last fiscal year.  The amount paid by the Company to H&L in 2009 was $42,000.  The Company anticipates it will continue such relationship in this fiscal year.  Mr. Lorber, a Director of the Company and Chairman of the Company’s Compensation and Stock Option and Audit Committees, is a consultant to H&L.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements.  Certain of these policies require the application of subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances.  Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods.  While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below and should be read in conjunction with the Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

Long-Lived Assets

The Company is required to make subjective assessments as to whether there are impairments in the value of its long-lived assets and other investments.  On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired.  An asset’s value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.  The Company’s net income is directly affected by management’s estimate of impairments.

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

The Company has assumed the expected long-term rate of return on plan assets to be 8% in each of the last two years.  Based on the Company’s existing and forecasted asset allocation and related long-term investment performance results, the Company believes that its assumption of future returns of 8% is reasonable.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner.  This produces the expected return on plan assets that is included in net periodic pension cost.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic pension cost.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2009 net periodic pension expense by $66,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal controls over financial reporting, or in other factors that could affect these controls during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

The salary of A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, is set forth in his employment agreement, as amended from time to time by the Company’s Compensation and Stock Option Committee (the “Committee”).  The employment agreement was filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.  Per Mr. Petrocelli’s employment agreement, the Committee determines the amount of salary and bonus paid to him annually.  The Committee, in consultation with Mr. Petrocelli, determines the salaries and bonuses of Michael T. Lamoretti and Michael J. Weinbaum, who are both Vice Presidents of the Company’s real estate operations, and Anthony J. Miceli, the Company’s Vice President and Chief Financial Officer.  Messrs. Lamoretti, Weinbaum and Miceli do not have written employment agreements with the Company.  In December 2009, the Committee approved bonuses for Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli payable in 2010.  Such bonuses were substantially consistent with the bonuses paid in prior years.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2010 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2010 Annual Meeting of Stockholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2010 Annual Meeting of Stockholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statement of the Company for the 2010 Annual Meeting of Stockholders under the caption “Certain Relationships, Related Transactions and Director Independence” and is incorporated herein by reference.  Also see “Related Party Transactions” in Item 7 and Note 12, “Transactions with Related Parties,” of Notes to Consolidated Financial Statements, contained elsewhere in this report.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the 2010 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included in this Form 10-K on the pages indicated:

		Index to Consolidated Financial Statements	Page

		Report of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP	24
		Consolidated Balance Sheets as of December 31, 2009 and 2008	25
		Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	26
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
		for the Years Ended December 31, 2009 and 2008	27
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	28
		Notes to Consolidated Financial Statements	29-45

	(2)	Consolidated Financial Statement Schedules.

		Schedules not included, as the Company is a smaller reporting company.

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1993).

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

	10.5
Form of Indemnity Agreement dated as of May 7, 1991, by and between the Company and A.F. Petrocelli, Arnold S. Penner and Howard M. Lorber (incorporated by reference to exhibit 10.5 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).

	10.6	Supplemental Retirement and Death Benefit Program, as amended and restated (incorporated by reference to exhibit 10.6 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).

	14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

*	21	Subsidiaries of the Company.

*	23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Dated:	March 23, 2010	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Dated:	March 23, 2010	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	March 23, 2010	By:	/s/ Michael T. Lamoretti
Michael T. Lamoretti
Vice President – Real Estate Operations
and Director

Dated:	March 23, 2010	By:	/s/ Howard M. Lorber
Howard M. Lorber
Director

Dated:	March 23, 2010	By:	/s/ Robert M. Mann
Robert M. Mann
Director

Dated:	March 23, 2010	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Secretary and
Director (Principal Financial Officer
and Principal Accounting Officer)

Dated:	March 23, 2010	By:	/s/ Arnold S. Penner
Arnold S. Penner
Director

Dated:	March 23, 2010	By:	/s/ Michael J. Weinbaum
Michael J. Weinbaum
Vice President – Real Estate Operations
and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying consolidated balance sheets of United Capital Corp. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company has reclassified the 2008 consolidated financial statements to reflect certain discontinued operations.

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP

Melville, New York
March 23, 2010

United Capital Corp. and Subsidiaries
Consolidated Balance sheets
(In thousands, except per share data)

As of December 31,	2009	2008
Assets
Current assets:
Cash and cash equivalents	$124,354	$138,142
Marketable securities	25,227	9,178
Notes and accounts receivable, net	7,225	7,427
Income taxes receivable	—	4,163
Inventories	4,450	5,624
Prepaid expenses and other current assets	2,066	1,732
Deferred income taxes	—	4,011
Total current assets	163,322	170,277
Property, plant and equipment, net	8,088	5,591
Real property held for rental, net	92,900	73,060
Investment in joint venture	4,664	5,440
Noncurrent notes receivable	9,687	1,058
Other assets	4,597	3,317
Noncurrent assets of discontinued operations	—	4,142
Total assets	$283,258	$262,885

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,080	$2,717
Accounts payable and accrued liabilities	10,134	10,036
Income taxes payable	4,658	3,629
Deferred income taxes	96	—
Total current liabilities	15,968	16,382

Long-term debt	32,915	30,146
Other long-term liabilities	14,817	18,076
Deferred income taxes	9,575	8,314
Total liabilities	73,275	72,918
Commitments and contingencies
Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares; issued and outstanding 9,081 and 8,483 shares, respectively	908	848
Retained earnings	207,029	197,056
Accumulated other comprehensive income (loss), net of tax	2,046	(7,937)
Total stockholders’ equity	209,983	189,967
Total liabilities and stockholders’ equity	$283,258	$262,885

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

For the years ended December 31,	2009	2008
Revenues:
Net sales	$23,031	$36,212
Revenues from real estate operations	37,067	36,189
Total revenues	60,098	72,401
Costs and expenses:
Cost of sales	17,641	28,530
Real estate operations:
Mortgage interest expense	2,117	2,115
Depreciation expense	4,188	3,614
Other operating expenses	19,359	17,409
General and administrative expenses	6,754	6,626
Selling expenses	3,152	4,071
Total costs and expenses	53,211	62,365
Operating income	6,887	10,036
Other income (expense):
Interest and dividend income	3,620	5,355
Other income and (expense), net	(48)	(22,096)
Total other income (expense)	3,572	(16,741)
Income (loss) from continuing operations before income taxes	10,459	(6,705)
Provision (benefit) for income taxes	4,241	(1,863)
Income (loss) from continuing operations	6,218	(4,842)
Discontinued operations:
Loss from discontinued operations, net of tax (benefit) of ($78) and ($80), respectively	(117)	(120)
Net (loss) gain on disposal of discontinued operations, net of tax (benefit) provision of ($276) and $4,385, respectively	(414)	6,578
(Loss) income from discontinued operations	(531)	6,458
Net income	$5,687	$1,616
Basic earnings per share:
Income (loss) from continuing operations	$.69	$(.58)
(Loss) income from discontinued operations	(.06)	.77
Net income per share	$.63	$.19
Diluted earnings per share:
Income (loss) from continuing operations	$.64	$(.58)
(Loss) income from discontinued operations	(.06)	.77
Net income per share assuming dilution	$.58	$.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)
(In thousands)

				Accumulated Other Comprehensive	Total	Comprehensive
	Common Stock Issued		Retained	Income (Loss),	Stockholders’	Income
Years ended December 31, 2009 and 2008	Shares	Amount	Earnings	Net of Tax	Equity	(Loss)

Balance – January 1, 2008	8,286	$829	$196,817	$963	$198,609
Purchase and retirement of common shares	(607)	(61)	(13,270)	—	(13,331)
Proceeds from the exercise of stock options	804	80	9,144	—	9,224
Tax benefit from employee stock options	—	—	2,749	—	2,749
Net income	—	—	1,616	—	1,616	$1,616
Other comprehensive loss, net of tax:
Change in net unrealized loss on available for sale securities, net of tax effect of $6,532	—	—	—	(12,131)	(12,131)	(12,131)
Reclassification adjustment for net loss realized in net income, net of tax effect of $3,494	—	—	—	6,489	6,489	6,489
Pension plan adjustments, net of tax effect of $1,754	—	—	—	(3,258)	(3,258)	(3,258)
Comprehensive loss						$(7,284)
Balance – December 31, 2008	8,483	848	197,056	(7,937)	189,967

Purchase and retirement of common shares	(162)	(16)	(3,079)	—	(3,095)
Proceeds from the exercise of stock options	760	76	5,268	—	5,344
Tax benefit from employee stock options	—	—	2,097	—	2,097
Net income	—	—	5,687	—	5,687	$5,687
Other comprehensive income, net of tax:
Change in net unrealized gain on available for sale securities, net of tax effect of $3,967	—	—	—	7,369	7,369	7,369
Reclassification adjustment for net loss realized in net income, net of tax effect of $36	—	—	—	68	68	68
Pension plan adjustments, net of tax effect of $1,371	—	—	—	2,546	2,546	2,546
Comprehensive income						$15,670
Balance – December 31, 2009	9,081	$908	$207,029	$2,046	$209,983

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

For the years ended December 31,	2009	2008
Cash flows from operating activities:
Net income	$5,687	$1,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,618	4,027
Loss (gain) on disposal of discontinued operations, net of tax	414	(6,578)
Litigation award from prior condemnation	—	(457)
Net loss on sale of available-for-sale securities	104	24,079
Net realized and unrealized gain on derivative instruments	(139)	(1,418)
Deferred income taxes	(6)	623
Accrued dividends receivable	(1,329)	—
Other, net	(160)	65
Changes in assets and liabilities:
Notes and accounts receivable, net	1,094	1,030
Inventories	1,174	(166)
Prepaid expenses and other current assets	193	55
Other assets	(387)	(1,674)
Accounts payable and accrued liabilities	(164)	(889)
Income taxes payable	5,468	(9,262)
Net cash provided by operating activities of continuing operations	16,567	11,051
Operating activities of discontinued operations	194	288
Net cash provided by operating activities	16,761	11,339

Cash flows from investing activities:
Purchase of available-for-sale securities	(4,088)	(27,242)
Proceeds/maturities from sale of available-for-sale securities	730	12,553
Proceeds from sale of real estate assets	3,258	12,500
Escrowed proceeds from sale of real estate assets	—	15,000
Net proceeds from litigation award from prior condemnation	—	457
Proceeds from sale of derivative instruments	134	1,433
Purchase of notes receivable	(9,428)	—
Acquisition of property, plant and equipment	(1,080)	(561)
Acquisition of/additions to real estate assets	(5,411)	(15,430)
Business acquisition, net of cash acquired	(17,081)	—
Distributions from joint venture	776	777
Other, net	44	22
Net cash used in investing activities of continuing operations	(32,146)	(491)
Investing activities of discontinued operations	—	122
Net cash used in investing activities	(32,146)	(369)

Cash flows from financing activities:
Proceeds from mortgage obligations	—	500
Principal payments on mortgage obligations	(2,749)	(973)
Purchase and retirement of common stock	(3,095)	(13,331)
Proceeds from the exercise of stock options	5,344	9,224
Tax benefit from exercise of employee stock options	2,097	2,749
Net cash provided by (used in) financing activities	1,597	(1,831)
Net (decrease) increase in cash and cash equivalents	(13,788)	9,139
Cash and cash equivalents, beginning of year	138,142	129,003
Cash and cash equivalents, end of year	$124,354	$138,142

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,049	$2,112
Taxes	$1,321	$3,880

Non-cash investing and financing activities:
Mortgage obligation assumed in connection with acquisition of real property held for rental (see Note 8)	$3,881	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(In thousands, except per share data)

1.Nature of Business and Summary of Significant Accounting Policies

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

During the current year, the Company eliminated the one-month lag in reporting the results of its hotel operating segment.  The effect of eliminating the lag period did not have a material effect on the Company’s results of operations and, therefore, prior periods have not been retrospectively adjusted.

Revenue Recognition and Accounts Receivable – Real Estate Investment and Management

The Company leases substantially all of its properties to tenants under net leases which are accounted for as operating leases.  Under this type of lease, the tenant is obligated to pay all operating costs of the property including real estate taxes, insurance, and repairs and maintenance.  Revenue is recognized as earned and deemed collectible.  The effect of stepped-rent increases on significant leases are recorded, net of allowances, on a straight-line basis.  Gains on sales of real estate assets and equity investments are recorded when the gain recognition criteria under generally accepted accounting principles in the United States of America have been met.

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

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  The Company makes estimates of the uncollectibility of its accounts receivable related to base rents, tenant escalations, expense reimbursements, and other revenues.  The Company analyzes accounts receivable, historical bad debt levels, customer credit worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Revenue Recognition and Accounts Receivable – Hotel Operations

Revenues from the Company’s hotel operations are generally recognized when earned.  Hotel revenues primarily represent room rental and food and beverage sales and are recognized at the time of the hotel stay or sale of restaurant services.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  The Company determines the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts which include the length of time the receivables are past due, the financial health of the customer, and historical experience.

Revenue Recognition and Accounts Receivable – Engineered Products

In general, sales are recorded when products are shipped, title has passed, and collection is reasonably assured.  Management believes that adequate controls are in place to ensure compliance with contractual product specifications, a substantial history of such performance has been established, and historical returns and allowances have not been significant.  If actual sales returns and allowances exceed historical amounts, the Company’s sales would be adversely affected.

Accounts receivable are recorded at the outstanding amounts, net of allowances for doubtful accounts.  Estimates are used in determining the Company’s allowance for doubtful accounts based on historical collections experience, current economic trends, and a percentage of its accounts receivable by aging category.  In determining these percentages, the Company looks at historical write-offs of its receivables.  The Company also looks at the credit quality of its customer base as well as changes in its credit policies.  The Company continuously monitors collections and payments from its customers.  While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Cash and Cash Equivalents

Cash equivalents of $137 and $133 at December 31, 2009 and 2008, respectively, consisted of certificates of deposit.  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2009 and 2008, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Income.

Notes and Accounts Receivable, Net

Notes and accounts receivable, net consist of the following:

December 31,	2009	2008
Manufacturing receivables	$4,829	$5,357
Rental receivables	1,190	1,390
Hotel receivables	628	398
Other receivables	271	689
Current portion of notes receivable	798	43
Total	7,716	7,877
Less: Allowance for doubtful accounts	491	450
	$7,225	$7,427

Inventories

Inventories are stated at the lower of cost or market and include material, labor, and manufacturing overhead.  The first-in, first-out (FIFO) method is used to determine the cost of inventories.  Inventories consist of the following:

December 31,	2009	2008
Raw materials	$1,817	$2,607
Work in process	529	458
Finished goods	2,104	2,559
	$4,450	$5,624

Depreciation and Amortization

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
Buildings	19 to 39 years
Building renovations and improvements	5 to 39 years
Equipment and fixtures	5 to 15 years
Property, plant and equipment:
Buildings and improvements	18 to 39 years
Furniture, fixtures and equipment	3 to 15 years
Intangible assets with definite lives:
Patents and trademarks	5 to 20 years

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

Pension Plan

Pension plans can be a significant cost of doing business, but represent obligations that will ultimately be settled far in the future and, therefore, are subject to estimates.  Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made by the Company.  The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at net periodic pension income or expense for the year.  These assumptions are used in actuarial calculations to estimate net periodic pension costs as well as pension assets or liabilities included in the Company’s Consolidated Financial Statements.  While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension costs and obligations.

Research and Development

The Company expenses research, development and product engineering costs as incurred.  Approximately $18 and $58 of such costs were incurred by the Company in 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping and handling costs billed to a customer are included in net sales and the related costs are included in cost of sales or selling expenses.  For the years ended December 31, 2009 and 2008, shipping and handling costs included in selling expenses were $286 and $470, respectively.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in both common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  At December 31, 2008, the fair value of such derivatives was ($5), which is recorded as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheet.  These instruments do not qualify for hedge accounting, and therefore changes in the derivatives’ fair value are recognized in earnings.  The Company recognized $139 and $1,418 in net realized and unrealized gains on derivative instruments for the years ended December 31, 2009 and 2008, respectively, which are included in other income and (expense), net in the Consolidated Statements of Income.  The Company held no such derivatives at December 31, 2009.

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

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to establish the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC.  The Codification does not change current generally accepted accounting principles (“GAAP”), but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  As the Codification is not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB modified its guidance to remove the requirement to disclose the date through which subsequent events were evaluated.  The Company has adopted the provisions of this guidance, as modified, and the adoption has not had a material impact on the Company’s financial condition, results of operations or disclosures.

In December 2008, the FASB issued authoritative guidance that requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  This guidance, which only provides for enhanced annual disclosures and does not require additional interim disclosures, was effective for the Company’s current fiscal year ending December 31, 2009.  The Company adopted the provisions of this guidance which only requires additional disclosures and, therefore, did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued authoritative guidance to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments and requiring the disclosure of fair value of certain financial instruments in interim financial statements.  The guidance highlights and expands the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The guidance also changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  In addition, the guidance increases the frequency of fair value disclosures from annual, to quarterly.  This guidance became effective for the Company in the quarter ended June 30, 2009 and did not have a material impact on its financial condition or results of operations.

2.Business Acquisition

In July 2009, the Company purchased a non-performing mortgage note encumbering a hotel located in Miami, Florida (the “Miami Hotel”).  The Company took title to the Miami Hotel in mid-August and has undertaken operation of the hotel.  The Company anticipates investing up to $10,000 in renovations and improvements to this property during its first year of ownership. The purchase price, which approximates fair value and includes certain assumed liabilities, was allocated as follows:

Real property	$13,684
Furniture, fixtures and equipment	3,000
Current assets	763
Current liabilities assumed	(366)
Cash paid for business acquisition, net of cash acquired	$17,081

Included in the Consolidated Statement of Income for the year ended December 31, 2009, are revenues of $3,443 and an operating loss of ($611) from the operations of the Miami Hotel since the date of the acquisition.

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

For the years ended December 31,	2009	2008
Total revenues	$67,113	$87,247
Net income	$4,723	$685

3.Real Estate

The Company is the lessor of real estate under operating leases which expire in various years through 2078.  The following is a summary of real property held for rental:

December 31,	2009	2008
Land	$16,341	$15,200
Buildings	129,081	111,013
Building renovations and improvements	14,407	11,067
Equipment and fixtures	4,043	3,616
	163,872	140,896
Less: Accumulated depreciation	70,972	67,836
	$92,900	$73,060

As of December 31, 2009, total minimum future rentals to be received under noncancelable leases for each of the next five years and thereafter are as follows:

Years ending December 31,	2010	2011	2012	2013	2014	There- after	Total
Minimum future rentals	$18,411	$12,644	$10,809	$8,996	$7,617	$49,141	$107,618

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees’ sales.  Percentage rents included in net income from real properties held for rental for 2009 and 2008 were approximately $156 and $186, respectively.

Property Acquisitions

During 2009, the Company purchased a commercial property located in New Jersey for approximately $5,500, including the assumption of an underlying mortgage of $3,881 (see Note 8).  The total cost of acquisition, less the assumption of the mortgage is reflected in acquisition of /additions to real estate assets in the Consolidated Statements of Cash Flows.

During 2008, the Company purchased two shopping centers and retail outlets located in Michigan for approximately $13,600.  These properties were purchased using proceeds from a 2007 property sale which were held in escrow in connection with a Section 1031 tax-deferred exchange.  In addition, the Company purchased a commercial property located in Connecticut for approximately $700 which was partially financed by a $500 mortgage (see Note 8).

Property Sales

During 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $3,258 resulting in a net loss of ($414), on a net of tax basis.

During 2008, the Company divested itself of one of its shopping centers and retail outlets which had a net book value of $1,537 from its real estate investment and management segment.  The aggregate proceeds from this transaction were $12,500 resulting in a gain of $6,578, on a net of tax basis.

The results of operations of properties sold have been reclassified to discontinued operations, on a net of tax basis, for each of the years presented.  In addition, the assets and liabilities associated with those properties sold in 2009 have been reclassified to discontinued operations in the Consolidated Balance Sheet at December 31, 2008.  These amounts primarily consist of real property, net of accumulated depreciation.

Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

For the years ended December 31,	2009	2008
Revenues from real estate operations	$165	$730
Depreciation expense	194	288
Other operating expenses	166	642
Operating loss	$(195)	$(200)

Properties Held for Sale

As of December 31, 2009, there were no properties considered by the Company to be held for sale.

4.Property, Plant and Equipment

Property, plant and equipment, including furniture, fixtures and equipment related to the Company’s hotel operations segment, consists of the following:

December 31,	2009	2008
Land	$28	$28
Buildings and improvements	1,428	1,428
Furniture, fixtures and equipment	23,225	19,145
	24,681	20,601
Less: Accumulated depreciation	16,593	15,010
	$8,088	$5,591

5.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
December 31, 2009:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Equity securities	$21,860	$4,239	$(1,128)	$24,971
Bonds	220	41	(5)	256
	$22,080	$4,280	$(1,133)	$25,227

December 31, 2008:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Equity securities	$16,440	$1,050	$(9,184)	$8,306
Bonds	1,031	4	(163)	872
	$17,471	$1,054	$(9,347)	$9,178

The following table shows the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Equity Securities	$3,174	$(801)	$2,241	$(327)	$5,415	$(1,128)
Bonds	6	(2)	47	(3)	53	(5)
	$3,180	$(803)	$2,288	$(330)	$5,468	$(1,133)
December 31, 2008:
Equity securities	$3,643	$(7,804)	$1,120	$(1,380)	$4,763	$(9,184)
Bonds	684	(143)	29	(20)	713	(163)
	$4,327	$(7,947)	$1,149	$(1,400)	$5,476	$(9,347)

The Company continuously reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at December 31, 2009 are other-then-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds/maturities from the sale of available-for-sale securities as well as the gains and losses recognized in earnings on available for-sale-securities included in the determination of net income are as follows:

For the years ended December 31,	2009	2008
Proceeds/maturities	$730	$12,553
Gains recognized in earnings	$—	$106
Losses recognized in earnings	$(104)	$(24,185)

6.Investment in Joint Venture

The Company has a 50% interest in a limited partnership whose principal assets are two distribution centers leased to Kmart Corporation (“Kmart”), which are accounted for as leveraged leases (see Note 12).

The following represents the components of the net investment in the leveraged leases:

December 31,	2009	2008
Rents receivable	$49,352	$53,381
Residual values	10,000	10,000
Nonrecourse debt service	(38,840)	(42,093)
Unearned income	(15,848)	(15,848)
	4,664	5,440
Less: Deferred taxes arising from leveraged leases	5,108	5,504
	$(444)	$(64)

Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $776 in cash distributions from this investment, it did not recognize any income during the year ended December 31, 2009.  The Company’s share of income arising from this investment was $92 for the year ended December 31, 2008, which is included in revenues from real estate operations in the Consolidated Statements of Income.

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

December 31,	2009	2008
Accounts payable	$4,384	$3,932
Accrued wages and benefits	1,983	1,817
Tenant security deposits	1,031	1,042
Other accrued expenses	2,736	3,245
	$10,134	$10,036

8.Long-term Debt

Long-term debt consists of the following:

December 31,	2009	2008
Mortgages on real property	$33,995	$32,863
Less: Current maturities	1,080	2,717
	$32,915	$30,146

Mortgages bear interest at rates ranging from 5.7% to 8% per annum and are collateralized by the related real property which had a net carrying value at December 31, 2009 of $31,068, exclusive of hotel furniture, fixtures and equipment.  Such amounts are scheduled to mature at various dates from February 2010 through January 2018.

In connection with the purchase of a commercial property during 2009 (see Note 3), the Company assumed a mortgage in the amount of $3,881 which bears interest at 5.7% per annum, is payable monthly based on a 30-year amortization and matures in November 2016.

The commercial property purchased in July 2008 (see Note 3), was partially financed by a $500 mortgage which bears interest at 6.73% per annum, is payable monthly based on a 25-year amortization and matures in July 2013.

The approximate aggregate maturities of these obligations at December 31, 2009 are as follows:

Years ending December 31,	2010	2011	2012	2013	2014	There- after	Total
Aggregate maturities	$1,080	$1,086	$1,159	$1,690	$1,315	$27,665	$33,995

9.Fair Value Measurements

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.
Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:  Unobservable inputs reflecting the reporting entity’s own assumptions.

The guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs.  An asset or liability’s classification is based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by classification within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Marketable Securities	$25,227	$23,033	$2,194	$—

December 31, 2008:
Marketable securities	$9,178	$9,144	$34	$—
Derivative financial instruments	$(5)	$(5)	$—	$—

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short maturity of such items. The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
December 31,	Amount	Value	Amount	Value
Notes receivable	$10,485	$11,452	$1,101	$1,169
Long-term debt, including current portion	$33,995	$30,847	$32,863	$29,435

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

10.Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the years ended December 31, 2009 and 2008, the Company purchased and retired 162 and 607 shares of common stock for an aggregated purchase price of $3,095 and $13,331, respectively.

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

At December 31, 2009, there were options to purchase 378 and 2,807 shares outstanding under the Joint Plan and Incentive Plan, respectively.  At December 31, 2008, there were options to purchase 1,138 and 2,807 shares outstanding under the Joint Plan and Incentive Plan, respectively.

Outstanding stock options as of December 31, 2009, and changes during the year then ended, are summarized below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,945	$11.99
Exercised	(760)	$7.03
Outstanding and exercisable at December 31, 2009	3,185	$13.18	2.0 years	$33,893

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 represents the difference between the Company’s closing stock price at the end of the year ($23.82) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $11,514 and $17,549, respectively, based on the market price on the date of exercise.

11.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

For the years ended December 31,	2009	2008
Numerator:
Income (loss) from continuing operations	$6,218	$(4,842)
Denominator:
Basic - weighted-average shares outstanding	8,990	8,418
Dilutive effect of employee stock options	801	—
Diluted - weighted-average shares outstanding	9,791	8,418
Basic earnings (loss) per share - continuing operations	$.69	$(.58)
Diluted earnings (loss) per share - continuing operations	$.64	$(.58)

Potentially dilutive securities, related to outstanding options to purchase 740 shares of the Company’s common stock for the year-ended December 31, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

As a result of the loss from continuing operations in 2008, 1,301 incremental shares, related to outstanding employee stock options calculated under the treasury stock method, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive.

12.Transactions with Related Parties

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction (see Note 6).  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in both 2009 and 2008.

During July 2009, the Company purchased a $5.0 million participation in a note secured by a warehouse located in New York of which Mrs. Petrocelli holds a 20% interest.  The participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  The participants also received a commitment fee of 1% in connection with the note.

Hallman & Lorber Associates, Inc. (“H&L”) provided pension plan services to the Company during its last fiscal year.  The amount paid by the Company to H&L in 2009 was $42.  The Company anticipates it will continue such relationship in this fiscal year.  Mr. Lorber, a Director of the Company and Chairman of the Company’s Compensation and Stock Option and Audit Committees, is a consultant to H&L.

13.Income Taxes

In accordance with the authoritative guidance, deferred income taxes are determined on the liability method.  Deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements using enacted tax rates.  Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits are more likely than not.

The components of the net deferred tax liability are as follows:

December 31,	2009	2008
Realization allowances related to accounts receivable and inventories	$304	$378
Net unrealized (gain) loss on available-for-sale securities	(1,065)	2,903
Basis differences relating to real property	(6,036)	(5,976)
Accrued expenses, deductible when paid	4,095	4,384
Deferred profit	(391)	(430)
Basis differences relating to business acquisitions	(223)	(223)
Leveraged lease	(5,108)	(5,504)
Property, plant and equipment	(796)	(731)
Pensions	(374)	997
Stock-based compensation	267	267
Other, net	(344)	(368)
Net deferred tax liability	(9,671)	(4,303)
Less: Current portion – (liability) asset	(96)	4,011
Noncurrent portion	$(9,575)	$(8,314)

The income tax provision (benefit) from continuing operations reflected in the Consolidated Statements of Income is as follows:

For the years ended December 31,	2009	2008
Current:
Federal	$1,647	$(6,378)
State	434	1,234
Deferred	2,160	3,281
	$4,241	$(1,863)

A reconciliation of the tax provision (benefit) from continuing operations computed at statutory rates to the amounts shown in the Consolidated Statements of Income are as follows:

For the years ended December 31,	2009	2008
Computed federal income tax provision (benefit) at statutory rates	$3,556	$(2,280)
State tax, net of federal tax effect	340	822
Other, net	345	(405)
	$4,241	$(1,863)

As of December 31, 2009 and 2008, the Company had a total of $4,692 and $4,685 of gross unrecognized tax benefits, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance, beginning of year	$4,685	$4,700
Additions based on tax positions in prior year	312	—
Additions based on tax positions related to the current year	540	512
Lapse of statute of limitations	(845)	(527)
Balance, end of year	$4,692	$4,685

Substantially the entire amount, if recognized, would favorably effect the Company’s effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax positions as a component of income tax expense.  As of December 31, 2009 and 2008, the Company had approximately $2,519 and $2,471 of accrued interest and penalties related to uncertain tax positions, respectively.  During the years ended December 31, 2009 and 2008, the Company recognized $48 and $203 of interest and penalties within income tax expense, respectively.

The Company is subject to U.S. federal income tax, as well as income tax in multiple states.  The Company is currently under audit by the U.S. Internal Revenue Service for the year ended December 31, 2008.  For all major taxing jurisdictions, the tax years 2006 through 2008 remain open to examination.  As of December 31, 2009, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

14.Other Income and Expense, Net

The components of other income and expense, net in the Consolidated Statements of Income are as follows:

For the years ended December 31,	2009	2008
Net loss on the sale of available-for-sale securities	$(104)	$(24,079)
Net realized and unrealized gain on derivative instruments	139	1,418
Litigation award from prior condemnation	—	457
Other, net	(83)	108
	$(48)	$(22,096)

15.Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009 ceasing the accrual of further benefits.

Changes in benefit obligation, plan assets and funded (unfunded) status of the plan are as follows:

December 31,	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$9,833	$9,416
Service cost	228	290
Interest cost	758	723
Actuarial (gain) loss	(99)	161
Curtailment gain	(1,062)	—
Benefits paid	(707)	(757)
Benefit obligation, end of year	8,951	9,833
Change in plan assets:
Fair value of plan assets, beginning of year	6,985	10,299
Actual return on plan assets	3,591	(4,057)
Contributions	150	1,500
Benefits paid	(707)	(757)
Fair value of plan assets, end of year	10,019	6,985
Funded (unfunded) status	$1,068	$(2,848)

The funded status at December 31, 2009 is included in other assets while the unfunded status at December 31, 2008 is included in other long-term liabilities in the Consolidated Balance Sheets.  At December 31, 2009 and 2008, the accumulated benefit obligation was $8,951 and $9,605, respectively.

Amounts recognized in accumulated other comprehensive income (loss), before income taxes, consist of the following:

December 31,	2008
Unrecognized net actuarial gain	$438
Unrecognized net loss	(4,355)
$(3,917)

Net periodic pension expense consists of the following:

For the years ended December 31,	2009	2008
Service cost	$(228)	$(290)
Interest cost	(758)	(723)
Expected return on plan assets	531	794
Plan curtailment	549	—
Amortization of net loss	(245)	—
Net periodic pension expense	$(151)	$(219)

In determining the projected benefit obligation and net periodic pension expense, the weighted-average assumed discount rate and expected long-term rate of return on plan assets was 8%, while the rate of expected increases in future compensation was 3.5%, in all periods presented.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2009 pension expense by $66.

The expected long-term rate of return on plan assets is determined by considering historical rates of return, the current return trends, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The allocations of plan assets by category are as follows:

December 31,	2009	2008
Equity securities	49.1%	39.5%
Debt securities	48.7	50.9
U.S. government securities	—	0.8
Cash and other investments	2.2	8.8
	100.0%	100.0%

The Company’s pension plan assets are managed by the plan’s trustees.  The Company’s investment strategy with respect to pension assets is to maximize return while protecting principal.  The plan’s trustees have the flexibility to adjust the asset allocations and move funds to the asset class that offers the most opportunity for investment returns.  The following table presents the fair value of plan assets by classification within the fair value hierarchy (as defined in Note 9) as of December 31, 2009:
	Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$4,924	$4,917	$7	$—
Debt securities	4,877	4,877	—	—
Cash and other investments	218	218	—	—
	$10,019	$10,012	$7	$—

During 2009, the Company contributed $150 to the pension plan and made an additional contribution of approximately $650 during the first quarter of 2010.

Benefit payments are expected to be paid from the plan for the periods indicated as follows:

Years ending December 31,	2010	2011	2012	2013	2014	2015-2019
Expected benefit payments	$963	$962	$942	$916	$918	$4,123

16.Business Segments

The Company operates through three business segments:  real estate investment and management, hotel operations and engineered products.  The real estate investment and management segment is engaged in the business of investing in and managing real estate properties which are located throughout the United States.  The hotel operations segment currently owns and operates four hotels located in the United States.  Engineered products are manufactured through wholly-owned subsidiaries of the Company and primarily consist of knitted wire products and components and transformer products sold worldwide.

Operating results of the Company’s business segments are as follows:

For the years ended December 31,	2009	2008
Net revenues and sales:
Real estate investment and management	$19,814	$19,872
Hotel operations	17,253	16,317
Engineered products	23,031	36,212
	$60,098	$72,401

Operating income (loss):
Real estate investment and management	$12,080	$12,031
Hotel operations	(677)	1,020
Engineered products	(653)	264
General corporate expenses	(3,863)	(3,279)
	6,887	10,036
Other income (expense), net	3,572	(16,741)
Income (loss) from continuing operations before income taxes	$10,459	$(6,705)

For the years ended December 31,	2009	2008
Depreciation and amortization expense:
Real estate investment and management	$2,295	$2,183
Hotel operations	1,893	1,431
Engineered products	240	309
General corporate expenses	190	104
	$4,618	$4,027
Mortgage interest expense:
Real estate investment and management	$195	$241
Hotel operations	1,922	1,874
	$2,117	$2,115

Sales by the Company’s engineered products segment to automobile original equipment manufacturers and their first tier suppliers accounted for approximately 16.6% and 20.7% of 2009 and 2008 consolidated revenues, respectively.  Sales by the engineered products segment to General Motors, its largest customer, accounted for 10.8% of the segment’s sales for each of the years ended December 31, 2009 and 2008.

Approximately 17.8% and 13.3%, respectively, of 2009 and 2008 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company’s business segments is as follows:

December 31,	2009	2008
Identifiable assets:
Real estate investment and management and corporate assets	$223,308	$220,222
Hotel operations	49,558	30,586
Engineered products	10,392	12,077
	$283,258	$262,885
Additions to long-lived assets:
Real estate investment and management and corporate assets	$2,848	$14,771
Hotel operations	20,258	962
Engineered products	69	136
	$23,175	$15,869

Long-lived asset additions to the real estate investment and management segment in 2009 are net of the $3,881 mortgage assumed in connection with the acquisition of a commercial property (see Note 3).

17. Lease Obligations

At December 31, 2009, the Company was obligated under various noncancelable operating leases which expire on various dates through 2040.  These leases include certain facilities and equipment of the engineered products segment, as well as land leases of the real estate investment and management segment.  Certain leases contain renewal options and/or increased rental amounts.  The future minimum rental commitments under operating leases are as follows:

Years ending December 31,	2010	2011	2012	2013	2014	There- after	Total
Minimum rental commitments	$ 447	$ 165	$ 146	$ 137	$ 103	$1,730	$2,728

Rental expense under operating leases was $620 and $639 for 2009 and 2008, respectively.

18.Commitments and Contingencies

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

Environmental studies at the second facility indicate that remediation may be necessary.  Based upon the facts presently available, management’s assessment, based on estimates from environmental contractors, is that under the most probable remediation scenario, the estimated cost to remediate this site is anticipated to require $2,300 in initial costs, including capital equipment expenditures, and $258 in annual operating and maintenance costs over a 10 year period.  These estimated costs of future expenses for environmental remediation obligations are not discounted to their present value.  The Company may revise such estimates in the future due to the uncertainty regarding the nature, timing, and extent of any remediation efforts that may be required at this site, should an appropriate regulatory agency deem such efforts to be necessary.

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company has approximately $8,800 and $9,300 recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2009 and 2008, respectively, to cover such matters.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (the “Officer”) which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation and Stock Option Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Officer a lump sum severance payment equal to three years salary and purchase outstanding options.  The employment agreement contains non-competition, non-solicitation, and confidentiality provisions which apply for one-year after cessation of employment and also provides for successive one-year terms unless either the Company or the Officer gives the other written notice that the employment agreement is terminated and also provides a death benefit which the Company secures through an insurance policy.

The Company is subject to various other litigation, legal, regulatory, and tax matters that arise in the ordinary course of business activities.  When management believes it is probable that liabilities have been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations or financial position in any given period.