Form 10-K/A
period 2009-12-31
UNITED CAPITAL CORP /DE/
filed 2010-04-30
CIK 65358

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

The aggregate market value of the shares of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 was approximately $34,633,000.

The number of shares of the registrant’s $.10 par value common stock outstanding as of April 28, 2010 was 9,056,377.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 28, 2010, the executive officers and directors of United Capital Corp. (“we,” “our” or the “Company”) are as follows:

Name	Principal Occupation	Age

A.F. Petrocelli	Chairman of the Board, President and Chief Executive Officer	66

Michael T. Lamoretti	Vice President – Real Estate Operations	42

Howard M. Lorber *	President and Chief Executive Officer of Vector Group Ltd.	61

Robert M. Mann *	Private Investor	68

Anthony J. Miceli	Vice President, Chief Financial Officer and Secretary	47

Arnold S. Penner *	Self-employed real estate investor and broker	73

Michael J. Weinbaum	Vice President – Real Estate Operations	43
_______________

*
Independent Director under rules established by the NYSE Amex.  The Company is a “Controlled” company under such rules in that Mr. Petrocelli owns more than 50% of the outstanding Common Stock of the Company.

A.F. PETROCELLI, has been Chairman of the Board and Chief Executive Officer of the Company since December, 1987, President of the Company since June, 1991 and from June, 1983 to March, 1989 and a Director of the Company since June, 1981.  Mr. Petrocelli is also a director of Nathan’s Famous, Inc. (“Nathan’s”), a chain of fast food restaurants.  Mr. Petrocelli was nominated to the Board because of his exceptional day-to-day leadership as our Chief Executive Officer and extensive knowledge of our operations and industries.

MICHAEL T. LAMORETTI, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Lamoretti is a son-in-law of Mr. Petrocelli.  Mr. Lamoretti is a member of the Real Estate Board of New York, the International Council of Shopping Centers and a member of the board of the Great Neck Plaza Management Council.  Mr. Lamoretti was nominated to the Board because of his breadth of knowledge about real estate matters, as well as the Company’s businesses and operations and his extensive contacts and relationships in the community.

HOWARD M. LORBER, has been a Director of the Company since 1991.  In addition, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006.  Previously, Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until December 2005 and has served as a director of Vector Group Ltd. since January 2001.  From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a Director.  Mr. Lorber was Chairman of the Board of Hallman & Lorber Associates, Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the Financial Industry Regulatory Authority, from 1984 to 2009; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s; and Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. from May 2001 to July 2006 and Vice Chairman since July 2006.  Mr. Lorber was also a director of SP Acquisition Holdings, Inc., a blank check company, from June 2007 to October 2009.  He is also a trustee of Long Island University.  Mr. Lorber was nominated to the Board because of his experience as a real estate investor and expertise as an executive officer and a director at numerous companies which qualifies him as a “financial expert” under the Securities and Exchange Commission’s rules and regulations.

ROBERT M. MANN, has been a Director of the Company since June 2001.  Mr. Mann has been a private investor for more than five years.  Mr. Mann was nominated to the Board because of his executive management expertise which adds significant value and diversity to our board.  Also, he is a prominent businessman in the New York area and has many contacts to generate new business.

ANTHONY J. MICELI, has been a Director, a Vice President and Chief Financial Officer of the Company since June, 1996 and prior thereto was the Corporate Controller of the Company for more than eight years.  Mr. Miceli is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and New Jersey Society of Certified Public Accountants.  Mr. Miceli was nominated to the Board because of his expertise in accounting, financial reporting, internal controls, corporate governance, risk management, and regulatory compliance, as well as his vast business and day-to-day operational knowledge.

ARNOLD S. PENNER, has been a Director of the Company since 1989 and has worked for more than the past five years as a private real estate investor and as a self-employed real estate broker in New York.  Mr. Penner was nominated to the Board because of his past extensive business background and his expertise in the real estate industry.

MICHAEL J. WEINBAUM, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Weinbaum is a son-in-law of Mr. Petrocelli.  Mr. Weinbaum is a member of the International Council of Shopping Centers.  Mr. Weinbaum was nominated to the Board because of his breadth of knowledge about real estate matters, as well as the Company’s businesses and operations and his extensive contacts and relationships in the community.

CORPORATE GOVERNANCE

The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.  The Company regularly monitors developments in the area of corporate governance.  In July 2002, Congress passed the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements.  In addition, the NYSE Amex has instituted corporate governance and listing requirements.

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

The bonus paid to Mr. Petrocelli, is based on, among other things, the Company’s prior year performance and the Company’s total revenue for the previous year.  At the Company’s 2009 annual meeting of stockholders, the stockholders approved a proposal which provided that in any year that the total revenues of the Company exceed $50 million, the Chief Executive Officer would be entitled to receive a bonus.  Since the Company’s revenues exceeded $50 million for the year ended December 31, 2009, Mr. Petrocelli received a bonus.

Mr. Petrocelli’s Employment Agreement contains non-competition, non-solicitation, and confidentiality provisions which apply for one-year after cessation of employment.  In the event of a change of control of the Company, as defined in the Employment Agreement, we will pay Mr. Petrocelli a lump sum severance payment equal to three years salary and purchase outstanding options owned by Mr. Petrocelli.  The Employment Agreement provides for successive one-year terms, unless either we or Mr. Petrocelli gives the other written notice that the Employment Agreement is terminated, and also provides a death benefit which the Company secures through an insurance policy.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the Chief Executive Officer (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation’s fiscal year.  The $1 million compensation deduction limitation does not apply to “performance-based compensation.”  The Company believes that the bonus received by Mr. Petrocelli in 2010 for services rendered during 2009 is “performance-based” since the Company’s revenues exceeded $50 million for the year ended December 31, 2009, which is the performance criterion the Company is required to achieve in order for the Chief Executive Officer to be eligible to receive a bonus, as approved by the Company’s stockholders at the Company’s 2009 Annual Meeting of Stockholders.  In addition, the Company believes that any compensation received by executive officers in connection with the exercise of options granted under the Incentive and Non-Qualified Stock Option Plan (the “Plan”) or the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the “Joint Plan”) qualifies as “performance-based compensation.”

Termination or Change in Control

The only NEO that the Company has an employment contract with is Mr. Petrocelli.  In the event of a change of control of the Company, as defined in the Employment Agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary at his current rate and purchase outstanding options owned by Mr. Petrocelli.  The aggregate intrinsic value of the outstanding options owned by Mr. Petrocelli as of December 31, 2009 was $25,399,000, which represents the difference between the Company’s closing stock price on such date ($23.82) and the exercise price of each option, multiplied by the number of “in-the-money” options.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation, including costs paid by the Company related to certain perquisites, to the NEOs with respect to the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total (2)

A.F. Petrocelli	2009	$ 800,000	$ 800,000	$ 72,878	$1,672,878
Chairman of the Board, President and Chief Executive Officer	2008	800,000	750,000	84,124	1,634,124

Michael T. Lamoretti	2009	250,000	140,000	56,884	446,884
Vice President – Real Estate Operations	2008	250,000	140,000	61,481	451,481

Anthony J. Miceli	2009	275,000	150,000	19,043	444,043
Vice President and Chief Financial Officer	2008	275,000	140,000	18,187	433,187

Michael J. Weinbaum	2009	250,000	140,000	72,772	462,772
Vice President – Real Estate Operations	2008	250,000	140,000	41,825	431,825
_______________

(1)
This column includes the total amount of all perquisites paid by the Company during 2009 and 2008 for our NEOs.  These amounts include the following (individually greater than $25,000 or 10% of the total amount of the perquisites received):  (1) total automobile related payments made by the Company of $29,812, $15,001, $16,519, and $13,040 in 2009 and $43,214, $17,455, $16,519, and $16,305 in 2008 for Messrs. Petrocelli, Lamoretti, Miceli, and Weinbaum, respectively; and (2) club membership dues of $43,066, $36,034, and $53,883 in 2009 and $40,910, $39,889, and $21,383 in 2008 for Messrs. Petrocelli, Lamoretti, and Weinbaum, respectively.  In addition, the Company has a proportionate interest in a corporate aircraft that is available for use by the executive officers of the Company.  The total cost of the proportionate interest in the corporate aircraft was approximately $498,000 and $417,000 during 2009 and 2008, respectively.

(2)	The values in this table were determined using the aggregate incremental cost to the Company and could differ substantially from those used for income tax purposes.

Grant of Equity Awards

The Company did not grant any stock options in the fiscal year ended December 31, 2009 to any employees, including the NEOs.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding the outstanding options that have been granted to our NEOs under each of the Plan and the Joint Plan, but remain unexercised or unvested as of December 31, 2009.

Option Awards
	Number of Securities Underlying		Option	Option
	Unexercised Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

A.F. Petrocelli	600,000 600,000 600,000 454,000	— — — —	$ 6.53 11.93 12.20 21.80	6/07/2010 6/12/2011 6/11/2012 6/10/2013

Michael T. Lamoretti	66,000 66,000 68,000	— — —	$11.93 12.20 21.80	6/12/2011 6/11/2012 6/10/2013

Anthony J. Miceli	66,000 66,000 68,000	— — —	$11.93 12.20 21.80	6/12/2011 6/11/2012 6/10/2013

Michael J. Weinbaum	20,000 66,000 66,000 68,000	— — — —	$ 6.53 11.93 12.20 21.80	6/07/2010 6/12/2011 6/11/2012 6/10/2013

Retirement Benefits

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covers substantially all full-time employees including the NEOs of the Company.  The Company contributed $150,000 and $1,500,000 to the Pension Plan for the years ended December 31, 2009 and 2008, respectively.  The Company contributed $650,000 to the Plan during the first quarter of 2010.  Subject to compensation limitations under the Employee Retirement Security Act of 1974 which were $245,000 in 2009, benefits are computed as follows:  For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 ½ %) of annual compensation in excess of $25,000.  The Pension Plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009 ceasing the accrual of further benefits.  The estimated credited years of service for Mr. Petrocelli, Mr. Lamoretti, Mr. Miceli, and Mr. Weinbaum are 31 years, 18 years, 21 years, and 18 years, respectfully.  As of December 31, 2009, each of our NEOs are fully-vested in the Pension Plan with present value of accumulated benefits for Mr. Petrocelli, Mr. Lamoretti, Mr. Miceli, and Mr. Weinbaum in the amount of approximately $1,256,000, $35,000, $67,000, and $38,000, respectively.

The Company also has a Supplemental Retirement and Death Benefit Program (the “Supplemental Program”) which was terminated over ten years ago.  All participants at that time retained their benefits under the plan.  Messrs. Petrocelli and Miceli are included in this group.  As of December 31, 2009, the net present value of Mr. Petrocelli’s and Mr. Miceli’s benefits under the Supplemental Program were approximately $134,000 and $49,000, respectively.  Under the Supplemental Program, participants, upon death or retirement at the age of 55 or later, receive a supplemental benefit, as defined, in equal quarterly installments over a ten year period, as stated in the plan.  Retirement benefits are proportionally reduced for early retirement prior to age of 65.

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

Director Compensation

Directors of the Company who are not employees of the Company are entitled to receive compensation for serving as directors in the amount of $6,000 per annum and $500 per Board meeting and committee meeting attended.  The following table reflects all compensation earned and paid to the non-employee directors of the Company during the 2009 calendar year for services rendered to the Company:

Name	Fees Earned or Paid in Cash
Howard M. Lorber	$11,000
Robert M. Mann	10,500
Arnold S. Penner	11,500

The aggregate number of outstanding stock options held by each independent, non-employee director as of December 31, 2009 was 80,000, 100,000 and 80,000 for Messrs. Lorber, Mann and Penner, respectively.  No director was granted any stock options, stock awards or received any other compensation from the Company in the fiscal year ended December 31, 2009.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning ownership of the Company’s Common Stock, as of April 28, 2010, by each person known to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class (9)

A.F. Petrocelli 9 Park Place Great Neck, NY 11021	7,923,448	(1)(2)	74.0%

Beverly Petrocelli c/o 9 Park Place Great Neck, NY 11021	7,923,448	(2)	74.0%

Anthony J. Miceli	156,900	(3)	1.7%

Michael T. Lamoretti	149,000	(4)	1.6%

Michael J. Weinbaum	159,036	(5)	1.7%

Howard M. Lorber	198,000	(6)	2.2%

Robert M. Mann	41,400	(7)	*

Arnold S. Penner	118,000	(8)	1.3%

All executive officers and directors as a group (7 persons)	8,745,784	(1)(3)(4) (5)(6)(7)(8)(9)	77.3%
_______________

*	Represents beneficial ownership of less than 1%.

(1)
Mr. Petrocelli owns directly 5,269,448 shares of Common Stock and presently exercisable options to purchase 1,654,000 shares of Common Stock.  Also includes 1,000,000 shares held by Mrs. Petrocelli, the wife of Mr. Petrocelli.  Such shares may be deemed to be beneficially owned by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Mr. Petrocelli disclaims beneficial ownership of the shares held by his wife, adult children and grandchildren.

(2)
Mrs. Petrocelli is the wife of Mr. Petrocelli.  Includes 1,000,000 shares of Common Stock held by Mrs. Petrocelli and 6,923,448 shares held by Mr. Petrocelli (which includes presently exercisable options to purchase 1,654,000 shares of Common Stock).  Such shares may be deemed to be beneficially owned by Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of all shares held by Mr. Petrocelli.  Does not include shares held by the adult children or grandchildren of Mrs. Petrocelli.  Mrs. Petrocelli disclaims beneficial ownership of the shares held by her adult children and grandchildren.

(3)	Consists of 22,900 shares of Common Stock and presently exercisable options to purchase 134,000 shares of Common Stock.

(4)
Consists of 15,000 shares of Common Stock held by Mr. Lamoretti and presently exercisable options to purchase 134,000 shares of Common Stock.  Does not include 363,600 shares held in trust (with the wife of Mr. Lamoretti serving as trustee) for the benefit of the minor children of Mr. Lamoretti.  Mr. Lamoretti disclaims beneficial ownership of the shares held in trust for his children.

(5)
Consists of 25,036 shares of Common Stock held by Mr. Weinbaum and presently exercisable options to purchase 134,000 shares of Common Stock.  Does not include 363,600 shares held in trust (with the wife of Mr. Weinbaum serving as trustee) for the benefit of the minor children of Mr. Weinbaum.  Mr. Weinbaum disclaims beneficial ownership of the shares held in trust for his children.

(6)
Includes 18,000 shares of Common Stock owned by Mr. Lorber and 100,000 shares of Common Stock owned by Lorber Alpha II, L.P. (an entity in which Mr. Lorber may be deemed to be a control person).  Mr. Lorber disclaims beneficial ownership of all shares owned by Lorber Alpha II, L.P.  Also includes presently exercisable options to purchase 80,000 shares of Common Stock.

(7)	Consists of 1,400 shares of Common Stock and presently exercisable options to purchase 40,000 shares of Common Stock.

(8)	Consists of 38,000 shares of Common Stock and presently exercisable options to purchase 80,000 shares of Common Stock.

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

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2009.

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart Corporation, which are accounted for as leveraged leases.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction.  Mr. Petrocelli disclaims beneficial ownership of the participation interest held by his wife and Mr. Penner disclaims beneficial ownership of the participation interest held by his wife.  Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $776,000 in cash distributions from this investment, it did not record any income during the year ended December 31, 2009.  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in 2009.  Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber originally invested $275,000, $200,000, $200,000 and $200,000, respectively, in the transaction.

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

In March 2009 and June 2009, Mr. Petrocelli and Mr. Penner exercised options to purchase 600,000 and 20,000 shares of the Company’s Common Stock, respectively, at an exercise price of $7.03.  In addition, during July 2009, Messrs. Lamoretti, Lorber, and Weinbaum exercised options to purchase 60,000, 20,000 and 60,000 shares of the Company’s Common Stock, respectively, at an exercise price of $7.03 and sold 45,000, 20,000 and 60,000 shares to the Company, respectively, at prices between $18.65 and $19.05 per share.  The shares acquired by the Company were acquired pursuant to the Company’s previously announced stock buy back plan.

In April 2010, Messrs. Petrocelli, Lamoretti, Weinbaum, Miceli, and Mann exercised options to purchase 600,000, 66,000, 86,000, 66,000, and 60,000 shares of the Company’s Common Stock, respectively, at exercise prices ranging from $6.53 to $11.93 per share and sold such shares to the Company at prices of $24.60 and $22.90 per share.  The sales prices were the closing price of the Company’s Common Stock on March 29, 2010 (with respect to options exercised by Messrs. Petrocelli, Lamoretti, Weinbaum, and Miceli) and April 12, 2010 (with respect to options exercised by Mr. Mann), respectively.

Director Independence

The Company has elected to be a controlled company pursuant to NYSE Amex rules.  The Company is eligible to make this election because Mr. Petrocelli, the Company’s Chairman of the Board, President and Chief Executive Officer, beneficially owns more than 50% of the Company’s outstanding stock.  As a result of being a controlled company, the Company is not required to comply with the following corporate governance requirements of the NYSE Amex:  (i) majority of independent directors, (ii) fully independent nominating committee, and (iii) fully independent compensation committee.  While the Company currently has a fully independent compensation committee, it does not have a majority of independent directors or a fully independent nominating committee.  As a result, the quality of Board oversight may be reduced as compared with companies which have a fully independent nominating committee and a majority of independent directors and the Company has a greater risk of conflicts of interest without these safeguards.  In addition, the lack of an independent nominating committee increases the possibility that the Company will not have independent directors serving on the Board of Directors.

The Board of Directors has determined that the following Directors of the Company are independent directors under NYSE Amex rules:  Howard M. Lorber, Robert M. Mann, and Arnold S. Penner.  As described above, the Company and Messrs. Lorber and Penner are involved in certain transactions.  Notwithstanding such transactions, both Mr. Lorber and Mr. Penner are independent directors as such term is defined by NYSE Amex Rule 803(A) of the NYSE Amex listing standards.

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent public accountants for the years ended December 31, 2009 and 2008 were Holtz Rubenstein Reminick LLP (“Holtz”).

The aggregate fees billed to or accrued by the Company by Holtz for services performed for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Audit Fees	$105,000	$101,000
Audit Related Fees	27,000	26,000
Tax Fees	113,000	100,000
All Other Fees	—	—

Audit Fees

The aggregate audit fees for the years ended December 31, 2009 and 2008 were primarily related to the audit of the Company’s annual financial statements and review of those financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit Related Fees

Audit related fees for the years ended December 31, 2009 and 2008 were primarily incurred in connection with the audits of the Company’s employee benefit plans.

Tax Fees

Tax fees for the years ended December 31, 2009 and 2008 were primarily related to tax and other related services.

All Other Fees

The Company did not engage Holtz to provide any other services during the fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements.  The required Financial Statements were previously filed on this Form 10-K.

(b) Exhibits

3.	.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1993).
3.	.2
Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.	.3	By-laws of the Company (incorporated by reference to exhibit 3.2 filed with the Company's report on Form 8-K dated April 14, 2005).
10.	.1
Incentive and Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2000).

10.	.2	Additional amendment to Incentive and Non-Qualified Stock Option Plan of the Company (incorporated by reference to exhibit 4.2 filed with the Company’s report on Form S-8 dated August 23, 2002).
10.	.3
1988 Joint Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10.2 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1998).

10.	.4
Amended and Restated Employment Agreement dated as of November 17, 2003 by and between the Company and A. F. Petrocelli (incorporated by reference to exhibit 10.4 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

10.	.5
Form of Indemnity Agreement dated as of May 7, 1991, by and between the Company and A.F. Petrocelli, Arnold S. Penner and Howard M. Lorber (incorporated by reference to exhibit 10.5 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).

10.	.6	Supplemental Retirement and Death Benefit Program, as amended and restated (incorporated by reference to exhibit 10.6 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).
14.		Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).
**21.		Subsidiaries of the Company.
**23.	.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.
*31.	.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).
*31.	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).
*32.	.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Previously filed on the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

By:	/s/ Anthony J. Miceli
Anthony J. Miceli, Vice President and Chief Financial Officer
Dated:  April 28, 2010