Form 10-Q
period 2010-03-31
UNITED CAPITAL CORP /DE/
filed 2010-05-11
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The registrant had 9,047,860 shares of common stock, $.10 par value, outstanding as of May 11, 2010.

Index

United Capital Corp. and Subsidiaries

Index

Index

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Asset

Current assets:
Cash and cash equivalents	$125,301	$124,354
Marketable securities	30,320	25,227
Notes and accounts receivable, net	7,581	7,225
Inventories	4,133	4,450
Prepaid expenses and other current assets	1,674	2,066

Total current assets	169,009	163,322

Property, plant and equipment, net	7,733	8,088
Real property held for rental, net	92,485	92,900
Investment in joint venture	4,469	4,664
Noncurrent notes receivable	10,423	9,687
Other assets	5,346	4,597

Total assets	$289,465	$283,258

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$977	$1,080
Accounts payable and accrued liabilities	9,503	10,134
Income taxes payable	5,624	4,658
Deferred income taxes	1,817	96

Total current liabilities	17,921	15,968

Long-term debt	31,693	32,915
Other long-term liabilities	14,330	14,817
Deferred income taxes	9,771	9,575

Total liabilities	73,715	73,275

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 9,059 and 9,081 shares, respectively	906	908
Retained earnings	209,606	207,029
Accumulated other comprehensive income, net of tax	5,238	2,046
Total stockholders’ equity	215,750	209,983

Total liabilities and stockholders’ equity	$289,465	$283,258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Revenues from real estate operations	$12,547	$7,952
Net sales	7,588	5,784

Total revenues	20,135	13,736

Costs and expenses:
Cost of sales	5,641	4,512
Real estate operations:
Mortgage interest expense	538	532
Depreciation expense	1,235	940
Other operating expenses	6,741	3,983
General and administrative expenses	1,593	1,790
Selling expenses	790	818

Total costs and expenses	16,538	12,575

Operating income	3,597	1,161

Other income (expense):
Interest and dividend income	899	835
Other income and (expense), net	(5)	(109)

Total other income (expense)	894	726

Income from continuing operations before income taxes	4,491	1,887

Provision for income taxes	1,374	693

Income from continuing operations	3,117	1,194

Loss from discontinued operations, net of tax benefit of $52	—	(77)

Net income	$3,117	$1,117

Basic earnings per share:
Income from continuing operations	$.34	$.14
Loss from discontinued operations	—	(.01)
Net income per share	$.34	$.13

Diluted earnings per share:
Income from continuing operations	$.31	$.13
Loss from discontinued operations	—	(.01)
Net income per share assuming dilution	$.31	$.12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index
United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,117	$1,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,367	1,035
Net loss on available-for-sale securities	—	104
Net realized and unrealized gains on derivative instruments	—	(5)
Deferred income taxes	197	(135)
Accrued dividends receivable	(330)	—
Other, net	(12)	185
Changes in assets and liabilities:
Notes and accounts receivable, net	(1,103)	1,264
Inventories	317	808
Prepaid expenses and other current assets	392	307
Other assets	(744)	(21)
Accounts payable and accrued liabilities	(631)	(2,122)
Income taxes payable	966	(967)
Other long-term liabilities	(487)	(124)
Net cash provided by operating activities of continuing operations	3,049	1,446
Operating activities of discontinued operations	—	97
Net cash provided by operating activities	3,049	1,543

Cash flows from investing activities:
Purchase of available-for-sale securities	—	(3,939)
Proceeds/maturities from sale of available-for-sale securities	149	361
Principal payments on notes receivable	11	11
Acquisition of property, plant and equipment	(141)	(214)
Acquisition of/additions to real estate assets	(449)	(830)
Distributions from joint venture	195	194
Net cash used in investing activities	(235)	(4,417)

Cash flows from financing activities:
Principal payments on mortgage obligations	(1,325)	(1,973)
Purchase and retirement of common stock	(542)	(79)
Proceeds from exercise of stock options	—	4,219
Tax benefit from exercise of stock options	—	1,452
Net cash (used in) provided by financing activities	(1,867)	3,619
Net increase in cash and cash equivalents	947	745
Cash and cash equivalents, beginning of period	124,354	138,142
Cash and cash equivalents, end of period	$125,301	$138,887

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$566	$535
Taxes	$499	$279

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2009, the Company received proceeds of $4,219 from the exercise of options to purchase 600 shares of the Company’s common stock and recorded a tax benefit of $1,452 to retained earnings related to such exercise.  No stock options were exercised during the three months ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Company purchased and retired 22 and 5 shares of common stock for an aggregate purchase price of $542 and $79, respectively.

During April 2010, certain officers and directors of the Company exercised options to purchase an aggregate of 878 shares of the Company’s common stock with an aggregate cost to exercise of $7,126 and sold such shares to the Company for an aggregate purchase price of $21,497.

3.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2010	2009
Numerator:
Income from continuing operations	$3,117	$1,194

Denominator:
Basic – weighted-average shares outstanding	9,067	8,675
Dilutive effect of employee stock options	950	722
Diluted – weighted-average shares outstanding	10,017	9,397

Basic earnings per share – continuing operations	$.34	$.14
Diluted earnings per share – continuing operations	$.31	$.13

Index

Potentially dilutive securities related to outstanding options to purchase 740 shares of the Company’s common stock for the three months ended March 31, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of March 31, 2010 and December 31, 2009, the Company had outstanding options to purchase 3,185 shares with a weighted-average exercise price $13.18 per share.  No stock options were exercised during the three months ended March 31, 2010.  As of March 31, 2010, these options had a weighted-average remaining contractual term of 1.7 years and an aggregate intrinsic value of $33,575.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2010 ($23.72) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.

5.Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2010:
Equity securities	$22,189	$8,408	$(402)	$30,195
Bonds	72	55	(2)	125
	$22,261	$8,463	$(404)	$30,320
December 31, 2009:
Equity securities	$21,860	$4,239	$(1,128)	$24,971
Bonds	220	41	(5)	256
	$22,080	$4,280	$(1,133)	$25,227

Proceeds/maturities from the sale of available-for-sale securities, as well as the losses recognized in earnings on available-for-sale securities, included in the determination of net income are as follows:

	Three Months Ended March 31,
	2010	2009
Proceeds/maturities	$149	$361
Losses recognized in earnings	$—	$(104)

6.Inventories

The components of inventories are as follows:
	March 31, 2010	December 31, 2009
Raw materials	$1,692	$1,817
Work in process	385	529
Finished goods	2,056	2,104
	$4,133	$4,450

Index

7.Real Estate

Property sales

The results of operations of properties sold prior to March 31, 2010, consisting primarily of $64 of revenues, $97 of depreciation expense, and $96 of other operating expenses, have been reclassified to discontinued operations, on a net of tax basis, for the three months ended March 31, 2009.

Properties held for sale

As of March 31, 2010, there were no properties considered by the Company to be held for sale.

8.Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Marketable securities	$30,320	$28,192	$2,128	$—

December 31, 2009:
Marketable securities	$25,227	$23,033	$2,194	$—

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such items.  The estimated fair values of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$5,045	$6,003	$5,057	$6,024
Note receivable – non-performing	$5,428	$5,428	$5,428	$5,428
Long-term debt, including current portion	$32,670	$28,481	$33,995	$30,847

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

9.Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009 ceasing the accrual of further benefits.

Index

Net periodic pension income (cost) consists of the following:
	Three Months Ended March 31,
	2010	2009
Service cost	$(15)	$(80)
Interest cost	(172)	(190)
Expected return on plan assets	199	138
Amortization of net loss	—	(61)
Net periodic pension income (cost)	$12	$(193)

During the first quarter of 2010, the Company contributed $650 to the pension plan.

10.Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended March 31,
	2010	2009
Net income	$3,117	$1,117
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities, net of tax effect of ($1,720) and $525, respectively	3,192	(975)

Reclassification adjustment for net losses realized in net income, net of tax effect of $36	—	68
Comprehensive income	$6,309	$210

Accumulated other comprehensive income included as a component of stockholders’ equity at March 31, 2010 and December 31, 2009 consists of net unrealized gains on available-for-sale securities of $5,238 and $2,046, which are net of $2,821 and $1,101 of tax, respectively.

11.Business Segments

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

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating results of the Company's business segments are as follows:
	Three Months Ended March 31,
	2010	2009
Net revenues and sales:
Real estate investment and management	$4,978	$4,836
Hotel operations	7,569	3,116
Engineered products	7,588	5,784
	$20,135	$13,736

Index

	Three Months Ended March 31,
	2010	2009
Operating income (loss):
Real estate investment and management	$3,052	$2,925
Hotel operations	981	(428)
Engineered products	458	(319)
General corporate expenses	(894)	(1,017)
	3,597	1,161
Other income (expense), net	894	726
Income from continuing operations before income taxes	$4,491	$1,887

12.Commitments and Contingencies

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8,600 and $8,800 recorded in accounts payable and accrued liabilities and other long-term liabilities at March 31, 2010 and December 31, 2009, respectively, to cover such matters.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (the “Officer”) which provides for a base salary of $800 per annum plus a discretionary bonus as determined by the Compensation and Stock Option Committee of the Board of Directors.  In the event of termination or a change in control, as defined in the employment agreement, the Company is required to pay the Officer a lump sum severance payment equal to three years salary and purchase outstanding options.  The employment agreement contains non-competition, non-solicitation, and confidentiality provisions which apply for one-year after cessation of employment and also provides for successive one-year terms, unless either the Company or the Officer gives the other written notice that the employment agreement is terminated, and also provides a death benefit which the Company secures through an insurance policy.

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

13.Use of Estimates

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

14.Reclassifications

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

Results of Operations:  Three Months Ended March 31, 2010 and 2009

Total revenues for the first quarter of 2010 were $20,135, an increase of $6,399 or 47% from the comparable 2009 quarter, primarily as a result of the acquisition of a hotel in August 2009 and a 31% increase in net sales of the engineered products segment.  Operating income also benefited from the increase in revenues, growing $2,436 or 210% to $3,597 for the three months ended March 31, 2010, compared to the corresponding period of 2009.  Net income increased $2,000 or 179% for the current quarter to $3,117, compared to $1,117 for the comparable prior year quarter.  On a per share basis, net income was $.34 per basic share for the first quarter of 2010, compared to $.13 per basic share for the comparable 2009 quarter.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,978	$7,569	$12,547	$4,836	$3,116	$7,952
Mortgage interest expense	90	448	538	60	472	532
Depreciation expense	609	626	1,235	555	385	940
Other operating expenses	1,227	5,514	6,741	1,296	2,687	3,983
Income (loss) from operations	$3,052	$981	$4,033	$2,925	$(428)	$2,497

Index

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $142 or 2.9% to $4,978 for the first quarter of 2010, compared to the corresponding quarter of 2009, primarily due to additional revenues ($113) from a property purchased in the fourth quarter of the prior year.  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage interest expense increased $30 for the three months ended March 31, 2010, compared to that reported in the corresponding period of 2009.  The increase is primarily the result of additional interest from a mortgage associated with a property acquired in the fourth quarter of 2009, partially offset by reduced mortgage interest from a matured mortgage and from continuing mortgage amortization.  As a result of this activity, mortgage interest expense from the Company’s real estate investment and management segment for 2010 will continue to be higher than that reported for the corresponding periods of 2009.

Depreciation expense associated with real properties held for rental increased $54 for the quarter ended March 31, 2010, compared to the corresponding 2009 quarter.  The increase is primarily attributable to depreciation expense ($59) related to additions to real estate assets over the past twelve months.  As a result of the purchase of a commercial property in November 2009, depreciation expense on the Company’s properties for each of the quarters and full year of 2010 should be higher than that reported in the corresponding 2009 periods.

Other operating expenses associated with the management of real properties decreased $69 for the three months ended March 31, 2010, compared to the corresponding period of 2009, primarily related to a decrease in property maintenance ($116) which is the result of the timing of certain repairs and renovations.  Future operating expenses of the Company’s real estate properties may vary as a result of property age, location, and vacancies.

Hotel Operations

Hotel revenues increased $4,453 or 143% to $7,569 for the first quarter of 2010, compared to the first quarter of 2009, primarily related to additional revenues ($4,329) resulting from the August 2009 acquisition of a hotel located in Miami, Florida (the “Miami Hotel”).  In addition, the Company’s hotel located in Windsor Locks, Connecticut, experienced increased food and beverage revenue ($162) from its new restaurant concept which was opened during the fourth quarter of 2009.  Due to the acquisition of the Miami Hotel, reported hotel revenues are expected to increase for each of the quarters and for the full year of 2010, as compared to the corresponding periods of 2009.

Mortgage interest expense related to the Company’s hotel properties decreased $24 for the first quarter of 2010, compared to the corresponding quarter of 2009.  This decrease primarily relates to a reduction in mortgage interest due to refinancing the mortgage on the Company’s Atlanta, Georgia hotel.  The Company paid down $1,000 of the outstanding balance and reduced the interest rate from 6.57% to 4.5% per annum.  The refinancing did not change the maturity date which remains January 2018.  As a result, without additional refinancings or borrowings, 2010 mortgage interest should be lower in each of the quarters, than reported during the corresponding periods of 2009.

Depreciation expense associated with the Company’s hotel operations increased $241 for the quarter ended March 31, 2010, compared to the corresponding quarter in 2009, primarily attributable to additional depreciation expense ($208) related to the Miami Hotel acquired in August 2009.  As a result of the Miami Hotel acquisition, depreciation expense for the full year of 2010 should be higher than that reported in 2009.

Other operating expenses related to the management of the Company’s hotels increased $2,827 to $5,514 for the first quarter of 2010 due to the additional operating expenses ($2,964) from the Miami Hotel.  Minor fluctuations in operating expenses at the Company’s other hotels resulted from corresponding variances in revenues at the respective property.

Index

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended March 31,
	2010	2009
Net sales	$7,588	$5,784
Cost of sales	5,641	4,512
Selling, general and administrative expenses	1,489	1,591
Operating income (loss)	$458	$(319)

Net sales of the engineered products segment increased $1,804 or 31% for the first quarter of 2010, compared with the results of the corresponding 2009 quarter, primarily related to increased demand for the Company’s airbag products, however most products also demonstrated modest sales growth from the prior year.  Sales of this segment are directly influenced by general economic conditions, worldwide automotive demand, and industrial capital spending.  As economic conditions improve, management is hopeful that net sales of its engineered products segment will also improve.

Cost of sales as a percentage of net sales decreased 3.7% for the three month period ended March 31, 2010, compared to the corresponding period of 2009.  The decrease is primarily related to the mix of products sold, as noted above, and from cost-saving initiatives implemented during the last eighteen months to combat the declining sales in this segment.

Selling, general and administrative expenses of the engineered products segment decreased $102 or 6.4% for the first quarter of 2010, compared to the first quarter of 2009.  This decrease is primarily due to a decrease in payroll and payroll related expenses ($95) and other implemented cost-saving initiatives.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations decreased $122 for the three months ended March 31, 2010, compared to such expenses incurred in the comparable 2009 period, primarily attributable to a decrease in net periodic pension cost ($205) in the current year.

Discontinued Operations

Loss from operations on properties sold and accounted for as discontinued operations was ($77), on a net of tax basis, for the first quarter of 2009.  Such amounts have been reclassified to reflect results of operations of real estate properties sold during 2009 as discontinued operations.  The Company did not consider any of its properties to be held for sale as of March 31, 2010 and no properties have been sold during the three months ended March 31, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,049 in the three months ended March 31, 2010 versus $1,543 in the comparable 2009 period.  This increase primarily results from higher operating income before depreciation ($2,768) in the current year and from fluctuations in working capital, including accounts payable and accrued expenses ($1,491).  These were offset by uses in notes and accounts receivable, net ($2,367) and by a contribution to the Company’s defined benefit pension plan in 2010 ($650).

Net cash used in investing activities was $235 and $4,417 for the three months ended March 31, 2010 and 2009, respectively.  This change primarily results from cash used in 2009 for the purchase of available-for-sale securities ($3,939).  No such securities were purchased in the current year.

Net cash used in financing activities was $1,867 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $3,619 for the same period of 2009.  This change results primarily from the exercise of stock options ($4,219) and related tax benefits ($733) during the three months ended March 31, 2009.  No stock options were exercised in the first quarter of the current year.  Fluctuations also result from an increase in principal payments on mortgage obligations ($648) and a decrease in the purchase and retirement of common stock ($463) during the current year, as compared to the first quarter of 2009.

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

During April 2010, certain officers and directors of the Company exercised options to purchase an aggregate of 878 shares of the Company’s common stock with an aggregate cost to exercise of $7,126 and sold such shares to the Company for an aggregate purchase price of $21,497.

During the remainder of this calendar year, the Company anticipates investing approximately $8,000 in additional renovations and improvements to the Miami Hotel.

At March 31, 2010, the Company’s cash and marketable securities totaled $155.6 million and working capital was $151.1 million compared to cash and marketable securities of $149.6 million and working capital of $147.4 million at December 31, 2009.  While there has been a decline in the value of certain real estate properties in the United States, real estate prices could drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may be available in the future and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

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

Index

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 9.5% and 8.4% for the three months ended March 31, 2010 and 2009, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

While there have been signs of improvement in the U.S. economy, the current global economic weakness and high unemployment continue to pressure results of the Company’s engineered products and hotel segments.  These factors are expected to continue to impact the Company throughout the year.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  During September 2009, the pension plan was frozen, ceasing the accrual of further benefits.  The plan is currently in a funded status, however market fluctuations will continue to effect the need for, and amount of, future contributions.

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

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

Refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2010.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009.  In July 2009, the Company asked the lower court for leave to amend its complaint to correct a procedural deficiency.  The lower court granted such leave, but withdrew its earlier summary judgment motion, pending a rehearing of the matter, rendering the appeal moot.  The lower court, however, stayed the defense obligations, pending a decision based on a new hearing held in September 2009.  In March 2010, another of the insurance companies filed a motion for summary judgment relating to coverage allocations.  Similar motions were filed by other carriers and all actions are currently scheduled to be heard in June of this year.  The Company intends to continue to vigorously defend this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

Index

ITEM 1A.                      RISK FACTORS

The significant factors known to the Company that could materially effect the Company’s business, financial position or results of operations are set forth under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.  See the Company’s 2009 Annual Report on Form 10-K for a discussion of risk factors that could impact the Company’s future financial performance and/or cause actual results to differ significantly from those expressed or implied by such statements.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended March 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	10,983	$24.76	10,983	314,884
February 1, 2010 – February 28, 2010	7,200	$23.45	7,200	307,684
March 1, 2010 – March 31, 2010	4,143	$24.47	4,143	303,541
	22,326	$24.28	22,326

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At March 31, 2010, 303,541 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.  From time to time, the Company may also purchase shares outside of these plans.

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

Date: May 11, 2010
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Secretary and
Director (Principal Financial Officer and
Principal Accounting Officer)

Index