Form 10-Q
period 2010-06-30
UNITED CAPITAL CORP /DE/
filed 2010-08-09
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2010

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

The registrant had 8,999,591 shares of common stock, $.10 par value, outstanding as of August 9, 2010.

Index

United Capital Corp. and Subsidiaries

Index

PART I – FINACIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$117,958	$124,354
Marketable securities	23,062	25,227
Notes and accounts receivable, net	9,765	7,225
Inventories	4,574	4,450
Prepaid expenses and other current assets	1,982	2,066

Total current assets	157,341	163,322

Property, plant and equipment, net	7,384	8,088
Real property held for rental, net	93,087	92,900
Investment in joint venture	4,275	4,664
Noncurrent notes receivable	10,412	9,687
Other assets	4,989	4,597

Total assets	$277,488	$283,258

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,082	$1,080
Accounts payable and accrued liabilities	10,521	10,134
Income taxes payable	2,079	4,658
Deferred income taxes	1,222	96

Total current liabilities	14,904	15,968

Long-term debt	31,331	32,915
Other long-term liabilities	13,958	14,817
Deferred income taxes	9,644	9,575

Total liabilities	69,837	73,275

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 9,031 and 9,081 shares, respectively	903	908
Retained earnings	202,589	207,029
Accumulated other comprehensive income, net of tax	4,159	2,046
Total stockholders’ equity	207,651	209,983

Total liabilities and stockholders’ equity	$277,488	$283,258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Revenues from real estate operations	$12,329	$8,497	$24,876	$16,449
Net sales	7,649	5,201	15,237	10,985

Total revenues	19,978	13,698	40,113	27,434

Costs and expenses:
Cost of sales	5,756	4,290	11,397	8,802
Real estate operations:
Mortgage interest expense	501	520	1,039	1,052
Depreciation expense	1,228	960	2,463	1,900
Other operating expenses	6,908	3,793	13,649	7,776
General and administrative expenses	2,090	1,672	3,683	3,462
Selling expenses	789	743	1,579	1,561

Total costs and expenses	17,272	11,978	33,810	24,553

Operating income	2,706	1,720	6,303	2,881

Other income (expense):
Interest and dividend income	906	827	1,805	1,662
Other income and (expense), net	1,377	124	1,372	15

Total other income	2,283	951	3,177	1,677

Income from continuing operations before income taxes	4,989	2,671	9,480	4,558

Provision for income taxes	1,450	988	2,824	1,681

Income from continuing operations	3,539	1,683	6,656	2,877

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $37 and $89, respectively	—	(57)	—	(134)
Impairment of property held for sale, net of tax benefit of $260	—	(390)	—	(390)
Loss from discontinued operations	—	(447)	—	(524)

Net income	$3,539	$1,236	$6,656	$2,353

Basic earnings per share:
Income from continuing operations	$.39	$.19	$.73	$.33
Loss from discontinued operations	—	(.05)	—	(.06)
Net income per share	$.39	$.14	$.73	$.27

Diluted earnings per share:
Income from continuing operations	$.37	$.17	$.68	$.30
Loss from discontinued operations	—	(.04)	—	(.06)
Net income per share assuming dilution	$.37	$.13	$.68	$.24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,656	$2,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,726	2,091
Impairment of property held for sale, net of tax	—	390
Net (gain) loss on available-for-sale securities	(1,386)	104
Net realized gains on derivative instruments	—	(139)
Deferred income taxes	57	(382)
Other, net	(21)	354
Changes in assets and liabilities:
Notes and accounts receivable, net	(1,959)	1,864
Inventories	(124)	1,791
Prepaid expenses and other current assets	84	140
Other assets	(385)	(109)
Accounts payable and accrued liabilities	387	(1,930)
Income taxes payable	(2,579)	4,739
Other long-term liabilities	(859)	(311)
Net cash provided by operating activities of continuing operations	2,597	10,955
Operating activities of discontinued operations	—	194
Net cash provided by operating activities	2,597	11,149

Cash flows from investing activities:
Purchase of available-for-sale securities	—	(3,939)
Proceeds/maturities from sale of available-for-sale securities	5,473	376
Proceeds from sale of derivative instruments	—	135
Purchase of notes receivable	—	(5,428)
Principal payments on notes receivable	23	22
Acquisition of property, plant and equipment	(277)	(453)
Acquisition of/additions to real estate assets	(1,918)	(1,112)
Distributions from joint venture	389	389
Net cash provided by (used in) investing activities	3,690	(10,010)

Cash flows from financing activities:
Principal payments on mortgage obligations	(1,582)	(2,217)
Purchase and retirement of common stock	(23,594)	(180)
Proceeds from exercise of stock options	7,387	4,359
Tax benefit from exercise of stock options	5,106	1,529
Net cash (used in) provided by financing activities	(12,683)	3,491
Net (decrease) increase in cash and cash equivalents	(6,396)	4,630
Cash and cash equivalents, beginning of period	124,354	138,142
Cash and cash equivalents, end of period	$117,958	$142,772

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,019	$1,039
Taxes	$839	$600

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

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the six months ended June 30, 2010 and 2009, the Company received proceeds of $7,387 and $4,359 from the exercise of options to purchase 918 and 620 shares of the Company’s common stock, respectively.  During the six months ended June 30, 2010 and 2009, the Company recorded a tax benefit of $5,106 and $1,529, respectively, to retained earnings related to such exercises.

During the six months ended June 30, 2010 and 2009, the Company purchased and retired 968 and 11 shares of common stock for an aggregate purchase price of $23,594 and $180, respectively.

3.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$3,539	$1,683	$6,656	$2,877

Denominator:
Basic – weighted-average shares outstanding	9,047	9,076	9,057	8,877
Dilutive effect of employee stock options	559	806	755	764
Diluted – weighted-average shares outstanding	9,606	9,882	9,812	9,641

Basic earnings per share – continuing operations	$.39	$.19	$.73	$.33
Diluted earnings per share – continuing operations	$.37	$.17	$.68	$.30

Potentially dilutive securities related to outstanding options to purchase 740 shares of the Company’s common stock for the three and six months ended June 30, 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of June 30, 2010 and December 31, 2009, the Company had outstanding options to purchase 2,267 and 3,185 shares with a weighted-average exercise price of $15.26 and $13.18 per share, respectively.   As of June 30, 2010, these options had a weighted-average remaining contractual term of 2.0 years and an aggregate intrinsic value of $20,751.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2010 ($24.41) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.

5.Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2010:
Equity securities	$16,592	$7,149	$(791)	$22,950
Bonds	72	42	(2)	112
	$16,664	$7,191	$(793)	$23,062
December 31, 2009:
Equity securities	$21,860	$4,239	$(1,128)	$24,971
Bonds	220	41	(5)	256
	$22,080	$4,280	$(1,133)	$25,227

Proceeds/maturities from the sale of available-for-sale securities, as well as the gains and losses recognized in earnings on available-for-sale securities, included in the determination of net income are as follows:

	Six Months Ended June 30,
	2010	2009
Proceeds/maturities	$5,473	$376
Gains recognized in earnings	$1,386	$—
Losses recognized in earnings	$—	$(104)

6.Inventories

The components of inventories are as follows:
	June 30, 2010	December 31, 2009
Raw materials	$1,923	$1,817
Work in process	431	529
Finished goods	2,220	2,104
	$4,574	$4,450

Index

7.Real Estate

Property sales

The results of operations of properties sold prior to June 30, 2010 have been reclassified to discontinued operations, on a net of tax basis, for the three and six months ended June 30, 2009.   Summarized financial information of these properties is as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$59	$123
Depreciation expense	97	194
Other operating expenses	56	152
Loss from operations	$(94)	$(223)

During the six months ended June 30, 2009, the Company recognized a non-cash impairment charge amounting to $390, on a net of tax basis, on the carrying value of a property sold during September 2009.

Properties held for sale

As of June 30, 2010, there were no properties considered by the Company to be held for sale.

8.Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Equity securities	$22,950	$21,215	$1,735	$—
Bonds	112	107	5	—
	$23,062	$21,322	$1,740	$—
December 31, 2009:
Equity securities	$24,971	$22,782	$2,189	$—
Bonds	256	251	5	—
	$25,227	$23,033	$2,194	$—

The carrying amount of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such items.  The estimated fair value of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$5,034	$5,895	$5,057	$6,024
Note receivable – non-performing	$5,428	$5,428	$5,428	$5,428
Long-term debt, including current portion	$32,413	$27,786	$33,995	$30,847

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

Index

9.Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009, ceasing the accrual of further benefits.

Net periodic pension income (cost) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$(15)	$(61)	$(30)	$(141)
Interest cost	(171)	(189)	(343)	(379)
Expected return on plan assets	195	134	394	272
Amortization of net loss	—	(61)	—	(122)
Net periodic pension income (cost)	$9	$(177)	$21	$(370)

During the first quarter of 2010, the Company contributed $650 to the pension plan.

10.Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,539	$1,236	$6,656	$2,353
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on available-for-sale securities, net of tax effect of $97, ($1,891), ($1,623) and ($1,365), respectively	(178)	3,511	3,014	2,536

Reclassification adjustment for net (gains) losses realized in net income, net of tax effect of $485, $485 and ($36), respectively	(901)	—	(901)	68
Comprehensive income	$2,460	$4,747	$8,769	$4,957

Accumulated other comprehensive income included as a component of stockholders’ equity at June 30, 2010 and December 31, 2009 consists of net unrealized gains on available-for-sale securities of $4,159 and $2,046, which are net of $2,239 and $1,101 of tax, respectively.

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

Index

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating results of the Company's business segments are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues and sales:
Real estate investment and management	$5,323	$5,068	$10,301	$9,904
Hotel operations	7,006	3,429	14,575	6,545
Engineered products	7,649	5,201	15,237	10,985
	$19,978	$13,698	$40,113	$27,434

Operating income (loss):
Real estate investment and management	$3,059	$3,211	$6,111	$6,136
Hotel operations	633	13	1,614	(415)
Engineered products	338	(555)	796	(874)
General corporate expenses	(1,324)	(949)	(2,218)	(1,966)
	2,706	1,720	6,303	2,881
Other income	2,283	951	3,177	1,677
Income from continuing operations before income taxes	$4,989	$2,671	$9,480	$4,558

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8,600 and $8,800 recorded in accounts payable and accrued liabilities and other long-term liabilities at June 30, 2010 and December 31, 2009, respectively, to cover such matters.

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

Results of Operations:  Three and Six Months Ended June 30, 2010 and 2009

Total revenues were $19,978 and $40,113 for the second quarter and first half of 2010, reflecting increases of $6,280 and $12,679, respectively, compared to the corresponding periods of 2009.  These increases were primarily a result of the acquisition of a hotel in August 2009 and significant increases in net sales of the engineered products segment.  Operating income also benefited from the increases in revenues, growing $986 or 57% for the three months ended June 30, 2010 and $3,422 or 119% for the six months ended June 30, 2010, compared to the same 2009 periods.  Net income increased $2,303 or 186% to $3,539 for the second quarter, compared to the second quarter of 2009.  On a per share basis, net income was $.39 per basic share for the three months ended June 30, 2010, compared to $.14 per basic share for the comparable 2009 quarter.  For the six months ended June 30, 2010, net income was $6,656 or $.73 per basic share, an increase of $4,303 or 183%, compared to the corresponding period of 2009.

Index

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,323	$7,006	$12,329	$10,301	$14,575	$24,876
Mortgage interest expense	86	415	501	176	863	1,039
Depreciation expense	608	620	1,228	1,217	1,246	2,463
Other operating expenses	1,570	5,338	6,908	2,797	10,852	13,649
Income from operations	$3,059	$633	$3,692	$6,111	$1,614	$7,725

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,068	$3,429	$8,497	$9,904	$6,545	$16,449
Mortgage interest expense	37	483	520	97	955	1,052
Depreciation expense	570	390	960	1,125	775	1,900
Other operating expenses	1,250	2,543	3,793	2,546	5,230	7,776
Income (loss) from operations	$3,211	$13	$3,224	$6,136	$(415)	$5,721

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $255 or 5% to $5,323 for the quarter ended June 30, 2010 and $397 or 4% to $10,301 for the six months ended June 30, 2010, compared to the corresponding periods of 2009.  These increases are primarily due to additional revenues ($113 and $226 for the three and six month periods, respectively) from a property purchased in the fourth quarter of the prior year.  In addition, the Company recognized additional revenues ($106) related to percentage rents during the current quarter and six month period, compared to prior year periods.  Revenues from the Company’s real estate portfolio are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under GAAP do not fluctuate significantly; however, future rental revenues could be affected by lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage interest expense increased $49 and $79 for the three and six months ended June 30, 2010, compared to that reported in the corresponding periods of 2009.  These increases are primarily the result of additional interest from a mortgage associated with a property acquired in the fourth quarter of 2009, partially offset by reduced mortgage interest from a mortgage that matured during the first quarter of 2009 and from continuing mortgage amortization.  As a result of this activity, mortgage interest expense from the Company’s real estate investment and management segment for 2010 will continue to be higher than that reported for the corresponding periods of 2009.

Depreciation expense associated with real properties held for rental increased $38 for the quarter and $92 for the six months ended June 30, 2010, compared to the corresponding 2009 periods, primarily attributable to depreciation expense ($44 and $103 for the three and six month periods, respectively) related to additions to real estate assets during the previous year.  As a result of the purchase of a commercial property in November 2009, depreciation expense on the Company’s properties for each of the quarters and full year of 2010 should be higher than that reported in the corresponding 2009 periods.

Other operating expenses associated with the management of real properties increased $320 for the quarter and $251 for the first half of 2010, compared to the corresponding 2009 periods.  The increase for the quarterly period primarily relates to increases in property maintenance ($91), which is the result of the timing of certain repairs and renovations, professional fees ($74), payroll and payroll related expenses ($68) and real estate taxes ($62).  For the six month period, the increase primarily relates to increases in real estate taxes ($75), professional fees ($68), payroll and payroll related expenses ($68) and the cost of utilities ($63).  Future operating expenses of the Company’s real estate properties may vary as a result of property age, location, and vacancies.

Index

Hotel Operations

Hotel revenues increased $3,577 or 104% to $7,006 for the quarter ended June 30, 2010 and $8,030 or 123% to $14,575 for the six months ended June 30, 2010, compared to the corresponding periods of 2009.  These increases primarily relate to additional revenues ($3,126 and $7,455 for the quarter and six month periods, respectively) resulting from the August 2009 acquisition of a hotel located in Miami, Florida (the “Miami Hotel”).  In addition, the Company’s hotel located in Windsor Locks, Connecticut, experienced increased food and beverage revenue ($183 and $345 for the quarter and six month periods, respectively) from its new restaurant concept which was opened during the fourth quarter of 2009.  Reported hotel revenues for each of the quarters and for the full year of 2010, as compared to the corresponding periods of 2009, are expected to increase due to the acquisition of the Miami Hotel.

Mortgage interest expense related to the Company’s hotel properties decreased $68 for the second quarter of 2010 and $92 for the six months ended June 30, 2010, compared to the corresponding periods of 2009.  These decreases primarily result from a reduction in mortgage interest associated with refinancing the mortgage on the Company’s Atlanta, Georgia hotel in March, 2010.  The Company paid $1,000 of the outstanding balance and reduced the interest rate from 6.57% to 4.5% per annum.  The refinancing did not change the maturity date which remains January 2018.  As a result, without additional refinancings or borrowings, 2010 mortgage interest should be lower in each of the quarters, than reported during the corresponding periods of 2009.

Depreciation expense associated with the Company’s hotel operations increased $230 for the three months ended June 30, 2010 and $471 for the first half of 2010, compared to the corresponding 2009 periods, primarily attributable to additional depreciation expense ($213 and $421 for the quarter and six month periods, respectively) related to the Miami Hotel acquired in August 2009.  As a result of this acquisition, depreciation expense for the full year of 2010 should be higher than that reported in 2009.

Other operating expenses related to the management of the Company’s hotels increased $2,795 to $5,338 for the second quarter and $5,622 to $10,852 for the first half of 2010, compared to the corresponding 2009 periods.  These increases are primarily due to the additional operating expenses ($2,568 and $5,532 for the quarter and six month periods, respectively) from the Miami Hotel.  At the Company’s other hotels, fluctuations in operating expenses resulted from the corresponding variances in revenues at the respective property.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$7,649	$5,201	$15,237	$10,985
Cost of sales	5,756	4,290	11,397	8,802
Selling, general and administrative expenses	1,555	1,466	3,044	3,057
Operating income (loss)	$338	$(555)	$796	$(874)

Net sales of the engineered products segment increased $2,448 or 47% for the three months ended June 30, 2010 and $4,252 or 39% for the six months ended June 30, 2010, compared with the results of the corresponding 2009 periods.  These increases are primarily related to increased demand for the Company’s automotive product line, as well as increases in the engineered and transformer product lines.  The increase in the automotive product line is primarily due to increased demand of the Company’s airbag products.  Sales of this segment are directly influenced by general economic conditions, worldwide automotive demand, and industrial capital spending.  Management remains cautiously optimistic that results will continue to improve as the economy improves.

Cost of sales as a percentage of net sales decreased 7.2% and 5.3% for the second quarter and first half of 2010, respectively, compared to the corresponding periods of 2009.  These declines are primarily attributable to the significant increase in net sales, noted above, which led to higher absorption of incurred manufacturing costs.

Index

Selling, general and administrative expenses of the engineered products segment increased $89 or 6.1% for the three months ended June 30, 2010 and decreased less than 1% for the six months ended June 30, 2010, compared to the corresponding 2009 periods.  The increase for the quarterly period is primarily related to an increase in professional fees ($64).

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $375 for the quarter ended June 30, 2010 and $252 for the first half of 2010, compared to such expenses incurred in the comparable 2009 periods, primarily attributable to increases in payroll and payroll related costs ($287 and $317 for the three and six month periods, respectively) and professional fees ($217 and $189 for the three and six month periods, respectively).  These increases are partially offset by a decrease in net periodic pension cost ($186 and $391 for the three and six month periods, respectively) in the current year.

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net gain (loss) on available-for-sale securities	$1,386	$—	$1,386	$(104)
Net realized gains on derivative instruments	—	134	—	139
Other, net	(9)	(10)	(14)	(20)
	$1,377	$124	$1,372	$15

Discontinued Operations

Losses from operations on properties sold and accounted for as discontinued operations were ($57) and ($134), on a net of tax basis, for the three and six months ended June 30, 2009.  Such amounts have been reclassified to reflect results of operations of real estate properties sold during 2009 as discontinued operations.  During the six months ended June 30, 2009, the Company recognized a non-cash impairment charge amounting to $390, on a net of tax basis, on the carrying value of a property sold during September 2009.  The Company did not consider any of its properties to be held for sale as of June 30, 2010 and no properties have been sold during the six months ended June 30, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,597 in the six months ended June 30, 2010 versus $11,149 in the comparable 2009 period.  This decrease in operating cash flow results primarily from tax refunds received in the prior year ($4,163) and working capital changes, including growth in notes and accounts receivable, net ($3,823), inventory ($1,915) and income taxes ($3,155), exclusive of the refund, and partially offset by growth in accounts payable and accrued liabilities ($2,317).

Net cash provided by investing activities was $3,690 for the six months ended June 30, 2010, as compared to net cash used in investing activities of $10,010 for the same period of 2009.  This change primarily results from the timing of the purchase or sale of available-for-sale securities ($9,036) and cash used in 2009 for the purchase of a note receivable ($5,428).

Net cash used in financing activities was $12,683 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $3,491 in the corresponding 2009 period.  This change results from an increase in the purchase and retirement of common stock ($23,414) during the first half of 2010.  Proceeds from the exercise of stock options ($3,028) and the related tax benefit ($3,577), as well as a reduction in principal payments on mortgage obligations ($635), offset the additional cash used to repurchase the Company’s outstanding stock.

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

During the remainder of this calendar year, the Company anticipates investing approximately $7,000 in additional renovations and improvements to the Miami Hotel.

At June 30, 2010, the Company’s cash and marketable securities totaled $141.0 million and working capital was $142.4 million compared to cash and marketable securities of $149.6 million and working capital of $147.4 million at December 31, 2009.  While there has been a decline in the value of certain real estate properties in the United States, real estate prices could drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may be available in the future and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

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

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 7.8% and 8.6% for the three and six months ended June 30, 2010 and 12.5% and 10.3% for the three and six months ended June 30, 2009, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

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

Refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended June 30, 2010.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company.

Index

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009.  In July 2009, the Company asked the lower court for leave to amend its complaint to correct a procedural deficiency.  The lower court granted such leave, but withdrew its earlier summary judgment motion, pending a rehearing of the matter, rendering the appeal moot.  The lower court, however, stayed the defense obligations, pending a decision based on a new hearing held in September 2009.  In March 2010, another of the insurance companies filed a motion for summary judgment relating to coverage allocations which was decided in July, 2010.  Similar motions were filed by other carriers which are currently scheduled to be heard in September of this year.  Certain matters were remanded to federal court and are currently scheduled to be heard later this month.  The Company intends to continue to vigorously defend all actions in this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended June 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	888,749	$24.47	10,749	292,792
May 1, 2010 – May 31, 2010	45,144	$22.87	5,144	287,648
June 1, 2010 – June 30, 2010	11,855	$22.98	11,855	275,793
	945,748	$24.37	27,748

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At June 30, 2010, 275,793 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.  From time to time, the Company has and may continue to purchase shares outside of these plans.

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

Date: August 9, 2010
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Secretary and
Director (Principal Financial Officer and
Principal Accounting Officer)

Index