Form 10-Q
period 2010-09-30
UNITED CAPITAL CORP /DE/
filed 2010-11-09
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The registrant had 8,948,679 shares of common stock, $.10 par value, outstanding as of November 8, 2010.

United Capital Corp. and Subsidiaries

Index

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$120,815	$124,354
Marketable securities	26,791	25,227
Notes and accounts receivable, net	8,486	7,225
Inventories	5,163	4,450
Prepaid expenses and other current assets	1,613	2,066

Total current assets	162,868	163,322

Property, plant and equipment, net	7,659	8,088
Real property held for rental, net	98,779	92,875
Investment in joint venture	4,081	4,664
Noncurrent notes receivable	4,971	9,687
Other assets	5,331	4,597
Noncurrent assets of discontinued operations	—	25

Total assets	$283,689	$283,258

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,101	$1,080
Accounts payable and accrued liabilities	11,626	10,134
Income taxes payable	3,615	4,658
Deferred income taxes	1,959	96

Total current liabilities	18,301	15,968

Long-term debt	31,052	32,915
Other long-term liabilities	13,298	14,817
Deferred income taxes	9,600	9,575

Total liabilities	72,251	73,275

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 8,990 and 9,081 shares, respectively	899	908
Retained earnings	205,154	207,029
Accumulated other comprehensive income, net of tax	5,385	2,046
Total stockholders’ equity	211,438	209,983

Total liabilities and stockholders’ equity	$283,689	$283,258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INDEX

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Revenues from real estate operations	$11,711	$9,060	$36,566	$25,480
Net sales	8,484	5,659	23,721	16,644

Total revenues	20,195	14,719	60,287	42,124

Costs and expenses:
Cost of sales	6,352	4,358	17,749	13,160
Real estate operations:
Mortgage interest expense	502	510	1,541	1,562
Depreciation expense	1,264	1,002	3,727	2,902
Other operating expenses	6,339	4,625	19,983	12,401
General and administrative expenses	1,947	1,812	5,630	5,274
Selling expenses	820	764	2,399	2,325

Total costs and expenses	17,224	13,071	51,029	37,624

Operating income	2,971	1,648	9,258	4,500

Other income (expense):
Interest and dividend income	873	999	2,678	2,661
Other income and (expense), net	(64)	(9)	1,308	6

Total other income	809	990	3,986	2,667

Income from continuing operations before income taxes	3,780	2,638	13,244	7,167

Provision for income taxes	779	1,020	3,597	2,690

Income from continuing operations	3,001	1,618	9,647	4,477

Discontinued operations:
(Loss) income from discontinued operations, net of tax (benefit) provision of ($2), $0, $4 and ($78), respectively	(4)	(1)	6	(117)
Net gain (loss) on disposal of discontinued operations, net of tax provision (benefit) of $386, ($16), $386 and ($276), respectively	578	(24)	578	(414)
Income (loss) from discontinued operations	574	(25)	584	(531)

Net income	$3,575	$1,593	$10,231	$3,946

Basic earnings per share:
Income from continuing operations	$.33	$.18	$1.07	$.50
Income (loss) from discontinued operations	.07	—	.06	(.06)
Net income per share	$.40	$.18	$1.13	$.44

Diluted earnings per share:
Income from continuing operations	$.31	$.16	$.99	$.46
Income (loss) from discontinued operations	.06	—	.06	(.06)
Net income per share assuming dilution	$.37	$.16	$1.05	$.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INDEX

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$10,231	$3,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,130	3,189
(Gain) loss on disposal of discontinued operations, net of tax	(578)	414
Net (gain) loss on available-for-sale securities	(1,386)	104
Net realized gains on derivative instruments	—	(139)
Deferred income taxes	89	(367)
Other, net	(27)	(459)
Changes in assets and liabilities:
Notes and accounts receivable, net	(680)	885
Inventories	(713)	1,917
Prepaid expenses and other current assets	453	388
Other assets	(729)	(512)
Accounts payable and accrued liabilities	1,492	(74)
Income taxes payable	(1,429)	4,874
Other long-term liabilities	(1,519)	(357)
Net cash provided by operating activities of continuing operations	9,334	13,809
Operating activities of discontinued operations	—	194
Net cash provided by operating activities	9,334	14,003

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,847)	(3,939)
Proceeds/maturities from sale of available-for-sale securities	5,478	622
Proceeds from sale of real estate assets	989	3,258
Proceeds from sale of derivative instruments	—	135
Purchase of notes receivable	—	(9,428)
Principal payments on notes receivable	36	33
Acquisition of property, plant and equipment	(1,071)	(476)
Acquisition of/additions to real estate assets	(3,084)	(2,093)
Business acquisition, net of cash acquired	—	(17,081)
Distributions from joint venture	583	583
Net cash provided by (used in) investing activities	1,084	(28,386)

Cash flows from financing activities:
Principal payments on mortgage obligations	(1,842)	(2,465)
Purchase and retirement of common stock	(24,608)	(2,553)
Proceeds from exercise of stock options	7,387	5,344
Tax benefit from exercise of stock options	5,106	2,097
Net cash (used in) provided by financing activities	(13,957)	2,423
Net decrease in cash and cash equivalents	(3,539)	(11,960)
Cash and cash equivalents, beginning of period	124,354	138,142
Cash and cash equivalents, end of period	$120,815	$126,182

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,509	$1,539
Taxes	$1,025	$762

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

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the nine months ended September 30, 2010 and 2009, the Company purchased and retired 1,009 and 136 shares of common stock for an aggregate purchase price of $24,608 and $2,553, respectively.

During the nine months ended September 30, 2010 and 2009, the Company received proceeds of $7,387 and $5,344 from the exercise of options to purchase 918 and 760 shares of the Company’s common stock, respectively, and recorded a tax benefit of $5,106 and $2,097, respectively, to retained earnings related to such exercises.

3.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$3,001	$1,618	$9,647	$4,477

Denominator:
Basic – weighted-average shares outstanding	9,002	9,106	9,038	8,954
Dilutive effect of employee stock options	544	869	685	799
Diluted – weighted-average shares outstanding	9,546	9,975	9,723	9,753

Basic earnings per share – continuing operations	$.33	$.18	$1.07	$.50
Diluted earnings per share – continuing operations	$.31	$.16	$.99	$.46

Potentially dilutive securities related to outstanding options to purchase 740 shares of the Company’s common stock for the nine months ended September 30, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

INDEX

4.           Stock-Based Compensation

The Company had two stock option plans, the Incentive and Non-Qualified Stock Option Plan and the 1988 Joint Incentive and Non-Qualified Stock Option Plan, under which qualified and non-qualified options could be granted to key employees to purchase the Company’s common stock at the fair market value on the date of grant.  Under both plans, the options typically became exercisable in three equal installments, beginning one year from the date of grant.  Stock options generally expired ten years from the date of grant.  Each plan has expired and accordingly, there are no options available for grant under these plans.

As of September 30, 2010 and December 31, 2009, the Company had outstanding options to purchase 2,267 and 3,185 shares with a weighted-average exercise price of $15.26 and $13.18 per share, respectively.   As of September 30, 2010, these options had a weighted-average remaining contractual term of 1.7 years and an aggregate intrinsic value of $20,570.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on September 30, 2010 ($24.33) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.

5.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2010:
Equity securities	$18,439	$8,712	$(507)	$26,644
Bonds	67	81	(1)	147
	$18,506	$8,793	$(508)	$26,791
December 31, 2009:
Equity securities	$21,860	$4,239	$(1,128)	$24,971
Bonds	220	41	(5)	256
	$22,080	$4,280	$(1,133)	$25,227

Proceeds/maturities from the sale of available-for-sale securities, as well as the gains and losses recognized in earnings on available-for-sale securities, included in the determination of net income are as follows:

	Nine Months Ended September 30,
	2010	2009
Proceeds/maturities	$5,478	$622
Gains recognized in earnings	$1,386	$—
Losses recognized in earnings	$—	$(104)

6.       Inventories

The components of inventories are as follows:
	September 30, 2010	December 31, 2009
Raw materials	$2,317	$1,817
Work in process	411	529
Finished goods	2,435	2,104
	$5,163	$4,450

INDEX

7.       Real Estate

Property acquisition

In May 2009, the Company purchased a non-performing mortgage note encumbering a property located in Jericho, New York which was subject to a foreclosure action.  During September 2010, the Company reclassified the investment to real property held for rental as the Company has since received title to the property.

Property sales

During the nine months ended September 30, 2010, the Company divested itself of two commercial properties which had a net book value of $25 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $989 resulting in a gain of $578, on a net of tax basis.

In the first nine months of 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $3,258 resulting in a net loss of $414, on a net of tax basis.

The results of operations of properties sold prior to September 30, 2010 have been reclassified to discontinued operations, on a net of tax basis, for the three and nine months ended September 30, 2009.   Summarized financial information of these properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$44	$21	$196
Depreciation expense	—	—	—	194
Other operating expenses	6	45	11	197
(Loss) income from operations	$(6)	$(1)	$10	$(195)

Properties held for sale

As of September 30, 2010, there were no properties considered by the Company to be held for sale.

8.       Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Equity securities	$26,644	$24,641	$2,003	$—
Bonds	147	147	—	—
	$26,791	$24,788	$2,003	$—
December 31, 2009:
Equity securities	$24,971	$22,782	$2,189	$—
Bonds	256	251	5	—
	$25,227	$23,033	$2,194	$—

INDEX

The carrying amount of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such items.  The estimated fair value of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$5,022	$5,783	$5,057	$6,024
Note receivable – non-performing	$—	$—	$5,428	$5,428
Long-term debt, including current portion	$32,153	$27,091	$33,995	$30,847

The fair value of notes receivable is estimated using discounted cash flow analyses, with interest rates comparable to loans with similar terms and borrowers of similar credit quality.  In May 2009, the Company purchased a non-performing mortgage note for $5,428 encumbering a property located in Jericho, New York which was subject to a foreclosure action.  During September 2010, the Company reclassified the investment to real property held for rental as the Company has since received title to the property.  The fair value of long-term debt is estimated based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements.

9.       Pension Plan

Net periodic pension income (cost) for the Company’s noncontributory defined benefit pension plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$(15)	$(61)	$(45)	$(202)
Interest cost	(172)	(189)	(515)	(568)
Expected return on plan assets	193	131	587	403
Amortization of net loss	—	(62)	—	(184)
Net periodic pension income (cost)	$6	$(181)	$27	$(551)

During the first quarter of 2010, the Company contributed $650 to the pension plan.  The Company anticipates that it will make an additional contribution of approximately $550 in the first quarter of 2011.

10.       Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$3,575	$1,593	$10,231	$3,946
Other comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale securities, net of tax effect of ($661), ($1,378), ($2,284) and ($2,744), respectively	1,226	2,561	4,240	5,097

Reclassification adjustment for net (gains) losses realized in net income, net of tax effect of $485 and ($36), respectively	—	—	(901)	68
Comprehensive income	$4,801	$4,154	$13,570	$9,111

Accumulated other comprehensive income included as a component of stockholders’ equity at September 30, 2010 and December 31, 2009 consists of net unrealized gains on available-for-sale securities of $5,385 and $2,046, which are net of $2,900 and $1,101 of tax, respectively.

INDEX

11.       Business Segments

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

Operating results of the Company's business segments are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues and sales:
Real estate investment and management	$5,536	$4,944	$15,816	$14,819
Hotel operations	6,175	4,116	20,750	10,661
Engineered products	8,484	5,659	23,721	16,644
	$20,195	$14,719	$60,287	$42,124
Operating income (loss):
Real estate investment and management	$3,423	$2,997	$9,518	$9,104
Hotel operations	183	(74)	1,797	(489)
Engineered products	567	(173)	1,363	(1,047)
General corporate expenses	(1,202)	(1,102)	(3,420)	(3,068)
	2,971	1,648	9,258	4,500
Other income	809	990	3,986	2,667
Income from continuing operations before income taxes	$3,780	$2,638	$13,244	$7,167

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8,500 and $8,800 recorded in accounts payable and accrued liabilities and other long-term liabilities at September 30, 2010 and December 31, 2009, respectively, to cover such matters.

INDEX

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

15.  Subsequent Events

In October 2010, the Company purchased a non-performing mortgage note which has approximately $60,000 in total outstanding obligations secured by a 254-room hotel located in Long Branch, New Jersey.  The Company intends to pursue all legal remedies in connection with the note, up to and including foreclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data or as otherwise noted)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of United Capital Corp. (the “Company”) and related notes thereto.

Results of Operations:  Three and Nine Months Ended September 30, 2010 and 2009

Total revenues for the three and nine months ended September 30, 2010 were $20,195 and $60,287, reflecting increases of $5,476 and $18,163, respectively, compared to the corresponding 2009 periods.  These increases were primarily a result of the acquisition of a hotel in August 2009 and increasing net sales of the engineered products segment in each quarter of the current year over the same period last year.  These increases resulted in higher operating income of $1,323 or 80% for the third quarter and $4,758 or 106% for the first nine months of 2010, compared to the same 2009 periods.  Net income was $3,575 for the current quarter, an increase of $1,982 or 124%, compared to the third quarter of 2009.  On a per share basis, net income was $.40 per basic share for the three months ended September 30, 2010 versus $.18 per basic share for the same period last year.  In the nine months ended September 30, 2010, net income was $10,231 or $1.13 per basic share, an increase of $6,285 or 159%, compared to the corresponding 2009 period.

INDEX

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,536	$6,175	$11,711	$15,816	$20,750	$36,566
Mortgage interest expense	86	416	502	262	1,279	1,541
Depreciation expense	615	649	1,264	1,832	1,895	3,727
Other operating expenses	1,412	4,927	6,339	4,204	15,779	19,983
Income from operations	$3,423	$183	$3,606	$9,518	$1,797	$11,315

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$4,944	$4,116	$9,060	$14,819	$10,661	$25,480
Mortgage interest expense	36	474	510	133	1,429	1,562
Depreciation expense	578	424	1,002	1,703	1,199	2,902
Other operating expenses	1,333	3,292	4,625	3,879	8,522	12,401
Income (loss) from operations	$2,997	$(74)	$2,923	$9,104	$(489)	$8,615

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $592 or 12.0% to $5,536 for the quarter ended September 30, 2010 and $997 or 6.7% to $15,816 for the nine months ended September 30, 2010, compared to the corresponding periods of 2009.  These increases are primarily the result of recent property acquisitions ($676 and $902 for the three and nine month periods, respectively).  In general, rental revenues from the Company’s real estate properties do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations and by the purchase or sale of additional properties.

Mortgage interest expense increased $50 for the third quarter and $129 for the nine months ended September 30, 2010, compared to that reported in the corresponding periods of 2009.  These increases are primarily the result of additional interest from a mortgage associated with a property acquired in the fourth quarter of 2009, partially offset by continuing mortgage amortization.  The increase in the nine month period is also partially offset by reduced mortgage interest from a mortgage that matured during the first quarter of 2009.  As a result, mortgage interest expense from the Company’s real estate investment and management segment for 2010 will continue to be higher than that reported in 2009.

Depreciation expense associated with real properties held for rental increased $37 and $129 for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily attributable to depreciation expense ($36 and $139 for the three and nine month periods, respectively) related to additions to real estate assets during the previous year.  As a result, this trend is expected to continue in the fourth quarter.

INDEX

Other operating expenses associated with the management of real properties increased $79 for the third quarter and $325 for the nine months ended September 30, 2010, compared to the corresponding 2009 periods.  The increase for the quarterly period primarily relates to increases in property maintenance ($111), which is the result of the timing of certain repairs and renovations.  For the nine month period, the increase primarily relates to increases in real estate taxes ($104), property maintenance ($85) and the cost of utilities ($67).  Due to the extent of property age, location and vacancies, certain operating expenses could fluctuate in the future from those previously incurred.

Hotel Operations

Hotel revenues increased $2,059 or 50% to $6,175 for the third quarter and $10,089 or 95% to $20,750 for the nine months ended September 30, 2010, compared to the corresponding periods of 2009.  These increases primarily relate to additional revenues ($1,953 and $9,408 for the quarter and nine month periods, respectively) resulting from the acquisition of the Miami, Florida hotel in August 2009.  Hotel revenues for the full year of 2010 will be higher than that reported in 2009 as a result of this acquisition.

Mortgage interest expense related to the Company’s hotel properties decreased $58 for the three months and $150 for the nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009.  These decreases primarily result from a reduction in mortgage interest associated with refinancing the mortgage on the Company’s Atlanta, Georgia hotel in March, 2010.  The Company reduced the outstanding balance by $1,000 and reduced the interest rate from 6.57% to 4.5% per annum.  The refinancing did not change the maturity date which remains January 2018.  As a result, without additional refinancings or borrowings, mortgage interest for the fourth quarter and full year of 2010 should be lower than that reported during the same 2009 periods.

Depreciation expense associated with the Company’s hotel operations increased $225 for the quarter and $696 for the nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily attributable to additional depreciation expense ($191 and $612 for the quarter and nine month periods, respectively) related to the Miami Hotel.  As a result of this acquisition, depreciation expense for the full year of 2010 should be higher than that reported in 2009.

Other operating expenses related to the management of the Company’s hotel properties increased $1,635 to $4,927 for the third quarter and $7,257 to $15,779 for the nine months ended September 30, 2010, compared to the corresponding 2009 periods.  These increases result from the additional operating expenses ($1,610 and $7,142 for the quarter and nine month periods, respectively) of the Miami Hotel.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$8,484	$5,659	$23,721	$16,644
Cost of sales	6,352	4,358	17,749	13,160
Selling, general and administrative expenses	1,565	1,474	4,609	4,531
Operating income (loss)	$567	$(173)	$1,363	$(1,047)

Net sales of the engineered products segment increased $2,825 or 50% for the third quarter and $7,077 or 43% for the nine months ended September 30, 2010, compared with the results of the corresponding 2009 periods.  The increase in the current quarter primarily results from increased demand for the Company’s engineered, transformer and automotive product lines.  The increase for the nine month period is primarily related to increased demand for the Company’s automotive product line as well as its engineered and transformer product lines.  With gradual improvements in the economy, including growing automotive sales and necessary capital replacements, the Company’s engineered products sales have increased.  Management remains cautiously optimistic that results will continue to improve as the economy improves.

Cost of sales as a percentage of net sales decreased 2.1% and 4.2% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009.  These declines are primarily attributable to the significant increase in net sales, noted above, which led to higher absorption of incurred manufacturing costs.  The Company has also experienced higher raw material costs for certain products as a result of higher worldwide demand and a weaker U.S. dollar, which partially offset these declines.

INDEX

Selling, general and administrative expenses of the engineered products segment increased $91 or 6.2% for the third quarter and $78 or 1.7% for the nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily related to the increases in sales, noted above.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $100 and $352 for the three and nine months ended September 30, 2010, respectively, compared to such expenses incurred in the comparable 2009 periods.  The increase for the quarterly period was primarily attributable to an increase in professional fees ($212), partially offset by a decrease in net periodic pension cost ($186).  In the nine month period, the increase results from increases in professional fees ($401) and payroll and payroll related costs ($262), partially offset by a decrease in net periodic pension cost ($577).

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net gain (loss) on available-for-sale securities	$—	$—	$1,386	$(104)
Net realized gains on derivative instruments	—	—	—	139
Other, net	(64)	(9)	(78)	(29)
	$(64)	$(9)	$1,308	$6

Discontinued Operations

Losses from operations on properties sold and accounted for as discontinued operations were ($4) and ($1), on a net of tax basis, for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, income from operations on properties sold were $6, on a net of tax basis, compared to a loss of ($117), on a net of tax basis, for the corresponding period of 2009.  Such amounts have been reclassified to reflect results of operations of real estate properties sold during 2010 and 2009 as discontinued operations.  Net gains on the disposal of real estate assets accounted for as discontinued operations were $578, on a net of tax basis, for each of the three and nine month periods ended September 30, 2010.  This compares to net losses on the disposal of real estate assets of ($24) and ($414), on a net of tax basis, for the three and nine months ended September 30, 2009.  The Company did not consider any of its properties to be held for sale as of September 30, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,334 in the nine months ended September 30, 2010 versus $14,003 in the comparable period of 2009.  This decline primarily results from changes in working capital, including income taxes payable ($6,303), which includes refunds received in the prior year ($4,163), notes and accounts receivable, net ($1,565) and inventory ($2,630).  These declines are partially offset by an increase in operating income before depreciation ($5,593) in the current year.

Net cash provided by investing activities was $1,084 for the nine months ended September 30, 2010, compared to net cash used in investing activities of $28,386 for the same period of 2009.  This change primarily results from cash used in a business acquisition, net of cash acquired, in August 2009 ($17,081), the purchase of notes receivables ($9,428) during the prior year, and the additional net cash provided by the purchase or sale of available-for-sale securities ($6,948) in the current year.  These increases in cash flow year-over-year are partially offset by lower proceeds received from the sale of real estate assets in the current year ($2,269).

INDEX

Net cash used in financing activities was $13,957 for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $2,423 in the corresponding period of 2009.  This change results from an increase in the purchase and retirement of common stock ($22,055) during the nine months ended September 30, 2010, compared to that purchased during the same 2009 period.  Additional proceeds from the exercise of stock options ($2,043) and the related tax benefit ($3,009), as well as a reduction in principal payments on mortgage obligations ($623), offset the additional cash used to repurchase the Company’s outstanding stock.

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

Over the next few months, the Company anticipates investing approximately $6,000 in additional renovations and improvements to the Miami Hotel.

At September 30, 2010, the Company’s cash and marketable securities totaled $147.6 million and working capital was $144.6 million compared to cash and marketable securities of $149.6 million and working capital of $147.4 million at December 31, 2009.  While there has been a decline in the value of certain real estate properties in the United States, real estate prices could drop even further.  Management has limited acquisitions to those select properties that meet the Company's stringent financial requirements.  Management believes that opportunities to acquire additional properties at favorable prices may be available in the future and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

In October 2010, the Company purchased a non-performing mortgage note which has approximately $60,000 in total outstanding obligations secured by a 254-room hotel located in Long Branch, New Jersey.  The Company intends to pursue all legal remedies in connection with the note, up to and including foreclosure.

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

INDEX

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 8.8% and 8.7% for the three and nine months ended September 30, 2010 and 11.3% and 10.7% for the three and nine months ended September 30, 2009, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

While there have been signs of improvement in the U.S. economy, the current global economic weakness and high unemployment continue to pressure results of the Company’s engineered products and hotel segments.  These factors are expected to continue to impact the Company throughout the year and into 2011.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

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

Refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended September 30, 2010.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2008, an insurance company for one of the Company’s subsidiaries, purchased as part of a bankruptcy reorganization, filed suit in Supreme Court of the State of New York against such entity’s other insurance companies seeking, among other things, contribution for insurance settlements from carriers, some of which now claim to be exhausted.  The complaint also names the Company’s subsidiary and several underlying claimants with whom such settlements were reached.  The action challenges the exhaustion of the underlying policies and seeks contribution as well as a declaration of the rights, duties and liabilities of the parties under the insurance policies.  In June 2008, the Company removed the action to the U.S. Court for the Southern District of New York.  Plaintiffs and certain defendants contested the removal.  In October 2008, a stipulation was reached to remand certain issues to State Court while staying the remaining issues in Federal Court.  Plaintiffs have also agreed to dismiss the underlying claimants.  In February 2009, the Company succeeded on a motion for summary judgment against one of the primary insurance companies who claimed exhaustion.  The insurance company was ordered to defend the underlying actions and reimburse certain costs to the other carriers.  This decision was appealed by the carrier in April 2009.  In July 2009, the Company asked the lower court for leave to amend its complaint to correct a procedural deficiency.  The lower court granted such leave, but withdrew its earlier summary judgment motion, pending a rehearing of the matter, rendering the appeal moot.  The lower court, however, stayed the defense obligations, pending a decision based on a new hearing held in September 2009.  In March 2010, another of the insurance companies filed a motion for summary judgment relating to coverage allocations which was decided in July, 2010.  Similar motions were filed by other carriers.  One such matter was heard in September 2010 with the court granting plaintiffs motion, in part, and also granting the Company’s counter motion.  All remaining motions are pending and not currently scheduled.  Certain matters were remanded to federal court and heard in September 2010.  A decision is pending.  The Company intends to continue to vigorously defend all actions in this matter.  The Company is subject to various other litigation, legal and regulatory matters that arise in the ordinary course of business activities.  When management believes it is probable that a liability has been incurred and such amounts are reasonably estimable, the Company provides for amounts that include judgments and penalties that may be assessed.  These liabilities are usually included in accounts payable and accrued liabilities or other long-term liabilities in the Condensed Consolidated Financial Statements, depending on the anticipated payment date.  Based on the facts presently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, new or additional facts or an adverse judgment by a court, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s repurchases of common stock during the three months ended September 30, 2010:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	28,360	$24.86	28,360	247,433
August 1, 2010 – August 31, 2010	8,976	$23.34	8,976	238,457
September 1, 2010 – September 30, 2010	4,152	$24.13	4,152	234,305
	41,488	$24.46	41,488

INDEX

As previously announced, the Board of Directors have approved repurchase plans for the Company’s common stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At September 30, 2010, 234,305 shares remain to be purchased under such plans.  These authorizations are ongoing and have no expiration date.  From time to time, the Company has and may continue to purchase shares outside of these plans.

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

Date: November 8, 2010
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)