Form 10-K
period 2010-12-31
UNITED CAPITAL CORP /DE/
filed 2011-03-30
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  o  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

The aggregate market value of the shares of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $44,284,000.

The number of shares of the registrant’s $.10 par value common stock outstanding as of March 25, 2011 was 8,955,347.

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

Description of Business

Real Estate Investment and Management

The Company is engaged in the business of investing in and managing real estate properties and the making of high-yield, short-term loans secured by desirable properties.  Most real estate properties owned by the Company are leased under net leases whereby the tenants are responsible for all expenses relating to the leased premises, including taxes, utilities, insurance, and maintenance.  The Company owns properties that it manages which are leased primarily as department stores, shopping centers, restaurants, and office buildings around the country.  The Company also owns child-care centers located in New York City, several of which are operated by the City of New York.  In addition, the Company owns properties available for sale and lease with the assistance of a consultant or realtor working in the locale of the premises.

The majority of properties are leased to single tenants.  As of December 31, 2010, 98.7% of the total square footage of the Company’s real estate properties was leased.

Hotel Operations

The Company’s hotel operations segment consists of four full and limited-service hotels located in the United States which are managed by the Company.

The hotel industry is seasonal in nature.  However, the periods during which the Company’s properties experience higher or lower levels of demand vary from property to property and depend principally upon location.  Three of the Company’s hotels are located in the vicinity of an airport which, during extreme weather conditions, may be favorably impacted from transient guests.  Although lodging demand improved during 2010, the properties continue to experience fluctuations in occupancy based on economic conditions.

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

The Company also designs and manufactures transformers marketed under the AFP Transformers and EPOXYCAST™ brand names for a wide variety of applications including variable frequency motor drive systems, manufacturing machine tools, utility company substations, semiconductor fabrication equipment, and industrial furnaces.  These products also include custom magnetics for transit vehicle traction systems, as well as components in solar and wind energy, nuclear power, electric vehicle batteries and power quality and conditioning systems.  The Company’s EPOXYCAST™ transformers provide a unique capability that offers epoxy molded resin to protect the transformer’s coils from environmental conditions that could cause corrosion or rust to unprotected copper coil windings.  The Company’s transformer product line is sold domestically and internationally.

Sales by the engineered products segment to Autoliv and General Motors, its largest customers, accounted for 13.9% and 10.4% of the segment’s sales for the year ended December 31, 2010, respectively.  For the year ended December 31, 2009, sales by the engineered product segment to General Motors accounted for 10.8% of the segment’s sales.  No other customer exceeded 10% of the segment’s sales during the last two years.

Approximately 16.6% and 17.8%, respectively, of 2010 and 2009 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Summary Financial Information

The following table sets forth the revenues, operating income and identifiable assets of each business segment of the Company (table in thousands).

Years ended December 31,	2010	2009
Net revenues and sales:
Real estate investment and management	$20,914	$19,491
Hotel operations	$27,839	$17,253
Engineered products	$31,931	$23,031

Operating income (loss):
Real estate investment and management	$12,227	$11,812
Hotel operations	$2,066	$(677)
Engineered products	$1,796	$(653)

Identifiable assets
Real estate investment and management and corporate assets	$227,031	$223,308
Hotel operations	$55,767	$49,558
Engineered products	$13,330	$10,392

Distribution

The Company’s manufactured products are distributed by a direct sales force and through distributors to industrial consumers and original equipment manufacturers.

Product Methods and Sources of Raw Materials

The Company’s products are manufactured at facilities owned by the Company and a leased facility in Tijuana, Mexico.  Raw materials used in the Company’s engineered products segment, which consist primarily of stainless steel wire, steel-related products, and copper, are typically purchased from multiple suppliers throughout the world.  The price and availability of raw materials can be volatile due to numerous factors beyond the Company’s control, including general domestic and international economic conditions, labor costs, supply and demand, competition, import duties and tariffs, and currency exchange rates.  Although these factors could significantly affect the availability and cost of the Company’s raw materials, they are generally purchased at levels that the Company believes will satisfy the anticipated needs of the Company’s customers based upon contractual commitments, historical buying practices and market conditions.  To date, the Company has limited its exposure related to the effects that have arisen from these factors by various methods including finding alternate sources or by having suppliers and/or customers absorb any additional related costs.  Although management does not expect such matters to adversely affect the Company’s financial position in the future, it is uncertain what effect, if any, such factors could have on the cost and availability of such materials.  An interruption in the supply, or a significant increase in the cost, of the Company’s raw materials could have a material adverse effect on the Company’s revenues, results of operations or cash flows.  The Company has not had and does not expect to have any problems fulfilling its raw material requirements during 2011.

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

Employees

At March 25, 2011, the Company employed approximately 470 persons, approximately 70 of which are covered by a collective bargaining agreement that expired in February 2011.  An extension of the current agreement has been approved though mid-April 2011 while the Company seeks to negotiate a new agreement.  The Company believes that its relationship with its employees is good.

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

Backlog

The dollar value of unfilled orders of the Company’s engineered products segment was approximately $2.5 million at both December 31, 2010 and 2009.  Although the total backlog did not change, fluctuations within the components did occur principally due to the growth in demand for the Company’s transformer product line, partially offset by the timing difference in the placement of customer orders for the Company’s automotive and engineered products.  It is anticipated that substantially all of the 2010 backlog will be filled in 2011.  Substantially all of the 2009 backlog was filled in 2010.  The order backlog referred to above does not include any order backlog with respect to sales of knitted wire mesh components for exhaust emission control devices, exhaust seals or airbag components because of the manner in which customer orders are received.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8.5 million and $8.8 million recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2010 and 2009, respectively, to cover such matters.

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

ITEM 1A.                    RISK FACTORS

The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements:

Changes in economic conditions, the global economy and credit markets could negatively affect our businesses, results of operations and financial condition.
Although recent economic trends appear to have stabilized, current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, increased energy costs, concerns about inflation, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have had and will continue to have a negative affect on the Company’s business segments.  If the economic and market conditions remain uncertain or weaken further, the Company may experience material adverse impacts to its businesses, financial condition and results of operations.

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
We invest funds in excess of those needed for working capital, purchasing real estate and arranging financing for real estate acquisitions in corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Significant declines in the value of these investments due to the operating performance of the companies we invest in or general economic or market conditions may result in the recognition of realized or impairment losses which could be material.

Operating results of our hotel operations are subject to conditions common in the lodging industry.
The performance of the lodging industry has traditionally been closely linked with the performance of the general economy.  It is also sensitive to business and personal discretionary spending levels.  Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, higher energy costs, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties.  The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.  Though we have seen general improvement in the economy, we cannot assure that these conditions will continue to improve or that the recovery is sustainable.  Worsening of the U.S. economy, if experienced, could have an adverse impact on the operating results of our hotels.

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

As certain of our hotels operate under franchise agreements, termination of these agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels.
Certain of our hotels operate under franchise agreements with international franchisors.  In general, under these arrangements, the franchisor provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition.  If we fail to maintain these required standards, then the franchisor may terminate its agreement with us.  Moreover, from time to time, we may receive notices from franchisors regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance.  Any disputes arising under these agreements could also lead to a termination of a franchise agreement.  In addition, as our franchise or management agreements expire, we may not be able to renew them on favorable terms or at all.  If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, leverage opportunity or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system.  Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand.

Our engineered products segment relies on significant customers and has a concentration of customers in the automotive industry.
The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers accounted for significant portions of these sales.  For the year ended December 31, 2010, sales by the engineered products segment to Autoliv and General Motors, its largest customers, accounted for 13.9% and 10.4% of the segment’s sales, respectively.  Since our engineered products segment accounted for 39.6% of our consolidated revenues in 2010, the loss of Autoliv or General Motors as a customer, or a significant decline in sales to either of them, would adversely affect our revenues, cash flows and results of operations.

In addition, the deterioration in the global economy in 2008 and 2009 negatively impacted business activity in general, and specifically the engineered product markets in which the Company operates.  These conditions had a dramatic impact on global automotive production and, in turn, negatively impacted sales of our automotive product line.  During 2009, the automotive industry experienced its lowest domestic selling rate in decades.  While modest signs of recovery were evident during 2010, the automotive industry is still recovering from the effects of the unprecedented declines in consumer demand and this recovery could be adversely affected by rising fuel and energy costs.  Weakness or deteriorating conditions in the global economy that results in another reduction or continued depressed levels of automotive production, sales by our largest customers, customer bankruptcies, or increased demands on the Company for pricing decreases, have had, and will continue to have, a significant adverse affect on the Company’s financial results and cash flows.

Our engineered products segment could be adversely affected by technological and regulatory changes.
Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. Our ability to anticipate changes in technology and regulatory standards, including those related to climate changes, and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive.  There can be no assurance that we will be able to achieve the technological advances that may be necessary for the Company to remain competitive or that certain of our products will not become obsolete.  We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

Our markets are highly competitive.
The markets for our engineered products are highly competitive.  We compete with a number of other manufacturers that produce and sell similar products.  We cannot assure that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own.  Some of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.  In addition, the global economy continues to be in a period of weak economic growth.  While increases in demand for our engineered products during 2010 are encouraging, it is uncertain whether such recoveries are sustainable or to what extent the Company will benefit from increased demand.  Declines in sales of our engineered products segment could negatively impact our financial results and cash flows.

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
Our engineered products business relies in large part upon our proprietary scientific and engineering “know-how” and production techniques.  Historically, patents have not been an important part of the protection of our intellectual property rights.  We rely upon the laws regarding unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property.  We limit access to and distribution of our proprietary information.

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

We may be adversely affected by regulations related to climate change.
Government regulatory bodies in the United States are contemplating introducing regulatory changes in response to the potential impacts of climate change including control of greenhouse gas emissions and limiting carbon emissions.  These laws and regulations may impact each of the Company’s business segments in different ways.  Each of our segments could be impacted directly through potential higher costs for energy and from additional capital needed to modify our buildings and hotels with energy efficient lighting and heating.  In addition, our engineered products segment could also incur higher costs for its raw materials.   Furthermore, as automotive manufacturers continue to look for ways to lessen environmental impacts and reduce oil dependence, our engineered products segment could obtain business opportunities related to the manufacturing of automotive parts that assist in the reduction of carbon and other emissions.  On the other hand, as automotive manufacturers move towards the production of hybrid and electric vehicles to comply with the potential new regulations, certain of our engineered products could become obsolete.  Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

Our stock price may be volatile.
The market price of our common stock has fluctuated substantially in the past and may be volatile in the future.  In addition, our common stock has from time to time been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near asking prices at any given time may be relatively small or non-existent.  Also, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

Mr. A.F. Petrocelli can control the outcome of all matters requiring stockholder approval.
As of the date of this Annual Report on Form 10-K, Mr. A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, beneficially owns, in the aggregate, approximately 70.0% of the Company’s outstanding common stock (exclusive of options).  Such amount includes shares held by his wife but does not include shares held by the adult children or grandchildren of Mr. Petrocelli.  Accordingly, Mr. Petrocelli is able to exercise considerable influence over the outcome of all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers or other business combinations.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None

ITEM 2.                    PROPERTIES

Real Property Held for Rental or Sale

As of March 25, 2011, the Company owned 150 properties throughout the United States.  The properties are primarily leased under long-term net leases.

The Company’s classification and gross carrying value of its properties at December 31, 2010 are as follows:

(Dollars in thousands)	Gross Carrying Value	Percentage	Number of Properties	Aggregate Value of Encumbrances	Number of Properties Encumbered
Shopping centers and retail outlets	$62,375	36.1%	18	$1,265	1
Commercial properties	52,986	30.7	83	10,291	3
Hotel properties	48,110	27.8	4	26,330	3
Child care centers	5,888	3.4	9	—	—
Other	3,514	2.0	36	—	—
	$172,873	100.0%	150	$37,886	7

The following summarizes the Company’s properties by geographic area at December 31, 2010:

(Dollars in thousands)	Gross Carrying Value	Number of Properties
Northeast	$84,821	95
Southeast	36,539	17
Midwest	33,734	24
Southwest	5,435	4
Pacific Coast	9,146	3
Pacific Northwest	861	4
Rocky Mountain	2,337	3
	$172,873	150

Shopping Centers and Retail Outlets

Shopping centers and retail outlets include 11 department stores and miscellaneous other properties, primarily leased under net leases.  The tenants are responsible for taxes, maintenance, and all other expenses of the properties.  The leases for certain shopping centers and retail outlets provide for additional rents based on sales volume and renewal options at higher rents.  The department stores include seven properties leased to Kmart Corporation (“Kmart”) and two Macy’s stores, with a total of approximately 657,000 and 364,000 square feet, respectively.  The Kmart stores are primarily located in the Midwest region of the United States.  The Macy’s stores are located in the Pacific Coast and Southwest regions of the United States.  The Company has one shopping center and retail outlet subject to an encumbrance of approximately $1,265,000 at December 31, 2010.  In addition, one of the Company’s properties is held through a long-term ground lease with a gross carrying value of approximately $514,000.

Commercial Properties

Commercial properties consist of properties leased as 49 restaurants, 7 Midas Muffler Shops, two convenience stores, seven office buildings and miscellaneous other properties.  These properties are primarily leased under net leases, which in certain cases have renewal options at higher rents.  Certain of these leases also provide for additional rents based on sales volume.  The restaurants, located throughout the United States, include properties leased as Boston Market, Dunkin’ Donuts, Hardee’s, Kentucky Fried Chicken, McDonald’s, Papa Gino’s, Pizza Hut, and Wendy’s.  The Company has three commercial properties subject to encumbrances of approximately $10,291,000 at December 31, 2010.  In addition, three of the Company’s properties are held through long-term ground leases with a gross carrying value of approximately $1,760,000.

Child Care Centers

The Company has two schools and seven day-care centers located in New York City, six of which are leased to the City of New York.  The City of New York is responsible for real estate taxes and certain maintenance costs on the properties they lease, while the Company maintains insurance and certain other maintenance obligations.  All such leases provide for the reimbursement of operating costs above base year levels, and certain leases include rental increases and renewal options.

Hotel Properties

The Company’s hotel properties are comprised of almost 900 rooms, over 42,000 square feet of meeting space, and a convention center with approximately 160,000 square feet of exhibit and meeting space available from its four full and limited-service hotels located in Connecticut, Florida, Georgia and New York State.  The full-service hotels operate under DoubleTree by Hilton and Radisson franchise agreements, while the limited-service hotel operates as an independent.  Each property is managed by the Company with on-site managers responsible for all day-to-day operations.  Three of these hotels are subject to encumbrances in the aggregate of approximately $26,330,000 at December 31, 2010.

Manufacturing Facilities

The Company’s engineered products are manufactured at 970 New Durham Road, Edison, New Jersey, in a one-story building having approximately 55,000 square feet of floor space, and also in a second facility at 206 Talmadge Road, Edison, New Jersey, which has approximately 55,000 square feet of floor space.  These facilities are owned by a subsidiary of the Company.  The engineered products segment also leases a manufacturing facility in Tijuana, Mexico, with approximately 69,000 square feet of floor space.

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

	2010		2009
	High	Low	High	Low
First Quarter	$26.15	$21.85	$21.89	$13.95
Second Quarter	$27.41	$20.33	$23.45	$16.30
Third Quarter	$26.43	$20.50	$25.00	$17.70
Fourth Quarter	$33.05	$24.50	$24.17	$17.55

As of March 25, 2011, there were approximately 155 record holders of the Company’s Common Stock.  The closing sales price for the Company’s Common Stock on such date was $28.82.  The Company has not declared a dividend during the past two years.  While the Company does not currently expect to pay additional dividends, the Board of Directors could reevaluate this position in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchases of common stock during the three months ended December 31, 2010:

Issuer Purchases of Equity Securities
(Table in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 — October 31, 2010	41	$23.34	41	193

As previously announced, the Board of Directors have approved repurchase plans for the Company’s Common Stock, which may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  At December 31, 2010 approximately 193,000 shares remain available to be purchased under such plans.  These authorizations are ongoing and have no expiration date.

Equity Compensation Plan Information

The Company maintained two stock option plans.  Both plans provided for the granting of incentive or non-qualified stock options.  The Company has no outstanding warrants or rights or plans which provide for the grant or issuance of warrants or rights.  The following table gives information about stock option awards under these plans as of December 31, 2010.  See Note 10 of Notes to Consolidated Financial Statements for further discussion on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,260,000	$15.26	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,260,000	$15.26	—

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

Results of Operations:  2010 and 2009

Total revenues for the year ended December 31, 2010 were $80.7 million, an increase of $20.9 million or 35%, compared to $59.8 million for the year ended December 31, 2009, primarily a result of the acquisition of a hotel in August 2009 and a 39% increase in net sales of the engineered products segment.  Operating income benefited from the increased revenues, growing $5.4 million or 81% for the twelve months ended December 31, 2010, compared to the same 2009 period.  Net income increased $7.0 million or 124% for 2010 to $12.7 million, compared to $5.7 million for 2009.  On a per share basis, net income was $1.41 per basic share for the current year, compared to $.63 per basic share for the prior year.

Although the Company experienced increases in operating income and net income of 81% and 124%, respectively, over the prior year, concerns continue to exist over the general economic conditions globally and in the U.S.  As our businesses are affected by the availability of credit, consumer spending, business investment and overall capital market conditions, management remains cautiously optimistic that results will continue to improve as the economy recovers.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
(In thousands)	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$20,914	$27,839	$48,753	$19,491	$17,253	$36,744
Mortgage interest expense	357	1,690	2,047	195	1,922	2,117
Depreciation expense	2,481	2,793	5,274	2,287	1,893	4,180
Other operating expenses	5,849	21,290	27,139	5,197	14,115	19,312
Operating income (loss)	$12,227	$2,066	$14,293	$11,812	$(677)	$11,135

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $1.4 million or 7.3% to $20.9 million for the year ended December 31, 2010, compared to revenues of $19.5 million for the year ended December 31, 2009, primarily as the result of additional revenues ($1.1 million) from property acquisitions.  In general, rental revenues from the Company’s real estate portfolio do not fluctuate significantly due to the long-term nature of the Company’s leases.  However, future rental revenues could be affected by lease renewals, terminations and the purchase or sale of additional properties.

Mortgage interest expense on real property held for rental increased $162,000 for the year ended December 31, 2010, compared to 2009.  The increase is primarily the result of additional interest from a mortgage associated with a property acquired in the fourth quarter of 2009 and from a mortgage obtained in December 2010 on a property located in Jericho, New York.  The increase is partially offset by reduced mortgage interest from mortgages that matured during the current and prior year and from continuing mortgage amortization.  The mortgage obtained in 2010 ($6.0 million) bears interest at 5.1% per annum, is payable monthly and matures in January 2016.  As a result of this additional obligation, mortgage interest expense from the Company’s real estate investment and management segment should increase in 2011.

Depreciation expense associated with real properties held for rental increased $194,000 for the year ended December 31, 2010, compared to 2009, primarily as a result of the additional expense ($239,000) associated with additions to real estate assets during the current and prior year.  As a result of property additions in 2010, depreciation expense is expected to rise in 2011.

Other operating expenses associated with the management of real properties increased $652,000 for the year ended December 31, 2010, compared to such expenses incurred in 2009, primarily related to increases in real estate taxes ($312,000) and property maintenance costs ($143,000).  The increase in real estate taxes is primarily related to additional taxes on new properties and changes in lease terms, while the increase in property maintenance costs is the result of the timing of certain repairs and renovations.  Operating expenses could fluctuate in the future from those previously incurred due to the extent of property age, location and vacancies.

Hotel Operations

Hotel revenues increased $10.6 million or 61% to $27.8 million for the year ended December 31, 2010, primarily resulting from additional revenues ($9.6 million) of the Miami, Florida hotel (the “Miami Hotel”) acquired in August 2009.  In addition, the Company’s hotel located in Windsor Locks, Connecticut, experienced increased revenues ($1.0 million), primarily as a result of additional food and beverage sales resulting from its new restaurant concept which began in the fourth quarter of 2009.

Mortgage interest expense related to the Company’s hotel properties decreased $232,000 for the year ended December 31, 2010, compared with 2009, primarily as a result of a reduction associated with refinancing the mortgage on the Company’s Atlanta, Georgia hotel in March, 2010.  The Company reduced the outstanding balance by $1.0 million and reduced the interest rate from 6.57% to 4.5% per annum.  The refinancing did not change the maturity date which remains January 2018.  As a result, without additional refinancings or borrowings, mortgage interest expense from the Company’s hotel operations will continue to decline with scheduled principal reductions.

Depreciation expense associated with the Company’s hotel operations increased $900,000 for the year ended December 31, 2010, versus that of 2009, primarily due to the additional depreciation ($811,000) on the Miami Hotel.  As a result of the renovations and improvements currently occurring at this property, depreciation expense for 2011 should be higher than that reported in 2010.

Other operating expenses related to the management of the Company’s hotels increased $7.2 million to $21.3 million for the year ended December 31, 2010, compared to $14.1 million in 2009, which is primarily attributable to additional operating expenses ($6.6 million) from the Miami Hotel.  Fluctuations in operating expenses at the Company’s other hotels were generally in line with the corresponding variances in revenues at the respective property.

During 2010, each of our hotels experienced increased demand from business, leisure and group travelers demonstrating signs of improvement in the economy.  The 2011 results are largely dependent on economic growth, reduced unemployment and increased business and leisure travel spending.  Although the Company expects to see higher demand in 2011, their can be no assurance as to higher demand, and accordingly, management will remain focused on continued cost management.

Engineered Products

The operating results of the Company’s engineered products segment are as follows (table in thousands):

Years ended December 31,	2010	2009
Net sales	$31,931	$23,031
Cost of sales	23,927	17,641
Selling, general and administrative expenses	6,208	6,043
Operating income (loss)	$1,796	$(653)

Net sales of the engineered products segment increased $8.9 million or 38.6% to $31.9 million for the year ended December 31, 2010, compared to $23.0 million in 2009, primarily resulting from increased demand for the Company’s automotive product line, as well as its engineered and transformer products.  The increase in the automotive product line is primarily attributable to increased demand for the Company’s airbag products, while the increase in the engineered and transformer products are primarily related to improvements in the general economy.  Sales of this segment are directly influenced by general economic conditions, worldwide automotive demand and industrial capital spending.  To the extent that economic conditions continue to recover, management remains cautiously optimistic that net sales of its engineered products segment will also improve.

Cost of sales as a percentage of net sales decreased 1.7% for the year ended December 31, 2010, compared to 2009.   This decline is primarily attributable to the significant increase in net sales, noted above, which led to higher absorption of incurred manufacturing costs.  In addition, offsetting this decline are higher raw material costs for certain products as a result of higher worldwide demand.

Selling, general and administrative expenses of the engineered products segment increased $165,000 or 2.7% for the year ended December 31, 2010.  This increase is primarily the result of increases in sales commissions and other incentives ($210,000), resulting from the increase in net sales noted above.

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations increased $250,000 for the year ended December 31, 2010, compared to such expenses incurred in 2009.  This increase is primarily attributable to increases in professional fees ($290,000), depreciation expense ($98,000) and payroll and payroll related costs ($97,000), partially offset by a decrease in net periodic pension costs ($172,000).

Total Other Income

Total other income increased $1.1 million to $4.7 million in 2010, from $3.6 million in 2009.  This is the result of realized gains on the Company’s marketable securities portfolio of $1.4 million in 2010 versus losses of ($104,000) in 2009.

Income Taxes

The Company’s effective tax rate from continuing operations was 27.5% in 2010 versus 40.6% in 2009.  The reduction in the effective rate reflects the reversal of certain tax positions in 2010 due to the lapse of the applicable statute of limitations.  In addition, the amount of property gains in a given year, which are reported net of tax at statuary rates, as discontinued operations, also alters the effective tax rate from continuing operations reported by the Company.

Discontinued Operations

During 2010, the Company divested itself of two commercial properties and one of its shopping centers and retail outlets which had a net book value of $67,000.  The aggregate proceeds from these transactions were $989,000 resulting in a gain of $553,000, on a net of tax basis.

During 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948,000.  The aggregate proceeds from these transactions were $3.3 million resulting in a loss of ($414,000), on a net of tax basis.

The operating income from properties sold and accounted for as discontinued operations in 2010 and 2009 were $80,000 and $44,000, on a net of tax basis, respectively.  Prior year amounts have been reclassified to reflect results of operations of real properties disposed of during 2010 and 2009 as discontinued operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.3 million for the year ended December 31, 2010, compared to $16.8 million for 2009.  The decrease in operating cash flows is primarily attributable to changes in working capital, including a decrease in income taxes payable ($6.2 million), which includes refunds received in 2009 ($4.2 million), increases in inventory ($2.5 million) and notes and accounts receivable, net ($2.0 million), partially offset by an increase in accounts payable and accrued liabilities ($3.3 million).  An increase in operating income before depreciation ($6.5 million) in the current year partially offset the net decline resulting from changes in working capital.

Net cash used in investing activities was $47.2 million in 2010 versus $32.1 million in 2009.  This change primarily results from additional cash used in the current year for the net investment in a non-performing mortgage note ($37.4 million), the purchase of an other investment ($5.0 million) and the acquisition of property, plant and equipment ($3.3 million).  A reduction in proceeds from the sale of real estate assets ($2.3 million) also contributed to the decline.  Offsetting these amounts were a $17.1 million business acquisition, net of cash acquired, in 2009 and additional cash provided by the purchase or sale of available-for-sale securities ($6.9 million) in the current year.

In 2010, the Company used $9.0 million to fund its financing activities, while in 2009 the Company’s financing activities generated $1.6 million in cash.  This change results from an increase in the purchase and retirement of common stock ($22.5 million) during the current year, offset by proceeds received from the financing of one of the Company’s real estate properties ($6.0 million) and additional proceeds from the exercise of stock options ($2.1 million) and the related tax benefit ($3.0 million).

The Company anticipates investing approximately $2.5 million in additional renovations and improvements to the Miami Hotel during the first half of 2011.

In 2010, the Company purchased a non-performing mortgage note (the “Note”) which has been in default since January 2008 and is included in notes receivable in the Consolidated Balance Sheet.  The Note, which bears interest at the default rate of 9.8%, has approximately $60.0 million in total outstanding obligations at December 31, 2010 and is secured by a 254-room hotel located in Long Branch, New Jersey, was subject to a pending foreclosure action obtained by the seller of the Note in 2009.  The foreclosure sale was scheduled for February 2011, at which time the borrower filed for Chapter 11 bankruptcy protection.  The Company intends to vigorously pursue all of its legal remedies.  If title to the property is obtained, the net investment will be reclassified to real property held for rental.

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

At December 31, 2010, the Company’s cash and marketable securities were $111.6 million and working capital was $106.3 million, compared to cash and marketable securities of $149.6 million and working capital of $147.4 million at December 31, 2009.  Management believes that opportunities to acquire additional properties at favorable prices may be available in the future and the Company’s available working capital provides a considerable advantage to fund such acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit markets however, could limit the Company’s ability to leverage future acquisitions.

The equity method of accounting is used for investments of 50% or less in which the Company has the ability to exercise significant influence, but not control.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.  For those investments where the financial information is not available timely, the equity adjustments are recorded on a one-quarter lag.  The debt of a joint venture in which the Company currently has an ownership interest is a non-recourse obligation and is collateralized by the entity’s real property.  The Company believes that the value of the underlying property and its operating cash flows are sufficient to satisfy its obligations.  The Company is not obligated for the debts of the joint venture, but could decide to satisfy them in order to protect its investment.  In such event, the Company’s capital resources and financial condition would be reduced and, in certain instances, the carrying value of the Company’s investment and its results of operations would be negatively impacted.

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

In strategies designed to hedge overall market risk, the Company may sell common stock short or participate in put and/or call options.  These instruments do not qualify for hedge accounting and therefore changes in such derivatives’ fair value are recognized in earnings.  The Company held no such derivatives at December 31, 2010 or 2009.  The Company recognized $139,000 in realized gains on derivative instruments in 2009.

The Company sells its engineered products to many customers throughout the world.  Historically, a small number of customers have accounted for significant portions of these sales.  For the year ended December 31, 2010, sales by the engineered products segment to Autoliv and General Motors, its largest customers, accounted for 13.9% and 10.4% of the segment’s sales, respectively.  As our engineered products segment accounted for 39.6% of our consolidated revenues in 2010, the loss of Autoliv or General Motors as a customer, or a significant decline in sales to them, would adversely affect the Company’s revenues, cash flows and results of operations.  The deterioration in the global economy in 2008 and 2009 has negatively impacted business activity in general, and specifically the engineered product markets in which the Company operates.  These conditions had a dramatic impact on global automotive production and, in turn, negatively impacted sales of our automotive product line.  During 2009, the automotive industry experienced its lowest domestic selling rate in decades.  While modest signs of recovery were evident during 2010, the automotive industry is still recovering from the effects of the unprecedented declines in consumer demand.  Management remains cautiously optimistic that results will improve to the extent the economy continues to recover.

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  For the years ended December 31, 2010 and 2009, 8.4% and 11.0% of the net sales of the Company’s engineered products segment were denominated in Euros, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure were to increase in the future, the Company may reexamine this practice to minimize the associated risks.

Although recent economic trends appear to have stabilized, current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position.  Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, increased energy costs, concerns about inflation, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have had a negative affect on the Company’s business segments and are expected to continue to impact the Company in 2011.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

The plan assets of the Company’s defined benefit pension plan are valued at fair value using quoted market prices.  Investments, in general, are subject to various risks, including credit, interest and overall market volatility.  In 2009, the pension plan was frozen, ceasing the accrual of further benefits.  The plan is currently in a funded status, however market fluctuations will continue to effect the need for, and amount of, future contributions.

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

Related Party Transactions

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction.  Income on leveraged leases are recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $777,000 in cash distributions from this investment, it did not record any income during the year ended December 31, 2010.  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in both 2010 and 2009.

During 2009, the Company purchased a $5.0 million participation in a note secured by a warehouse located in New York of which Mrs. Petrocelli holds a 20% interest.  The participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  During 2009, the participants also received a commitment fee of 1% in connection with the note.  During November 2010, the Company sold a 2.5% interest in its remaining share of the note to the Company’s pension plan for $100,000.

Hallman & Lorber Associates, Inc. (“H&L”) provided pension plan services to the Company during its last fiscal year.  The amount paid by the Company to H&L in 2010 was $20,000.  The Company anticipates it will continue such relationship in this fiscal year.  During 2010, Mr. Lorber, a Director of the Company and Chairman of the Company’s Compensation and Stock Option and Audit Committees, became a stockholder of H&L.  Mr. Lorber is not an officer or director of H&L, nor does he have any management responsibility or involvement with H&L.  Previously Mr. Lorber was a consultant to H&L.

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

The accounting policies we believe to be most critical to understanding our financial results and condition, and that require complex and subjective management judgments, are discussed below and should be read in conjunction with the Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

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

The Company has assumed the expected long-term rate of return on plan assets to be 8% in each of the last two years.  Based on the Company’s existing and forecasted asset allocation and related long-term investment performance results, the Company believes that its assumption of future returns of 8% is reasonable.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner.  This produces the expected return on plan assets that is included in net periodic pension cost.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic pension cost.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2010 net periodic pension income by $97,000.

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

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary information filed as part of this Item 8 are listed under Item 15, “Exhibits and Financial Statement Schedules” and are contained in this Form 10-K, beginning on page 25.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal controls over financial reporting, or in other factors that could affect these controls during the three months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION

The salary of A.F. Petrocelli, the Company’s Chairman, President and Chief Executive Officer, is set forth in his employment agreement, as amended from time to time by the Company’s Compensation and Stock Option Committee (the “Committee”).  The employment agreement was filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.  Per Mr. Petrocelli’s employment agreement, the Committee determines the amount of salary and bonus paid to him annually.  The Committee, in consultation with Mr. Petrocelli, determines the salaries and bonuses of Michael T. Lamoretti and Michael J. Weinbaum, who are both Vice Presidents of the Company’s real estate operations, and Anthony J. Miceli, the Company’s Vice President and Chief Financial Officer.  Messrs. Lamoretti, Weinbaum and Miceli do not have written employment agreements with the Company.  In December 2010, the Committee approved bonuses for Messrs. Petrocelli, Lamoretti, Weinbaum and Miceli payable in 2011.  Such bonuses were substantially consistent with the bonuses paid in prior years.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2011 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference.

ITEM 11.                  EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2011 Annual Meeting of Stockholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2011 Annual Meeting of Stockholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statement of the Company for the 2011 Annual Meeting of Stockholders under the caption “Certain Relationships, Related Transactions and Director Independence” and is incorporated herein by reference.  Also see “Related Party Transactions” in Item 7 and Note 12, “Transactions with Related Parties,” of Notes to Consolidated Financial Statements, contained elsewhere in this report.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the Proxy Statement of the Company for the 2011 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included in this Form 10-K on the pages indicated:

		Index to Consolidated Financial Statements	Page

		Report of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP	25
		Consolidated Balance Sheets as of December 31, 2010 and 2009	26
		Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009	27
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income
		for the Years Ended December 31, 2010 and 2009	28
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	29
		Notes to Consolidated Financial Statements	30-47

	(2)	Consolidated Financial Statement Schedules.

		Schedules not included, as the Company is a smaller reporting company.

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-K for the fiscal year ended December 31, 1993).

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

10.6	Supplemental Retirement and Death Benefit Program, as amended and restated (incorporated by reference to exhibit 10.6 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2006).

21	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

Dated: March 30, 2011	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Dated: March 30, 2011	By:	/s/ A. F. Petrocelli
A. F. Petrocelli
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2011	By:	/s/ Michael T. Lamoretti
Michael T. Lamoretti
Vice President – Real Estate Operations
and Director

Dated: March 30, 2011	By:	/s/ Howard M. Lorber
Howard M. Lorber
Director

Dated: March 30, 2011	By:	/s/ Robert M. Mann
Robert M. Mann
Director

Dated: March 30, 2011	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Secretary and
Director (Principal Financial Officer
and Principal Accounting Officer)

Dated: March 30, 2011	By:	/s/ Arnold S. Penner
Arnold S. Penner
Director

Dated: March 30, 2011	By:	s/ Michael J. Weinbaum
Michael J. Weinbaum
Vice President – Real Estate Operations
and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
United Capital Corp.

We have audited the accompanying consolidated balance sheets of United Capital Corp. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Capital Corp. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company has reclassified the 2009 consolidated financial statements to reflect certain discontinued operations.

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP

Melville, New York
March 24, 2011

United Capital Corp. and Subsidiaries
Consolidated Balance sheets
(In thousands, except per share data)

As of December 31,	2010	2009
Assets
Current assets:
Cash and cash equivalents	$82,397	$124,354
Marketable securities	29,182	25,227
Notes and accounts receivable, net	8,724	7,225
Inventories	5,812	4,450
Prepaid expenses and other current assets	1,842	2,066
Total current assets	127,957	163,322
Property, plant and equipment, net	10,202	8,088
Real property held for rental, net	100,608	92,828
Other investments	8,887	4,664
Notes receivable, net of current portion	42,362	9,687
Other assets	6,112	4,597
Noncurrent assets of discontinued operations	—	72
Total assets	$296,128	$283,258

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,226	$1,080
Accounts payable and accrued liabilities	13,238	10,134
Income taxes payable	4,345	4,658
Deferred income taxes	2,848	96
Total current liabilities	21,657	15,968

Long-term debt	36,660	32,915
Other long-term liabilities	12,967	14,817
Deferred income taxes	9,855	9,575
Total liabilities	81,139	73,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares; issued and outstanding 8,955 and 9,081 shares, respectively	896	908
Retained earnings	206,843	207,029
Accumulated other comprehensive income, net of tax	7,250	2,046
Total stockholders’ equity	214,989	209,983
Total liabilities and stockholders’ equity	$296,128	$283,258

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

For the years ended December 31,	2010	2009
Revenues:
Revenues from real estate operations	$48,753	$36,744
Net sales	31,931	23,031
Total revenues	80,684	59,775
Costs and expenses:
Cost of sales	23,927	17,641
Real estate operations:
Mortgage interest expense	2,047	2,117
Depreciation expense	5,274	4,180
Other operating expenses	27,139	19,312
General and administrative expenses	7,054	6,754
Selling expenses	3,267	3,152
Total costs and expenses	68,708	53,156
Operating income	11,976	6,619
Other income (expense):
Interest and dividend income	3,452	3,620
Other income and (expense), net	1,280	(48)
Total other income	4,732	3,572
Income from continuing operations before income taxes	16,708	10,191
Provision for income taxes	4,599	4,134
Income from continuing operations	12,109	6,057
Discontinued operations:
Income from discontinued operations, net of tax provision of $54 and $29, respectively	80	44
Net gain (loss) on disposal of discontinued operations, net of tax provision (benefit) of $369 and ($276), respectively	553	(414)
Income (loss) from discontinued operations	633	(370)
Net income	$12,742	$5,687
Basic earnings per share:
Income from continuing operations	$1.34	$.67
Income (loss) from discontinued operations	.07	(.04)
Net income per share	$1.41	$.63
Diluted earnings per share:
Income from continuing operations	$1.25	$.62
Income (loss) from discontinued operations	.06	(.04)
Net income per share assuming dilution	$1.31	$.58

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
(In thousands)

				Accumulated Other Comprehensive	Total
	Common Stock Issued		Retained	Income (Loss),	Stockholders’	Comprehensive
Years ended December 31, 2010 and 2009	Shares	Amount	Earnings	Net of Tax	Equity	Income

Balance – January 1, 2009	8,483	$848	$197,056	$(7,937)	$189,967
Purchase and retirement of common shares	(162)	(16)	(3,079)	—	(3,095)
Proceeds from the exercise of stock options	760	76	5,268	—	5,344
Tax benefit from employee stock options	—	—	2,097	—	2,097
Net income	—	—	5,687	—	5,687	$5,687
Other comprehensive income, net of tax:
Change in net unrealized gain on available for sale securities, net of tax effect of $3,967	—	—	—	7,369	7,369	7,369
Reclassification adjustment for net loss realized in net income, net of tax effect of $36	—	—	—	68	68	68
Pension plan adjustments, net of tax effect of $1,371	—	—	—	2,546	2,546	2,546
Comprehensive income						$15,670
Balance – December 31, 2009	9,081	908	207,029	2,046	209,983

Purchase and retirement of common shares	(1,051)	(105)	(25,459)	—	(25,564)
Proceeds from the exercise of stock options	925	93	7,394	—	7,487
Tax benefit from employee stock options	—	—	5,137	—	5,137
Net income	—	—	12,742	—	12,742	$12,742
Other comprehensive income, net of tax:
Change in net unrealized gain on available for sale securities, net of tax effect of $3,105	—	—	—	5,765	5,765	5,765
Reclassification adjustment for net gains realized in net income, net of tax effect of $487	—	—	—	(904)	(904)	(904)
Pension plan adjustments, net of tax effect of $185	—	—	—	343	343	343
Comprehensive income						$17,946
Balance – December 31, 2010	8,955	$896	$206,843	$7,250	$214,989

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

For the years ended December 31,	2010	2009
Cash flows from operating activities:
Net income	$12,742	$5,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,799	4,610
(Gain) loss on disposal of discontinued operations, net of tax	(553)	414
Net (gain) loss on sale of available-for-sale securities	(1,391)	104
Realized gains on derivative instruments	—	(139)
Other, net	208	(1,084)
Changes in assets and liabilities:
Notes and accounts receivable, net	(916)	1,094
Inventories	(1,362)	1,174
Prepaid expenses and other current assets	224	193
Other assets	(989)	(387)
Accounts payable and accrued liabilities	3,104	(164)
Income taxes payable	(682)	5,468
Other long-term liabilities	(1,850)	(411)
Net cash provided by operating activities of continuing operations	14,334	16,559
Operating activities of discontinued operations	5	202
Net cash provided by operating activities	14,339	16,761

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,947)	(4,088)
Proceeds/maturities from sale of available-for-sale securities	5,533	730
Proceeds from sale of real estate assets	989	3,258
Proceeds from sale of derivative instruments	—	134
Purchase of other investments	(5,000)	—
Purchase of notes receivable, net	—	(9,428)
Net investment in non-performing mortgage note	(37,405)	—
Acquisition of property, plant and equipment	(4,365)	(1,080)
Acquisition of/additions to real estate assets	(5,877)	(5,411)
Business acquisition, net of cash acquired	—	(17,081)
Distributions from other investments	777	776
Other	48	44
Net cash used in investing activities	(47,247)	(32,146)

Cash flows from financing activities:
Proceeds from mortgage obligations	6,000	—
Principal payments on mortgage obligations	(2,109)	(2,749)
Purchase and retirement of common stock	(25,564)	(3,095)
Proceeds from the exercise of stock options	7,487	5,344
Tax benefit from exercise of employee stock options	5,137	2,097
Net cash (used in) provided by financing activities	(9,049)	1,597
Net decrease in cash and cash equivalents	(41,957)	(13,788)
Cash and cash equivalents, beginning of year	124,354	138,142
Cash and cash equivalents, end of year	$82,397	$124,354

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,003	$2,049
Taxes	$1,450	$1,321

Non-cash investing and financing activities:
Mortgage obligation assumed in connection with acquisition of real property held for rental (see Note 8)	$—	$3,881

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Capital Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The equity method of accounting is used for investments of 50% or less in which the Company has the ability to exercise significant influence, but not control.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.  For those investments where the financial information is not available timely, the equity adjustments are recorded on a one-quarter lag.

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

Cash and Cash Equivalents

Cash equivalents of $128 and $137 at December 31, 2010 and 2009, respectively, consisted of certificates of deposit.  The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.  The Company maintains balances with various financial institutions which, at times, exceed federally insured limits.

Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date.  At December 31, 2010 and 2009, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on quoted market prices.  Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.  Realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, are included in the Consolidated Statements of Income.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Income.

Notes and Accounts Receivable, Net

Notes and accounts receivable, net consist of the following:

December 31,	2010	2009
Manufacturing receivables	$5,988	$4,829
Rental receivables	1,106	1,190
Hotel receivables	1,196	628
Other receivables	844	271
Current portion of notes receivable	51	798
Total	9,185	7,716
Less: Allowance for doubtful accounts	461	491
	$8,724	$7,225

Notes receivable are recorded at cost and typically collateralized by real estate properties.  Notes receivable are considered to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement.  The Company evaluates the realizability of each note’s carrying value based on an assessment of the underlying collateral to determine whether there is any impairment.  A note is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to recover the value of its investment in the note.  When a note is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  If the underlying collateral is real estate, the same valuation techniques are utilized to value such collateral.  As such, no provision for probable losses on specific notes was established as of December 31, 2010 or 2009.

Inventories

Inventories are stated at the lower of cost or market and include material, labor, and manufacturing overhead.  The first-in, first-out (FIFO) method is used to determine the cost of inventories.  Inventories consist of the following:

December 31,	2010	2009
Raw materials	$2,595	$1,817
Work in process	552	529
Finished goods	2,665	2,104
	$5,812	$4,450

Depreciation and Amortization

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Real property held for rental:
Buildings	19 to 39 years
Building renovations and improvements	5 to 39 years
Equipment and fixtures	5 to 15 years
Property, plant and equipment:
Buildings and improvements	5 to 39 years
Furniture, fixtures and equipment	3 to 15 years
Intangible assets with definite lives:
Patents and trademarks	5 to 20 years

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

Research and Development

The Company expenses research, development and product engineering costs as incurred.  Approximately $33 and $18 of such costs were incurred by the Company in 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs billed to a customer are included in net sales and the related costs are included in cost of sales or selling expenses.  For the years ended December 31, 2010 and 2009, shipping and handling costs included in selling expenses were $262 and $286, respectively.

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

Management maintains a diversified portfolio of cash equivalents and investments in a variety of securities, primarily U.S. investments in both common and preferred equity issues, as well as corporate bonds, and participates on a limited basis in transactions involving derivative financial instruments, including short stock sales and put and/or call options.  The Company recognized $139 in realized gains on derivative instruments for the year ended December 31, 2009, which were included in other income and (expense), net in the Consolidated Statements of Income.  The Company held no such derivatives at December 31, 2010 or 2009.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance adding requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about the activity within Level 3.  The Company adopted the provisions of the guidance, which only requires additional disclosures, as of January 1, 2010 and, therefore, it did not have a material impact on our financial condition or results of operations.

In July 2010, the FASB issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators and past due information.  This authoritative guidance is effective for the fourth quarter of 2010.  As the guidance only amends existing disclosure requirements, it did not have a material impact on our financial condition or results of operations.

In December 2010, the FASB issued authoritative guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material nonrecurring pro forma adjustments.  This guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption.  The Company has adopted the authoritative guidance on January 1, 2011 which did not have a material impact to its financial condition or results of operations.

A variety of proposed accounting standards are currently under study by standard setting organizations and various regulatory agencies on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.    The Company has not yet evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

2.Business Acquisition

In 2009, the Company purchased a non-performing mortgage note encumbering a hotel located in Miami, Florida (the “Miami Hotel”).  The Company commenced operations of the hotel in August 2009 upon taking title to the property.  The purchase price, which approximates fair value and includes certain assumed liabilities, was allocated as follows:

Real property	$13,684
Furniture, fixtures and equipment	3,000
Current assets	763
Current liabilities assumed	(366)
Cash paid for business acquisition, net of cash acquired	$17,081

Included in the Consolidated Statement of Income for the year ended December 31, 2009, are revenues of $3,443 and an operating loss of ($611) from the operations of the Miami Hotel from the date of the acquisition.

The following represents the unaudited condensed pro forma financial results of the Company as if the acquisition of the Miami Hotel had occurred as of the beginning of the annual period presented.  Unaudited condensed pro forma results are based upon accounting estimates and judgments that the Company believes are reasonable.  The unaudited condensed pro forma results also include adjustments to depreciation on acquired real property and furniture, fixtures and equipment, adjustments to interest expense and the related tax effects.  The condensed pro forma results are not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

For the year ended December 31,	2009
Total revenues	$66,790
Net income	$4,723

3.Real Estate

The following is a summary of real property held for rental, including hotels:

December 31,	2010	2009
Land	$16,607	$16,316
Buildings	132,426	126,907
Building renovations and improvements	19,766	14,301
Equipment and fixtures	4,074	4,043
	172,873	161,567
Less: Accumulated depreciation	72,265	68,739
	$100,608	$92,828

The Company is the lessor of real estate under operating leases which expire in various years through 2078.  As of December 31, 2010, total minimum future rentals to be received under noncancelable leases for each of the next five years and thereafter are as follows:

Years ending December 31,	2011	2012	2013	2014	2015	There- after	Total
Minimum future rentals	$19,883	$17,109	$14,415	$13,155	$11,686	$54,736	$130,984

Minimum future rentals do not include amounts for renewals, tenant reimbursement or additional rentals that may be received under certain leases which provide for such rentals based upon a percentage of lessees’ sales.  Percentage rents included in net income from real properties held for rental for 2010 and 2009 were approximately $262 and $156, respectively.

Property Acquisitions

In 2009, the Company purchased a non-performing mortgage note for $5,428, encumbering a property located in Jericho, New York, which was subject to a foreclosure action.  During 2010, the Company reclassified the investment to real property held for rental as the Company then received title to the property.

During 2009, the Company purchased a commercial property located in New Jersey for approximately $5,500, including the assumption of an underlying mortgage of $3,881 (see Note 8).  The total cost of acquisition, less the assumption of the mortgage is reflected in acquisition of /additions to real estate assets in the Consolidated Statements of Cash Flows.

Property Sales

During 2010, the Company divested itself of two commercial properties and one of its shopping centers and retail outlets which had a net book value of $67 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $989 resulting in a gain of $553, on a net of tax basis.

During 2009, the Company divested itself of one commercial property and one of its shopping centers and retail outlets which had a net book value of $3,948 from its real estate investment and management segment.  The aggregate proceeds from these transactions were $3,258 resulting in a net loss of ($414), on a net of tax basis.

The results of operations of properties sold have been reclassified to discontinued operations, on a net of tax basis, for each of the years presented.  In addition, the assets and liabilities associated with those properties sold in 2010 have been reclassified to discontinued operations in the Consolidated Balance Sheet at December 31, 2009.  These amounts primarily consist of real property, net of accumulated depreciation.

Summarized financial information for properties sold and accounted for as discontinued operations is as follows:

For the years ended December 31,	2010	2009
Revenues from real estate operations	$176	$488
Depreciation expense	5	202
Other operating expenses	37	213
Income from operations	$134	$73

Properties Held for Sale

As of December 31, 2010, there were no properties considered by the Company to be held for sale.

4.Property, Plant and Equipment

Property, plant and equipment, including furniture, fixtures and equipment related to the Company’s hotel operations segment, consists of the following:

December 31,	2010	2009
Land	$28	$28
Buildings and improvements	1,581	1,428
Furniture, fixtures and equipment	27,353	23,225
	28,962	24,681
Less: Accumulated depreciation	18,760	16,593
	$10,202	$8,088

5.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2010:
Equity securities	$18,438	$11,124	$(578)	$28,984
Bonds	117	82	(1)	198
	$18,555	$11,206	$(579)	$29,182
December 31, 2009:
Equity securities	$21,860	$4,239	$(1,128)	$24,971
Bonds	220	41	(5)	256
	$22,080	$4,280	$(1,133)	$25,227

The following table shows the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Equity Securities	$—	$—	$1,956	$(578)	$1,956	$(578)
Bonds	—	—	7	(1)	7	(1)
	$—	$—	$1,963	$(579)	$1,963	$(579)
December 31, 2009:
Equity securities	$3,174	$(801)	$2,241	$(327)	$5,415	$(1,128)
Bonds	6	(2)	47	(3)	53	(5)
	$3,180	$(803)	$2,288	$(330)	$5,468	$(1,133)

The Company continuously reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at December 31, 2010 are other-then-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds/maturities from the sale of available-for-sale securities, as well as the gains and losses recognized in earnings on available for-sale-securities, included in the determination of net income are as follows:

For the years ended December 31,	2010	2009
Proceeds/maturities	$5,533	$730
Gains recognized in earnings	$1,391	$—
Losses recognized in earnings	$—	$(104)

6.Long-Term Investments

Investment in Limited Partnership

During the fourth quarter of 2010, the Company purchased a 10% interest in PNBK Holdings LLC (“Holdings”) for $5,000.  Holdings in turn acquired approximately 88% of the outstanding stock of Patriot National Bancorp, Inc., a commercial bank with 19 branch locations throughout southern Connecticut, Westchester County, New York and New York City.  In accordance with the authoritative guidance, the equity method of accounting is used to account for this investment which is included in other investments in the Consolidated Balance Sheet at December 31, 2010.  This investment was initially recorded at cost and will be subsequently adjusted, on a one-quarter lag, for equity in earnings and cash contributions and distributions.

Investment in Joint Venture

The Company has a 50% interest in a limited partnership whose principal assets are two distribution centers leased to Kmart Corporation (“Kmart”), which are accounted for as leveraged leases and included in other investments in the Consolidated Balance Sheets (see Note 12).

The following represents the components of the net investment in the leveraged leases:

December 31,	2010	2009
Rents receivable	$45,323	$49,352
Residual values	10,000	10,000
Nonrecourse debt service	(35,588)	(38,840)
Unearned income	(15,848)	(15,848)
	3,887	4,664
Less: Deferred taxes arising from leveraged leases	4,682	5,108
	$(795)	$(444)

Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $777 and $776 in cash distributions from this investment, it did not recognize any income during the years ended December 31, 2010 and 2009, respectively.

Net Investment in Non-Performing Mortgage Note

In 2010, the Company purchased a non-performing mortgage note (the “Note”) which has been in default since January 2008 and is included in notes receivable in the Consolidated Balance Sheet.  The Note, which bears interest at the default rate of 9.8%, has approximately $60,000 in total outstanding obligations at December 31, 2010 and is secured by a 254-room hotel located in Long Branch, New Jersey, was subject to a pending foreclosure action obtained by the seller of the Note in 2009.  The foreclosure sale was scheduled for February 2011, at which time the borrower filed for Chapter 11 bankruptcy protection.  The Company intends to vigorously pursue all of its legal remedies.  If title to the property is obtained, the net investment will be reclassified to real property held for rental.

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

December 31,	2010	2009
Accounts payable	$6,983	$4,384
Accrued wages and benefits	2,443	1,983
Tenant security deposits	1,300	1,031
Other accrued expenses	2,512	2,736
	$13,238	$10,134

8.Long-Term Debt

Long-term debt consists of the following:

December 31,	2010	2009
Mortgages on real property	$37,886	$33,995
Less: Current maturities	1,226	1,080
	$36,660	$32,915

Mortgages bear interest at rates ranging from 4.5% to 7.5% per annum and are collateralized by the related real property which had a net carrying value at December 31, 2010 of $36,176, exclusive of hotel furniture, fixtures and equipment.  Such amounts are scheduled to mature at various dates from July 2013 through January 2018.

During 2010, the Company refinanced the mortgage on its Atlanta, Georgia hotel, paid down the outstanding principal balance by $1,000 and reduced the interest rate from 6.57% to 4.5% per annum.  The refinancing did not change the maturity date which remains January 2018.

Also during 2010, the Company obtained a mortgage on a property located in Jericho, New York in the amount of $6,000, which bears interest at 5.1% per annum, is payable monthly based on a 25-year amortization, and matures in January 2016.

In connection with the purchase of a commercial property during 2009 (see Note 3), the Company assumed a mortgage in the amount of $3,881 which bears interest at 5.7% per annum, is payable monthly based on a 30-year amortization and matures in November 2016.

The approximate aggregate maturities of the Company’s mortgage obligations at December 31, 2010 are as follows:

Years ending December 31,	2011	2012	2013	2014	2015	There- After	Total
Aggregate maturities	$1,226	$1,321	$1,851	$1,482	$7,695	$24,311	$37,886

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by classification within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Equity Securities	$28,984	$27,056	$1,928	$—
Bonds	198	98	100	—
	$29,182	$27,154	$2,028	$—

December 31, 2009:
Equity securities	$24,971	$22,782	$2,189	$—
Bonds	256	251	5	—
	$25,227	$23,033	$2,194	$—

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short maturity of such items. The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
December 31,	Amount	Value	Amount	Value
Notes receivable	$4,909	$5,578	$5,057	$6,024
Long-term debt, including current portion	$37,886	$33,574	$33,995	$30,847

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

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the years ended December 31, 2010 and 2009, the Company purchased and retired 1,051 and 162 shares of common stock for an aggregate purchase price of $25,564 and $3,095, respectively.

Stock Options

The Company had two stock option plans, the Incentive and Non-Qualified Stock Option Plan (the “Incentive Plan”) and the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the “Joint Plan”), under which qualified and nonqualified options could be granted to key employees to purchase the Company’s common stock at the fair market value on the date of grant.  Under both plans, the options typically became exercisable in three equal installments, beginning one year from the date of grant.  Stock options generally expire ten years from the date of grant.  Each plan has expired and accordingly, there are no options available for grant under these plans.  The number of authorized shares reserved for issuance is 2,226 under the Incentive Plan and 34 under the Joint Plan.

At December 31, 2010, there were options to purchase 2,226 and 34 shares outstanding under the Incentive Plan and Joint Plan, respectively.  At December 31, 2009, there were options to purchase 2,807 and 378 shares outstanding under the Incentive Plan and Joint Plan, respectively.

Outstanding stock options as of December 31, 2010, and changes during the year then ended, are summarized below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,185	$13.18
Exercised	(925)	$8.10
Outstanding and exercisable at December 31, 2010	2,260	$15.26	1.5 years	$38,971

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 represents the difference between the Company’s closing stock price at the end of the year ($32.50) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $15,115 and $6,170, respectively, based on the market price on the date of exercise.

11.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

For the years ended December 31,	2010	2009
Numerator:
Income from continuing operations	$12,109	$6,057
Denominator:
Basic - weighted-average shares outstanding	9,018	8,990
Dilutive effect of employee stock options	691	801
Diluted - weighted-average shares outstanding	9,709	9,791
Basic earnings per share - continuing operations	$1.34	$.67
Diluted earnings per share - continuing operations	$1.25	$.62

Potentially dilutive securities, related to outstanding options to purchase 740 shares of the Company’s common stock for the year-ended December 31, 2009, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

12.Transactions with Related Parties

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction (see Note 6).  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in both 2010 and 2009.

During 2009, the Company purchased a $5.0 million participation in a note (the “Participation”) secured by a warehouse located in New York of which Mrs. Petrocelli holds a 20% interest.  The Participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  During 2009, the participants also received a commitment fee of 1% in connection with the note.  During November 2010, the Company sold a 2.5% interest in its remaining share of the Participation to the Company’s pension plan for $100 (see Note 15).

Hallman & Lorber Associates, Inc. (“H&L”) provided pension plan services to the Company during its last fiscal year.  The amount paid by the Company to H&L in 2010 was $20.  The Company anticipates it will continue such relationship in this fiscal year.  During 2010, Mr. Lorber, a Director of the Company and Chairman of the Company’s Compensation and Stock Option and Audit Committees, became a stockholder of H&L.  Mr. Lorber is not an officer or director of H&L, nor does he have any management responsibility or involvement with H&L.  Previously Mr. Lorber was a consultant to H&L.

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

The components of the net deferred tax liability are as follows:

December 31,	2010	2009
Realization allowances related to accounts receivable and inventories	$308	$304
Net unrealized gain on available-for-sale securities	(3,683)	(1,065)
Basis differences relating to real property	(6,154)	(6,036)
Accrued expenses, deductible when paid	3,832	4,095
Deferred profit	(332)	(391)
Basis differences relating to business acquisitions	(223)	(223)
Leveraged lease	(4,682)	(5,108)
Property, plant and equipment	(917)	(796)
Pensions	(793)	(374)
Stock-based compensation	265	267
Other, net	(324)	(344)
Net deferred tax liability	(12,703)	(9,671)
Less: Current portion	(2,848)	(96)
Noncurrent portion	$(9,855)	$(9,575)

The income tax provision (benefit) from continuing operations reflected in the Consolidated Statements of Income is as follows:

For the years ended December 31,	2010	2009
Current:
Federal	$67	$1,561
State	(1,487)	413
Deferred	6,019	2,160
	$4,599	$4,134

A reconciliation of the tax provision (benefit) from continuing operations computed at statutory rates to the amounts shown in the Consolidated Statements of Income is as follows:

For the years ended December 31,	2010	2009
Computed federal income tax provision at statutory rates	$5,681	$3,465
State tax, net of federal tax effect	(761)	326
Other, net	(321)	343
	$4,599	$4,134

As of December 31, 2010 and 2009, the Company had a total of $3,386 and $4,692 of gross unrecognized tax benefits, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance, beginning of year	$4,692	$4,685
Additions based on tax positions related to prior years	—	312
Additions based on tax positions related to the current year	619	540
Lapse of statute of limitations	(1,925)	(845)
Balance, end of year	$3,386	$4,692

Substantially the entire amount, if recognized, would favorably effect the Company’s effective tax rate in future periods.  As of December 31, 2010, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax positions as a component of income tax expense.  As of December 31, 2010 and 2009, the Company had approximately $1,581 and $2,519 of accrued interest and penalties related to uncertain tax positions, respectively.  During the year ended December 31, 2010, the Company reversed $938 of interest and penalties previously accrued, while during the year ended December 31, 2009, the Company recognized $48 of interest and penalties within income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax in multiple states.  The Company was under audit by the U.S. Internal Revenue Service for the year ended December 31, 2008.  Such review was successfully completed during the first quarter of 2011.  For all major taxing jurisdictions, the tax years 2007 through 2009 remain open to examination.

14.       Other Income and Expense, Net

The components of other income and expense, net in the Consolidated Statements of Income are as follows:

For the years ended December 31,	2010	2009
Net gain (loss) on the sale of available-for-sale securities	$1,391	$(104)
Realized gains on derivative instruments	—	139
Other, net	(111)	(83)
	$1,280	$(48)

15.       Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all full-time employees of the engineered products and real estate investment and management segments.  The plan, which provides defined benefits based on years of service and compensation level, was frozen in 2009 ceasing the accrual of further benefits.

Changes in benefit obligation, plan assets and funded status of the plan are as follows:

For the years ended December 31,	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$8,951	$9,833
Service cost	64	228
Interest cost	689	758
Actuarial loss (gain)	253	(99)
Curtailment gain	—	(1,062)
Benefits paid	(693)	(707)
Benefit obligation, end of year	9,264	8,951
Change in plan assets:
Fair value of plan assets, beginning of year	10,019	6,985
Actual return on plan assets	1,554	3,591
Contributions	650	150
Benefits paid	(693)	(707)
Fair value of plan assets, end of year	11,530	10,019
Funded status	$2,266	$1,068

The funded status at December 31, 2010 and 2009 is included in other assets in the Consolidated Balance Sheets.  At December 31, 2010 and 2009, the accumulated benefit obligation was $9,264 and $8,951, respectively.

Amounts recognized in accumulated other comprehensive income, before income taxes, consist of the following:

December 31,	2010
Unrecognized net actuarial loss	$(252)
Unrecognized net gain	780
$528

Net periodic pension income (expense) consists of the following:

For the years ended December 31,	2010	2009
Service cost	$(64)	$(228)
Interest cost	(689)	(758)
Expected return on plan assets	774	531
Plan curtailment	—	549
Amortization of net loss	—	(245)
Net periodic pension income (expense)	$21	$(151)

In determining the projected benefit obligation and net periodic pension income (expense), the weighted-average assumed discount rate and expected long-term rate of return on plan assets was 8% in all periods presented.  As the plan was frozen in 2009, the rate of expected increases in the future compensation, which was 3.5% for 2009, is no longer applicable.  A 100 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2010 pension income by $97.

The expected long-term rate of return on plan assets is determined by considering historical rates of return, the current return trends, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The allocations of plan assets by category are as follows:

December 31,	2010	2009
Equity securities	55.1%	49.1%
Debt securities	41.6	48.7
Notes receivable	0.9	—
Cash and other investments	2.4	2.2
	100.0%	100.0%

The Company’s pension plan assets are managed by the plan’s trustees.  The Company’s investment strategy with respect to pension assets is to maximize return while protecting principal.  The plan’s trustees have the flexibility to adjust the asset allocations and move funds to the asset class that offers the most opportunity for investment returns.  The following table presents the fair value of plan assets by classification within the fair value hierarchy (as defined in Note 9) as of December 31, 2010 and 2009:

	Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31,2010:
Equity securities	$6,351	$6,350	$1	$—
Debt securities	4,795	4,795	—	—
Notes receivable	100	—	—	100
Cash and other investments	284	284	—	—
	$11,530	$11,429	$1	$100
December 31,2009:
Equity securities	$4,924	$4,917	7	$—
Debt securities	4,877	4,877	—	—
Cash and other investments	218	218	—	—
	$10,019	$10,012	$7	$—

During November 2010, the Company sold a 2.5% interest in its remaining share of the Participation to the Company’s pension plan for $100 which is accounted for under the cost method of accounting which approximates fair market value and is classified as a Level 3 investment (see Note 12).

During 2010, the Company contributed $650 to the pension plan and made an additional contribution of approximately $550 during the first quarter of 2011.

Benefit payments are expected to be paid from the plan for the periods indicated as follows:

Years ending December 31,	2011	2012	2013	2014	2015	2016-2020
Expected benefit payments	$1,002	$979	$948	$945	$904	$4,133

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

Operating results of the Company’s business segments are as follows:

For the years ended December 31,	2010	2009
Net revenues and sales:
Real estate investment and management	$20,914	$19,491
Hotel operations	27,839	17,253
Engineered products	31,931	23,031
	$80,684	$59,775

Operating income (loss):
Real estate investment and management	$12,227	$11,812
Hotel operations	2,066	(677)
Engineered products	1,796	(653)
General corporate expenses	(4,113)	(3,863)
	11,976	6,619
Other income, net	4,732	3,572
Income from continuing operations before income taxes	$16,708	$10,191

Depreciation and amortization expense:
Real estate investment and management	$2,481	$2,287
Hotel operations	2,793	1,893
Engineered products	238	240
General corporate expenses	287	190
	$5,799	$4,610

Mortgage interest expense:
Real estate investment and management	$357	$195
Hotel operations	1,690	1,922
	$2,047	$2,117

Sales by the Company’s engineered products segment to automobile original equipment manufacturers and their first tier suppliers accounted for approximately 18.1% and 16.7% of 2010 and 2009 consolidated revenues, respectively.  For the year ended December 31, 2010, sales by the engineered products segment to Autoliv and General Motors, its largest customers, accounted for 13.9% and 10.4% of the segment’s sales, respectively.  For the year ended December 31, 2009, sales by the engineered products segment to General Motors accounted for 10.8% of the segment’s sales.  No other customers exceeded 10% of the segment’s sales during the last two years.

Approximately 16.6% and 17.8%, respectively, of 2010 and 2009 total sales generated from the engineered products segment were to foreign customers.  Substantially all assets held by the Company’s engineered products segment are located within the United States or its leased warehouse in Tijuana, Mexico.

Selected information on the Company’s business segments is as follows:

December 31,	2010	2009
Identifiable assets:
Real estate investment and management and corporate assets	$227,031	$223,308
Hotel operations	55,767	49,558
Engineered products	13,330	10,392
	$296,128	$283,258
Additions to long-lived assets:
Real estate investment and management and corporate assets	$2,040	$2,848
Hotel operations	7,588	20,258
Engineered products	614	69
	$10,242	$23,175

Long-lived asset additions of the real estate investment and management segment in 2010 are net of a reclassification adjustment of $5,428 which represents the carrying value of a non-performing mortgage note purchased by the company in 2009.  The Company received title to the underlying property in the current year.  In addition, the 2009 additions are net of a $3,881 mortgage assumed in connection with the acquisition of a commercial property in that year (see Note 3).

17. Lease Obligations

At December 31, 2010, the Company had obligations under various noncancelable operating leases which expire on various dates through 2040.  These leases include certain facilities and equipment of the engineered products segment, as well as land leases of the real estate investment and management segment.  Certain leases contain renewal options and/or increased rental amounts.  The future minimum rental commitments under operating leases are as follows:

Years ending December 31,	2011	2012	2013	2014	2015	There- after	Total
Minimum rental commitments	$570	$451	$421	$389	$241	$2,486	$4,558

Rental expense under operating leases was $597 and $620 for 2010 and 2009, respectively.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters becomes available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company has approximately $8,500 and $8,800 recorded in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2010 and 2009, respectively, to cover such matters.

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