Form 10-K/A
period 2010-12-31
UNITED CAPITAL CORP /DE/
filed 2011-04-29
CIK 65358

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

The number of shares of the registrant’s $.10 par value common stock outstanding as of April 29, 2011 was 8,955,347.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 29, 2011, the executive officers and directors of United Capital Corp. (“we,” “our” or the “Company”) are as follows:

Name	Principal Occupation	Age

A.F. Petrocelli	Chairman of the Board, President and Chief Executive Officer	67

Michael T. Lamoretti	Vice President – Real Estate Operations	43

Howard M. Lorber *	President and Chief Executive Officer of Vector Group Ltd.	62

Robert M. Mann *	Private Investor	69

Anthony J. Miceli	Vice President, Chief Financial Officer and Secretary	48

Arnold S. Penner *	Self-employed real estate investor and broker	74

Michael J. Weinbaum	Vice President – Real Estate Operations	44
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

HOWARD M. LORBER, has been a Director of the Company since 1991.  In addition, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006.  Previously, Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until December 2005 and has served as a director of Vector Group Ltd. since January 2001.  From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a Director.  Mr. Lorber was Chairman of the Board of Hallman & Lorber Associates, Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005 until becoming a stockholder in June 2010; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the Financial Industry Regulatory Authority, from 1984 to 2009; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s; Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. from May 2001 to July 2006 and Vice Chairman since July 2006; and a director of Borders Group Inc. since June 2010.  Mr. Lorber is also a trustee of Long Island University.  Mr. Lorber was nominated to the Board because of his experience as a real estate investor and expertise as an executive officer and a director at numerous companies which qualifies him as a “financial expert” under the Securities and Exchange Commission’s rules and regulations.

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

MICHAEL J. WEINBAUM, has been a Director of the Company since April, 2005 and has been a Vice President in the Company’s real estate operations since 1994.  Mr. Weinbaum is a son-in-law of Mr. Petrocelli.  Mr. Weinbaum has also been a director of Patriot National Bancorp, Inc. since October 2010 and is a member of the International Council of Shopping Centers.  Mr. Weinbaum was nominated to the Board because of his breadth of knowledge about real estate matters, as well as the Company’s businesses and operations and his extensive contacts and relationships in the community.

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

Employment Agreement

Due to Mr. Petrocelli’s unique qualifications, and his position in the Company, we have an employment agreement with Mr. Petrocelli.  We entered into an Amended and Restated Employment Agreement with Mr. Petrocelli dated as of November 17, 2003 (the “Employment Agreement”), providing for the employment of Mr. Petrocelli as Chairman of the Board, President and Chief Executive Officer.  The Employment Agreement provided a base salary and for the potential payment of bonuses, as determined by the Compensation and Stock Option Committee.  Effective January 2006, the Compensation and Stock Option Committee determined that the base salary will be $800,000.

The bonus paid to Mr. Petrocelli, is based on, among other things, the Company’s prior year performance and the Company’s total revenue for the previous year.  At the Company’s 2009 Annual Meeting of Stockholders, the stockholders approved a proposal which provided that in any year that the total revenues of the Company exceed $50 million, the Chief Executive Officer would be entitled to receive a bonus.  Since the Company’s revenues exceeded $50 million for the year ended December 31, 2010, Mr. Petrocelli received a bonus.  The Compensation and Stock Option Committee awarded a bonus of $800,000 to Mr. Petrocelli due to the strong operating performance of the Company in 2010.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the Chief Executive Officer (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation’s fiscal year.  The $1 million compensation deduction limitation does not apply to “performance-based compensation.”  The Company believes that the bonus received by Mr. Petrocelli in 2011 for services rendered during 2010 is “performance-based” since the Company’s revenues exceeded $50 million for the year ended December 31, 2010, which is the performance criterion the Company is required to achieve in order for the Chief Executive Officer to be eligible to receive a bonus, as approved by the Company’s stockholders at the Company’s 2009 Annual Meeting of Stockholders.  In addition, the Company believes that any compensation received by executive officers in connection with the exercise of options granted under the Incentive and Non-Qualified Stock Option Plan (the “Plan”) or the 1988 Joint Incentive and Non-Qualified Stock Option Plan (the “Joint Plan”) qualifies as “performance-based compensation.”

Termination or Change in Control

The only NEO that the Company has an employment contract with is Mr. Petrocelli.  In the event of a change of control of the Company, as defined in the Employment Agreement, the Company shall pay Mr. Petrocelli a lump sum severance payment equal to three years salary at his current rate and purchase outstanding options owned by Mr. Petrocelli.  The aggregate intrinsic value of the outstanding options owned by Mr. Petrocelli as of December 31, 2010 was approximately $29,383,000, which represents the difference between the Company’s closing stock price on such date ($32.50) and the exercise price of each option, multiplied by the number of “in-the-money” options.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation, including costs paid by the Company related to certain perquisites, to the NEOs with respect to the fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total (2)

A.F. Petrocelli	2010	$800,000	$800,000	$93,792	$1,693,792
Chairman of the Board, President and Chief Executive Officer	2009	800,000	800,000	72,878	1,672,878

Michael T. Lamoretti	2010	250,000	140,000	57,487	447,487
Vice President – Real Estate Operations	2009	250,000	140,000	56,884	446,884

Anthony J. Miceli	2010	275,000	150,000	24,126	449,126
Vice President and Chief Financial Officer	2009	275,000	150,000	19,043	444,043

Michael J. Weinbaum	2010	250,000	140,000	54,558	444,558
Vice President – Real Estate Operations	2009	250,000	140,000	72,772	462,772

_______________

(1)
This column includes the total amount of all perquisites paid by the Company during 2010 and 2009 for our NEOs.  These amounts include the following (individually greater than $25,000 or 10% of the total amount of the perquisites received):  (1) total automobile related payments made by the Company of $53,344, $19,606, $24,126, and $12,882 in 2010 and $29,812, $15,001, $16,519, and $13,040 in 2009 for Messrs. Petrocelli, Lamoretti, Miceli, and Weinbaum, respectively; and (2) club membership dues of $40,448, $37,881, and $41,676 in 2010 and $43,066, $36,034, and $53,883 in 2009 for Messrs. Petrocelli, Lamoretti, and Weinbaum, respectively.  In addition, the Company has a proportionate interest in a corporate aircraft that is available for use by the executive officers of the Company.  The total cost of the proportionate interest in the corporate aircraft was approximately $658,000 and $498,000 during 2010 and 2009, respectively.

(2)	The values in this table were determined using the aggregate incremental cost to the Company and could differ substantially from those used for income tax purposes.

Grant of Equity Awards

The Company did not grant any stock options in the fiscal year ended December 31, 2010 to any employees, including the NEOs.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding the outstanding options that have been granted to our NEOs under each of the Plan and the Joint Plan, but remain unexercised or unvested as of December 31, 2010.

Option Awards
	Number of Securities Underlying		Option	Option
	Unexercised Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

A.F. Petrocelli	600,000	—	$11.93	6/12/2011
	600,000	—	12.20	6/11/2012
	454,000	—	21.80	6/10/2013

Michael T. Lamoretti	66,000	—	$12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Anthony J. Miceli	66,000	—	$12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Michael J. Weinbaum	66,000	—	$12.20	6/11/2012
	68,000	—	21.80	6/10/2013

Retirement Benefits

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covers substantially all full-time employees including the NEOs of the Company.  The Company contributed $650,000 and $150,000 to the Pension Plan for the years ended December 31, 2010 and 2009, respectively.  The Company contributed approximately $550,000 to the Plan during the first quarter of 2011.  Subject to compensation limitations under the Employee Retirement Security Act of 1974 which were $245,000 in 2010, benefits are computed as follows:  For each year of credited service after June 30, 1989, the sum of one percent (1%) of annual compensation, as defined, up to $25,000 plus one and one-half percent (1 ½ %) of annual compensation in excess of $25,000.  The Pension Plan, which provides defined benefits based on years of service and compensation level, was frozen in September 2009 ceasing the accrual of further benefits.  As of December 31, 2010, each of our NEOs are fully-vested in the Pension Plan with a present value of accumulated benefits for Mr. Petrocelli, Mr. Lamoretti, Mr. Miceli, and Mr. Weinbaum in the amount of approximately $1,394,000, $38,000, $72,000, and $41,000, respectively.

The Company also has a Supplemental Retirement and Death Benefit Program (the “Supplemental Program”) which was terminated over ten years ago.  All participants at that time retained their benefits under the plan.  Messrs. Petrocelli and Miceli are included in this group.  As of December 31, 2010, the net present value of Mr. Petrocelli’s and Mr. Miceli’s benefits under the Supplemental Program were approximately $134,000 and $52,000, respectively.  Under the Supplemental Program, participants, upon death or retirement at the age of 55 or later, receive a supplemental benefit, as defined, in equal quarterly installments over a ten year period, as stated in the plan.  Retirement benefits are proportionally reduced for early retirement prior to age of 65.

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

Director Compensation

Directors of the Company who are not employees of the Company are entitled to receive compensation for serving as directors in the amount of $6,000 per annum and $500 per Board meeting and committee meeting attended.  The following table reflects all compensation earned and paid to the non-employee directors of the Company during the 2010 calendar year for services rendered to the Company:

Name	Fees Earned or Paid in Cash
Howard M. Lorber	$12,000
Robert M. Mann	11,500
Arnold S. Penner	12,500

The aggregate number of outstanding stock options held by each independent, non-employee director as of December 31, 2010 was 60,000, 40,000 and 60,000 for Messrs. Lorber, Mann and Penner, respectively.  No director was granted any stock options, stock awards or received any other compensation from the Company in the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning ownership of the Company’s Common Stock, as of April 29, 2011, by each person known to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class (9)

A.F. Petrocelli
9 Park Place
Great Neck, NY 11021	7,923,448	(1)(2)	74.7%

Beverly Petrocelli
c/o 9 Park Place
Great Neck, NY 11021	7,923,448	(2)	74.7%

Anthony J. Miceli	156,900	(3)	1.7%

Michael T. Lamoretti	149,000	(4)	1.6%

Michael J. Weinbaum	159,036	(5)	1.7%

Howard M. Lorber	178,000	(6)	2.0%

Robert M. Mann	41,400	(7)	*

Arnold S. Penner	60,000	(8)	*

All executive officers and directors as a group (7 persons)	8,667,784	(1)(3)(4)
		(5)(6)(7)(8)(9)	77.6%
_______________

*	Represents beneficial ownership of less than 1%.

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

(6)
Includes 18,000 shares of Common Stock owned by Mr. Lorber and 100,000 shares of Common Stock owned by Lorber Alpha II, L.P. (an entity in which Mr. Lorber may be deemed to be a control person).  Mr. Lorber disclaims beneficial ownership of all shares owned by Lorber Alpha II, L.P.  Also includes presently exercisable options to purchase 60,000 shares of Common Stock.

(7)	Consists of 1,400 shares of Common Stock and presently exercisable options to purchase 40,000 shares of Common Stock.

(8)	Consists of presently exercisable options to purchase 60,000 shares of Common Stock.

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

The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or Directors from January 1, 2010.

The Company has a 50% interest in an unconsolidated limited liability corporation, whose principal assets are two distribution centers leased to Kmart Corporation, which are accounted for as leveraged leases.  Also participating in this transaction were Mrs. Petrocelli (the wife of Mr. Petrocelli, the Company’s Board Chairman), Mr. Lorber and Mr. Penner, Directors of the Company, as well as Ms. Madaleine Berley (the wife of Mr. Penner), who together have approximately an 8% interest in this transaction.  Mr. Petrocelli disclaims beneficial ownership of the participation interest held by his wife and Mr. Penner disclaims beneficial ownership of the participation interest held by his wife.  Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability in the years in which the investment is positive.  Accordingly, although the Company received $777,000 in cash distributions from this investment, it did not record any income during the year ended December 31, 2010.  Cash distributions from this investment to each of Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber were approximately $36,000, $26,000, $26,000, and $26,000, respectively, in 2010.  Mrs. Petrocelli, Mr. Penner, Ms. Berley, and Mr. Lorber originally invested $275,000, $200,000, $200,000 and $200,000, respectively, in the transaction.

During 2009, the Company purchased a $5.0 million participation in a note (the “Participation”) secured by a warehouse located in New York of which Mrs. Petrocelli holds a 20% interest.  The Participation, which matures in July 2012, bears interest at 18% per annum payable monthly.  During November 2010, the Company sold a 2.5% interest in its remaining share of the Participation to the Company’s pension plan for $100,000.

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

In April 2010, Messrs. Petrocelli, Lamoretti, Weinbaum, and Miceli exercised options to purchase 600,000, 66,000, 86,000, and 66,000 shares of the Company’s Common Stock, respectively, at exercise prices ranging from $6.53 to $11.93 per share and sold such shares to the Company at a price of $24.60, which was the closing price of the Company’s Common Stock on March 29, 2010.  Also in April 2010, Mr. Mann exercised options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $11.93 and sold such shares to the Company at a price of $22.90, which was the closing price of the Company’s Common Stock on April 12, 2010.  In addition, in May 2010, Mr. Lorber and Mr. Penner each exercised options to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $6.53 per share and sold such shares to the Company at a price of $22.70 per share, which was the closing price of the Company’s Common Stock on May 26, 2010.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent public accountants for the years ended December 31, 2010 and 2009 were Holtz Rubenstein Reminick LLP (“Holtz”).

The aggregate fees billed to or accrued by the Company by Holtz for services performed for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Audit Fees	$120,700	$105,000
Audit Related Fees	27,000	27,000
Tax Fees	105,000	113,000
All Other Fees	—	—

Audit Fees

The aggregate audit fees for the years ended December 31, 2010 and 2009 were primarily related to the audit of the Company’s annual financial statements and review of those financial statements included in the Company’s quarterly reports on Form 10-Q.  For the year ended December 31, 2010, audit fees also include fees for professional services rendered for work related to the effectiveness of internal controls over financial reporting.

Audit Related Fees

Audit related fees for the years ended December 31, 2010 and 2009 were primarily incurred in connection with the audits of the Company’s employee benefit plans.

Tax Fees

Tax fees for the years ended December 31, 2010 and 2009 were primarily related to tax and other related services.

All Other Fees

The Company did not engage Holtz to provide any other services during the fiscal years ended December 31, 2010 and 2009.

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

10.6	Supplemental Retirement and Death Benefit Program, as amended and restated (incorporated by reference to exhibit 10.6 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2009).

**	21.	Subsidiaries of the Company.

**	23.1	Consent of Independent Registered Public Accounting Firm – Holtz Rubenstein Reminick LLP.

*	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e).

*	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Previously filed on the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CAPITAL CORP.

By:	/s/ Anthony J. Miceli
Anthony J. Miceli, Vice President
and Chief Financial Officer

Dated:  April 29, 2011