Form 10-Q
period 2011-03-31
UNITED CAPITAL CORP /DE/
filed 2011-05-11
CIK 65358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The registrant had 8,955,347 shares of common stock, $.10 par value, outstanding as of May 11, 2011.

Index

United Capital Corp. and Subsidiaries

Index

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

United Capital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$100,731	$82,397
Marketable securities	12,557	29,182
Notes and accounts receivable, net	9,188	8,724
Inventories	5,669	5,812
Prepaid expenses and other current assets	1,750	1,842
Deferred income taxes	352	—

Total current assets	130,247	127,957

Property, plant and equipment, net	9,830	10,202
Real property held for rental, net	100,600	100,608
Other investments	8,873	8,887
Notes receivable, net of current portion	41,988	42,362
Other assets	6,772	6,112

Total assets	$298,310	$296,128

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,250	$1,226
Accounts payable and accrued liabilities	11,477	13,238
Income taxes payable	8,566	4,345
Deferred income taxes	—	2,848

Total current liabilities	21,293	21,657

Long-term debt	36,330	36,660
Other long-term liabilities	11,866	12,967
Deferred income taxes	10,018	9,855

Total liabilities	79,507	81,139

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, authorized 17,500 shares;
issued and outstanding 8,955 shares	896	896
Retained earnings	216,650	206,843
Accumulated other comprehensive income, net of tax	1,257	7,250
Total stockholders’ equity	218,803	214,989

Total liabilities and stockholders’ equity	$298,310	$296,128

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Revenues from real estate operations	$13,707	$12,466
Net sales	8,881	7,588

Total revenues	22,588	20,054

Costs and expenses:
Cost of sales	6,944	5,641
Real estate operations:
Mortgage interest expense	576	538
Depreciation expense	1,445	1,233
Other operating expenses	7,381	6,730
General and administrative expenses	1,576	1,593
Selling expenses	864	790

Total costs and expenses	18,786	16,525

Operating income	3,802	3,529

Other income (expense):
Interest and dividend income	592	899
Other income and (expense), net	9,126	(5)

Total other income	9,718	894

Income from continuing operations before income taxes	13,520	4,423

Provision for income taxes	3,713	1,347

Income from continuing operations	9,807	3,076

Discontinued operations:
Income from discontinued operations, net of tax provision of $27	—	41

Net income	$9,807	$3,117

Basic earnings per share:
Income from continuing operations	$1.10	$.34
Income from discontinued operations	—	—
Net income per share	$1.10	$.34

Diluted earnings per share:
Income from continuing operations	$1.02	$.31
Income from discontinued operations	—	—
Net income per share assuming dilution	$1.02	$.31

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Index

United Capital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,807	$3,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,563	1,365
Net gain on available-for-sale securities	(8,956)	—
Deferred income taxes	190	197
Other, net	(221)	(342)
Changes in assets and liabilities:
Notes and accounts receivable, net	(466)	(1,103)
Inventories	143	317
Prepaid expenses and other current assets	92	392
Other assets	(626)	(744)
Accounts payable and accrued liabilities	(1,761)	(631)
Income taxes payable	4,221	966
Other long-term liabilities	(1,101)	(487)
Net cash provided by operating activities of continuing operations	2,885	3,047
Operating activities of discontinued operations	—	2
Net cash provided by operating activities	2,885	3,049

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,784)	—
Proceeds/maturities from sale of available-for-sale securities	22,145	149
Net investment in non-performing mortgage note	364	—
Acquisition of property, plant and equipment	(493)	(141)
Acquisition of/additions to real estate assets	(915)	(449)
Distributions from other investments	194	195
Other	244	11
Net cash provided by (used in) investing activities	15,755	(235)

Cash flows from financing activities:
Principal payments on mortgage obligations	(306)	(1,325)
Purchase and retirement of common stock	—	(542)
Net cash used in financing activities	(306)	(1,867)
Net increase in cash and cash equivalents	18,334	947
Cash and cash equivalents, beginning of period	82,397	124,354
Cash and cash equivalents, end of period	$100,731	$125,301

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$558	$566
Taxes	$339	$499

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented have been recorded.  These financial statements have been prepared in conformity with the accounting principles, and methods of applying those accounting principles, as reflected in the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.Stockholders’ Equity

Previous purchases of the Company’s common stock have reduced the Company’s additional paid-in-capital to zero and have also reduced retained earnings by amounts in excess of par value.  Any future purchases in excess of par value will also reduce retained earnings.

Repurchases of the Company’s common stock may be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources.  Future proceeds from the issuance of common stock in excess of par value will be credited to retained earnings until such time that previously recorded reductions have been recovered.  During the three months ended March 31, 2010, the Company purchased and retired 22 shares of common stock for an aggregate purchase price of $542. No shares were repurchased in the three months ended March 31, 2011.

3.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations	$9,807	$3,076

Denominator:
Basic – weighted-average shares outstanding	8,955	9,067
Dilutive effect of employee stock options	697	950
Diluted – weighted-average shares outstanding	9,652	10,017

Basic earnings per share – continuing operations	$1.10	$.34
Diluted earnings per share – continuing operations	$1.02	$.31

4.Stock-Based Compensation

The Company had two stock option plans, the Incentive and Non-Qualified Stock Option Plan and the 1988 Joint Incentive and Non-Qualified Stock Option Plan, under which qualified and non-qualified options could be granted to key employees to purchase the Company’s common stock at the fair market value on the date of grant.  Under both plans, the options typically became exercisable in three equal installments, beginning one year from the date of grant.  Stock options generally expire ten years from the date of grant.  Each plan has expired and accordingly, no options are available for grant under these plans.

Index

The Company had outstanding options to purchase 2,260 shares at March 31, 2011 and December 31, 2010.  Such options have a weighted-average exercise price of $15.26 per share.   As of March 31, 2011, these options had a weighted-average remaining contractual term of 1.2 years and an aggregate intrinsic value of $29,479.   The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2011 ($28.30) and the exercise price of each option, multiplied by the number of “in-the-money” options.  This amount changes based upon the fair market value of the Company’s common stock.

5.Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2011:
Equity securities	$11,033	$1,751	$(431)	$12,353
Bonds	117	88	(1)	204
	$11,150	$1,839	$(432)	$12,557
December 31, 2010:
Equity securities	$18,438	$11,124	$(578)	$28,984
Bonds	117	82	(1)	198
	$18,555	$11,206	$(579)	$29,182

Proceeds/maturities from the sale of available-for-sale securities, as well as the gains recognized in earnings on available-for-sale securities, included in the determination of net income are as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds/maturities	$22,145	$149
Gains recognized in earnings	$8,956	$—

6.Inventories

The components of inventories are as follows:
	March 31, 2011	December 31, 2010
Raw materials	$2,640	$2,595
Work in process	491	552
Finished goods	2,538	2,665
	$5,669	$5,812

7.Real Estate

Property sales

There were no properties sold in the three months ended March 31, 2011 or 2010.  The results of operations of properties sold prior to March 31, 2011, consisting primarily of $81 of revenues, $2 of depreciation expense, and $11 of other operating expenses, have been reclassified to discontinued operations, on a net of tax basis, for the three months ended March 31, 2010.

Properties held for sale

As of March 31, 2011, there were no properties considered by the Company to be held for sale.

Index

8.Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Equity securities	$12,353	$10,284	$2,069	$—
Bonds	204	104	100	—
	$12,557	$10,388	$2,169	$—
December 31, 2010:
Equity securities	$28,984	$27,056	$1,928	$—
Bonds	198	98	100	—
	$29,182	$27,154	$2,028	$—

The carrying amount of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short maturity of such items.  The estimated fair values of the Company’s other financial assets and liabilities not measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes receivable	$4,897	$5,463	$4,909	$5,578
Long-term debt, including current portion	$37,580	$32,779	$37,886	$33,574

The fair value of notes receivable is estimated using discounted cash flow analyses, with interest rates comparable to loans with similar terms and borrowers of similar credit quality. The fair value of long-term debt is estimated based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements.

9.Long-Term Investment

In 2010, the Company purchased a non-performing mortgage note (the “Note”) which has been in default since January 2008.  The Note, which is included in notes receivable in the Condensed Consolidated Balance Sheets, bears interest at the default rate of 9.8%, has approximately $60,000 in total outstanding obligations and is secured by a 254-room hotel located in Long Branch, New Jersey, and was subject to a pending foreclosure action obtained by the seller of the Note in 2009.  The foreclosure sale was scheduled for February 2011, at which time the borrower filed for Chapter 11 bankruptcy protection.  The Company is vigorously pursuing all of its legal remedies.  If title to the property is obtained, the net investment will be reclassified to real property held for rental.

10.Pension Plan

Net periodic pension income for the Company’s noncontributory defined benefit pension plan was as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$(16)	$(15)
Interest cost	(172)	(172)
Expected return on plan assets	229	199
Net periodic pension income	$41	$12

During the first quarter of 2011, the Company contributed $555 to the pension plan.

Index

11.Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended March 31,
	2011	2010
Net income	$9,807	$3,117
Other comprehensive income (loss), net of tax:
Change in net unrealized (loss) gain on available-for-sale securities, net of tax effect of $92 and ($1,720), respectively	(172)	3,192

Reclassification adjustment for net gains realized in net income, net of tax effect of $3,135	(5,821)	—
Comprehensive income	$3,814	$6,309

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2011	December 31, 2010
Net unrealized gains on available-for-sale securities, net of tax effect of $493 and $3,720, respectively	$914	$6,907
Pension plan adjustments, net of tax effect of $185	343	343
Accumulated other comprehensive income, net of tax	$1,257	$7,250

12.Business Segments

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

The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results of the Company's business segments are as follows:

	Three Months Ended March 31,
	2011	2010
Net revenues and sales:
Real estate investment and management	$5,295	$4,897
Hotel operations	8,412	7,569
Engineered products	8,881	7,588
	$22,588	$20,054
Operating income:
Real estate investment and management	$2,965	$2,984
Hotel operations	1,340	981
Engineered products	335	458
General corporate expenses	(838)	(894)
	3,802	3,529
Other income, net	9,718	894
Income from continuing operations before income taxes	$13,520	$4,423

Index

13.Commitments and Contingencies

The Company has undertaken the completion of environmental studies and/or remedial action at its two New Jersey manufacturing facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.

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

The foregoing estimates may also be revised by the Company as new or additional information in these matters become available or should the NJDEP or other regulatory agencies require additional or alternative remediation efforts in the future.  Although such events are not expected to change these estimates, adverse decisions or events, particularly as to the merits of the Company’s factual and legal basis, could cause the Company to change its estimate of liability with respect to such matters in the future.  The Company had approximately $8,500 recorded in accounts payable and accrued liabilities and other long-term liabilities at March 31, 2011 and December 31, 2010 to cover such matters.

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

14.Use of Estimates

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

15.Reclassifications

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
Results of Operations:  Three Months Ended March 31, 2011 and 2010

The Company’s net income increased $6,690 or 215% for the quarter ended March 31, 2011 to $9,807 from $3,117 earned during the first quarter of 2010.  On a per share basis, net income was $1.10 per basic share in the current quarter, compared to $.34 per basic share in the same 2010 period.  Total revenues increased $2,534 or 13% for the first quarter of 2011 to $22,588, compared to $20,054 in the first quarter of 2010.  The results of 2011 include $8,956 in pre-tax gains on the sale of available-for-sale securities.  The Company did not have any sales of available-for-sale securities during the first quarter of 2010.

Real Estate Operations

The Company’s real estate operations consist of the real estate investment and management and hotel operations segments.  The operating results for these segments are as follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Real Estate	Hotel Operations	Total	Real Estate	Hotel Operations	Total
Revenues	$5,295	$8,412	$13,707	$4,897	$7,569	$12,466
Mortgage interest expense	166	410	576	90	448	538
Depreciation expense	657	788	1,445	607	626	1,233
Other operating expenses	1,507	5,874	7,381	1,216	5,514	6,730
Income from operations	$2,965	$1,340	$4,305	$2,984	$981	$3,965

Real Estate Investment and Management

Revenues from the real estate investment and management segment increased $398 or 8.1% to $5,295 for the first quarter of 2011, compared to the corresponding period of 2010.  This increase is primarily attributable to an increase in revenues related to the timing of percentage rents ($166) and additional revenues ($165) from a property acquisition in the prior year.  Revenues from the Company’s real estate properties are generally derived from properties with single tenant, long-term leases.  Therefore, rental revenues recognized under generally accepted accounting principles do not fluctuate significantly; however, future rental revenues could be affected by lease renewals, terminations, and by the purchase or sale of additional properties.

Mortgage interest expense on real property held for rental increased $76 for the quarter ended March 31, 2011, compared the corresponding quarter of 2010.  The increase is primarily the result of additional interest from a mortgage obtained in December 2010, partially offset by continuing mortgage amortization.  As a result of the additional obligation obtained in 2010, mortgage interest expense from the Company’s real estate investment and management segment for 2011 should continue to be higher than that reported in 2010.

Depreciation expense associated with real properties held for rental increased $50 for the three months ended March 31, 2011, compared to the corresponding quarter of 2010, primarily attributable to depreciation expense ($71) related to additions to real estate assets over the past twelve months.  As a result of property additions in 2010, depreciation expense for each of the quarters and full year of 2011 should be higher than that reported in the corresponding 2010 periods.

Index

Other operating expenses associated with the management of real properties increased $291 for the quarter ended March 31, 2011, compared to the corresponding quarter of 2010, primarily attributable to an increase in property maintenance ($107), which is the result of the timing of certain repairs and renovations, and professional fees ($100) associated with lease renewals and other property related transactions.  Operating expenses could fluctuate in the future from those previously incurred due to the extent of property age, location and vacancies.

Hotel Operations

Hotel revenues increased $843 or 11% to $8,412 for the quarter ended March 31, 2011, compared to the corresponding quarter of 2010, primarily related to increased revenues ($611) at the Company’s Miami, Florida hotel.  This was attributable to the recent renovations at both the hotel and adjoining convention center.  Hotel revenues at the Company’s other hotels also improved modestly as the economy and business travel has improved.  Due to the significant renovations and improvements made at the Miami hotel and the general improvements in the economy, although there can be no assurance, the Company anticipates reporting increased hotel revenues in each of the quarters and full year of 2011.

Mortgage interest expense related to the Company’s hotel properties decreased $38 for the three months ended March 31, 2011, compared to the same period of 2010, primarily resulting from a reduction in mortgage interest associated with refinancing the mortgage on the Company’s Atlanta, Georgia hotel in March, 2010.  As a result of such refinancing and continuing mortgage amortization, without additional refinancings or borrowings, mortgage interest for each of the quarters and full year of 2011 should be lower than that reported during the same 2010 periods.

Depreciation expense associated with the Company’s hotel operations increased $162 for the first quarter of 2011, compared to the first quarter of 2010, primarily attributable to additional depreciation expense ($148) related to the renovations and improvements at the hotel in Miami.  As a result, depreciation expense for each of the quarters and full year of 2011 should be higher than that reported in 2010.

Other operating expenses related to the management of the Company’s hotel properties increased $360 or 6.5% to $5,874 for the quarter ended March 31, 2011, compared to the corresponding 2010 period, primarily as a result of increased revenues, noted above.

Engineered Products

The operating results of the engineered products segment are as follows:

	Three Months Ended March 31,
	2011	2010
Net sales	$8,881	$7,588
Cost of sales	6,944	5,641
Selling, general and administrative expenses	1,602	1,489
Operating income	$335	$458

Net sales of the engineered products segment increased $1,293 or 17% for the first quarter of 2011, compared to the first quarter of 2010, primarily attributable to increased demand for the Company’s engineered, transformer and automotive product lines which are related to the commencement of additional products with both established and new customers and from general economic improvements.  To the extent that economic conditions continue to recover, management remains cautiously optimistic that results will continue to improve.

Cost of sales as a percentage of net sales increased 3.8% for the three months ended March 31, 2011, compared to the corresponding period of 2010.  This results from a rise in material costs as a percentage of net sales (2.5%), additional costs associated with the relocation of certain manufacturing operations into the Company’s expanded Mexico facility, and the additional labor and overhead expenses incurred to build the required inventory to facilitate this relocation.

Index

Selling, general and administrative expenses of the engineered products segment increased $113 or 7.6% for the quarter ended March 31, 2011, compared to the corresponding quarter of 2010.  This increase is primarily attributable to the additional payroll related expenses and commissions incurred in support of the additional sales noted above ($116).

General and Administrative Expenses

General and administrative expenses not associated with the manufacturing operations decreased $56 for the first quarter of 2011, compared to such expenses incurred in the first quarter of 2010.  This decline is primarily attributable to decreases in depreciation expense ($44) and net periodic pension income ($29).

Other Income and Expense, Net

The components of other income and (expense), net in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2011	2010
Net gain on available-for-sale securities	$8,956	$—
Equity income	180	—
Other, net	(10)	(5)
	$9,126	$(5)

During the first quarter of 2011, the Company sold available-for-sale securities receiving proceeds of $22,145 and realizing a gain of $8,956 before taxes.

The Company accounts for certain investments using the equity method.  Such investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of earnings or losses, net of cash contributions or distributions.  During the three months ended March 31, 2011, the Company recorded $180 in income from such investments.

Discontinued Operations

Income from operations on properties sold and accounted for as discontinued operations was $41, on a net of tax basis, for the first quarter of 2010.  Such amounts have been reclassified to reflect results of operations of real estate properties sold during 2010 as discontinued operations.  The Company did not consider any of its properties to be held for sale as of March 31, 2011 and no properties have been sold during the three months ended March 31, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,885 for the three months ended March 31, 2011 versus $3,049 in the comparable period of 2010.  This represents a decline of $164 which is comprised of several significant fluctuations including reductions from working capital components other than taxes ($849), as well from changes in other long-term liabilities ($614).  These decreases were offset by increases from tax related items ($882) and higher operating income before depreciation ($471).

Net cash provided by investing activities was $15,755 for the first quarter of 2011, compared to net cash used for such activities of $235 for the same period in 2010.  Virtually all of the increase is the result of additional cash provided from the purchase or sale of available-for-sale securities ($16,212) in the current year.

Net cash used in financing activities was $306 and $1,867 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash used in financing activities primarily results from a one-time reduction in principal related to the refinancing of the Company’s mortgage on its Atlanta, Georgia hotel in 2010.  In addition, the Company purchased and retired $542 of the Company’s common stock in 2010.  No Company stock was repurchased in the current quarter.

Index

Over the next few months, the Company anticipates investing approximately $2,500 in additional renovations and improvements to the Miami Hotel.

In 2010, the Company purchased a non-performing mortgage note (the “Note”) which has been in default since January 2008.  The Note, which is included in notes receivable in the Condensed Consolidated Balance Sheets, bears interest at the default rate of 9.8%, has approximately $60.0 million in total outstanding obligations and is secured by a 254-room hotel located in Long Branch, New Jersey, and was subject to a pending foreclosure action obtained by the seller of the Note in 2009.  The foreclosure sale was scheduled for February 2011, at which time the borrower filed for Chapter 11 bankruptcy protection.  The Company is vigorously pursuing all of its legal remedies.  If title to the property is obtained, the net investment will be reclassified to real property held for rental.

At March 31, 2011, the Company’s cash and marketable securities totaled $113.3 million and working capital was $109.0 million compared to cash and marketable securities of $111.6 million and working capital of $106.3 million at December 31, 2010.  Management believes that opportunities to acquire additional properties at favorable prices may be available in the future and the Company’s available working capital provides a considerable advantage to fund acquisitions and grow its portfolio, if and when attractive long-term opportunities become available.  The tightened credit market however, could limit the Company’s ability to leverage future acquisitions.

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

In addition to the acquisition of properties for consideration consisting of cash and mortgage financing proceeds, the Company may acquire real properties in exchange for the issuance of the Company’s equity securities.  The Company may also finance acquisitions of other companies in the future with borrowings from institutional lenders and/or the public or private offerings of debt or equity securities.  The Company currently has no agreements, commitments or understandings with respect to the acquisition of other companies or the acquisition of real properties in exchange for its equity or debt securities.

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

Index

The Company manufactures its products in the United States and Mexico and sells its products in those markets as well as in Europe, South America and Asia.  As a result, the Company’s operating results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  Most of the Company’s sales are denominated in U.S. dollars.  Net sales of the Company’s engineered products segment denominated in Euros were 7.7% and 9.5% for the three months ended March 31, 2011 and 2010, respectively.  As such, a portion of the Company’s receivables are exposed to fluctuations with the U.S. dollar.  However, the Company does not believe this risk to be material to its overall financial position as the Company’s historical results have not been significantly impacted by foreign exchange gains or losses.  Accordingly, the Company has not entered into forward exchange contracts to hedge this exposure.  If such exposure increased in the future, the Company may reexamine this practice to minimize the associated risks.

Although recent economic trends appear to have stabilized, current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position.  Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, increased energy costs, concerns about inflation, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have had a negative affect on the Company’s business segments and are expected to continue to impact the Company throughout the year.  While the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet together with the significant cash flow generated from its core real estate portfolio, should allow the Company to weather this downturn.

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

The Company has undertaken the completion of environmental studies and/or remedial action at the Company’s two New Jersey manufacturing facilities and has recorded a liability for the estimated investigation, remediation and administrative costs associated therewith.  See Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

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

Refer to the Company’s 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies, which include revenue recognition and accounts receivable, marketable securities, inventories, real estate, discontinued operations, long-lived assets and pension plans.  There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2011.

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

There have been no changes in the Company’s internal controls over financial reporting, or in other factors that could affect these controls, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

ITEM 1A.              RISK FACTORS

The significant factors known to the Company that could materially effect the Company’s business, financial position or results of operations are set forth under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which are incorporated herein by reference.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.  See the Company’s 2010 Annual Report on Form 10-K for a discussion of risk factors that could impact the Company’s future financial performance and/or cause actual results to differ significantly from those expressed or implied by such statements.

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

Date: May 11, 2011
	By:	/s/ Anthony J. Miceli
Anthony J. Miceli
Chief Financial Officer, Secretary and
Director (Principal Financial Officer and
Principal Accounting Officer)